Form 10-Q
period 1996-06-30
GUIDANT CORP
filed 1996-08-02
CIK 929987

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1996



                 Commission File Number 1-13388



                       GUIDANT CORPORATION
     (Exact name of Registrant as specified in its charter)

            INDIANA                         35-1931722
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)



                 111 MONUMENT CIRCLE, 29TH FLOOR
                INDIANAPOLIS, INDIANA 46204-5129
            (Address of principal executive offices)



 Registrant's telephone number, including area code: (317) 971-2000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No


The number of shares of common stock outstanding as of July 29, 1996:


             Class                 Number of Shares Outstanding
            Common                          74,138,005

                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

              GUIDANT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              (In millions, except per-share data)
                           (unaudited)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------     ----------------
                                   1996     1995        1996      1995
                                   ----     ----        ----      ----
Net sales                         $265.5   $224.1     $517.6    $448.9

Cost of sales                      100.0     73.6      177.0     144.4
                                   -----    -----      -----     -----
   Gross profit                    165.5    150.5      340.6     304.5

Research and development            37.0     34.4       73.0      67.8
Sales, marketing
  and administrative                82.4     69.7      159.7     139.3
                                   -----    -----      -----     -----
                                   119.4    104.1      232.7     207.1
                                   -----    -----      -----     -----
   Income from operations           46.1     46.4      107.9      97.4

Other income (expenses):
   Interest--net                    (6.6)    (7.4)     (13.9)    (14.9)
   Royalties--net                    2.3      2.8        2.4       1.1
   Amortization of goodwill and
      other intangible assets       (6.4)    (5.3)     (12.3)    (11.0)
   Other--net                       (1.9)    (0.6)      (3.5)     (1.0)
   Impairment charges              (66.9)     --       (66.9)      --
                                   ------   ------     ------    ------
                                   (79.5)   (10.5)     (94.2)    (25.8)
                                   ------   ------     ------    ------
Income (loss) before income taxes  (33.4)    35.9       13.7      71.6

Income taxes                        12.8     14.7       31.4      29.3
                                   -----    -----      -----     -----
Net income (loss)                 ($46.2)   $21.2     ($17.7)    $42.3
                                   =====    =====      =====     =====

Earnings (loss) per share          ($0.64)   $0.30     ($0.25)   $ 0.59
                                   ======    =====     ======     =====

Weighted average shares outstanding 72.05    71.86      72.02     71.86

Dividends paid per share            $0.025     --       $0.05      --
                                   =======   =====     ======   ======
See notes to consolidated financial statements.

              GUIDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in millions)



                                              June 30,    December 31,
                                                1996          1995
                                              ----------  ------------
                                              (unaudited)
ASSETS

Current Assets
Cash and cash equivalents                        $0.9        $3.4

Accounts receivable, net of allowances
   of $7.6 (1996) and $5.7 (1995)               208.8       181.6

Other receivables                                13.5        18.4

Inventories                                     104.6       124.7

Deferred income taxes                            51.9        46.1

Prepaid expenses                                 18.8        14.8

Income taxes recoverable                          8.0          --
                                                -----        -----
   Total Current Assets                         406.5       389.0

Other Assets
Goodwill, net of allowances of $75.0 (1996)
   and $84.7 (1995)                             204.7       263.6

Other intangible assets, net of allowances
   of $6.8 (1996) and $18.9 (1995)               11.0        33.0

Investments                                      39.5        16.4

Sundry                                           16.4        25.3

Deferred income taxes                             3.6        13.7

Property and equipment                          306.5       316.4
                                                -----       ------
                                               $988.2     $1,057.4
                                               ======     ========



See notes to consolidated financial statements.

              GUIDANT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in millions)
                                              June 30,     December 31,
                                                1996           1995
                                             ----------    ------------
                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 27.0        45.8

Employee compensation                            53.5        63.3

Restructuring liabilities                        13.7        12.9

Income taxes payable                              --         22.0

Other liabilities                                63.0        64.7

Short-term borrowings                           448.7        70.0
                                                -----       -----
   Total Current Liabilities                    605.9       278.7

Noncurrent Liabilities
Long-term debt                                    --        385.0

Other                                             9.1         9.5
                                                 ----       -----
                                                  9.1       394.5
Commitments and contingencies                      --         --

Shareholders' Equity
Common stock-no par value;
   Authorized shares: 250,000,000
   Issued shares: 72,098,000 (1996)             192.5       192.5
                  71,961,000 (1995)

Additional paid-in capital                      150.9       146.8

Retained earnings                                82.1       103.4

Currency translation adjustments                 (9.8)       (1.2)

Deferred cost, ESOP                             (54.3)      (57.3)

Net unrealized appreciation on investments       11.8         --
                                                -----     -------
                                                373.2       384.2
                                               ------     -------
                                               $988.2    $1,057.4
                                               ======    ========



See notes to consolidated financial statements.

              GUIDANT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                      (Dollars in millions)
                                                        Six Months Ended
                                                             June 30,
                                                        ----------------
                                                        1996        1995
                                                        -----      -----
                                                           (unaudited)
Cash Provided by Operating Activities:
   Net income (loss)                                   ($17.7)     $42.3

Adjustments to Reconcile Net Income (Loss) to Cash
 Provided by Operating Activities:
   Depreciation                                          22.1       21.5
   Amortization of goodwill and other intangibles        12.3       11.0
   Provision for inventory and related losses            36.9        5.1
   Impairment charges                                    66.9        --
   Other noncash expenses                                 5.0        6.0
                                                        -----      -----
                                                        125.5       85.9

Changes in Operating Assets and Liabilities:
   Receivables, (increase) decrease                     (25.8)       2.5
   Inventories, increase                                 (7.8)      (4.0)
   Prepaid expenses, increase                            (4.0)      (1.0)
   Accounts payable and accrued
      liabilities, decrease                             (28.6)     (43.3)
   Income taxes payable/recoverable,
      increase (decrease)                               (30.0)       0.8
   Other liabilities, decrease                           (1.3)      (4.7)
                                                         -----     ------
Net Cash Provided by Operating Activities                28.0       36.2

(Used for) Provided by Investing Activities:
   Additions of property and equipment, net             (25.6)     (28.2)
   Acquisitions                                            --       (9.4)
   Reductions of other assets, net                        5.1        1.5
                                                         -----     ------
Net Cash Used for Investing Activities                  (20.5)     (36.1)

(Used for) Financing Activities:
   Reductions of short-term borrowings                   (6.3)     (54.3)
   Reductions of long-term borrowings                      --      (15.0)
   Dividends                                             (3.6)       --
                                                        ------     ------
Net Cash Used for Financing Activities                   (9.9)     (69.3)

Effect of Exchange Rate Changes on Cash                  (0.1)      (0.4)
                                                        ------     ------
Net Decrease in Cash and Cash Equivalents                (2.5)     (69.6)

Cash and Cash Equivalents at Beginning of Period          3.4      113.0
                                                        ------    ------
Cash and Cash Equivalents at End of Period               $0.9      $43.4
                                                        ======    ======
See notes to consolidated financial statements.

              GUIDANT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions)
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of manage-ment, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES
Inventories consisted of the following:
                                          June 30,      December 31,
                                            1996            1995
                                          --------      ------------
     Finished products                      $51.7          $45.8
     Work in process                         30.3           43.9
     Raw materials and supplies              22.6           35.0
                                           ------         ------
                                           $104.6         $124.7
                                           ======         ======

NOTE 3 - IMPAIRMENT AND OBSOLESCENCE CHARGES
The Company took two separate noncash pretax charges totaling $95.7 million during the period. The first was an impaired asset charge against the Company's atherectomy-related goodwill and other intangible assets of $66.9 million. This impairment loss was based on an analysis performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires certain long-lived assets, which meet prescribed impairment tests, to be written down to their fair values. The goodwill and other intangible assets were recorded as part of the purchase of Devices for Vascular Intervention, Inc. by Eli Lilly and Company in 1989, prior to the formation of Guidant Corporation.

The second charge was a $28.8 million noncash charge to cost of sales as a result of obsolescence of older generation cardiac rhythm management products and programmers. The charge was primarily due to accelerated United States regulatory approval for market release and customer acceptance of new cardiac rhythm management products, particularly the VENTAK MINI, VENTAK MINI HC, and VENTAK MINI II families of implantable cardioverter defibrillator systems. The after-tax impact on earnings of these charges was $84.1 million.

              GUIDANT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions)
                           (unaudited)

NOTE 4 - INVESTMENTS
Marketable equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of shareholders' equity.

NOTE 5 - CONTINGENCIES
The Company is a party to various legal actions which have occurred in the normal course of business. In May 1995, Intermedics, Inc., a division of Sulzermedica USA, Inc., filed suit against Guidant alleging patent infringement related to certain Guidant defibrillator and pacemaker models. Intermedics is seeking injunctive and monetary relief of an unspecified amount.

The Company has also been named as a defendant, along with Schneider (USA), Inc. and Schneider (Europe), AG, wholly owned subsidiaries of Pfizer, Inc., in an action brought in 1995 by Boston Scientific Corporation and its subsidiary, SCIMED Life Systems, Inc. The lawsuit alleges violation of federal and state antitrust laws, as well as state unfair competition and abuse of process laws. Boston Scientific and SCIMED allege that the violations are based on the misuse of the United States patent laws as a result of agreements concerning certain rapid exchange catheter patents. The lawsuit seeks injunctive relief, unspecified monetary damages and a declaration that certain patents are unenforceable.

In August 1995, the Company received a letter from Pacesetter, Inc. ("Pacesetter") advising the Company that Pacesetter believes that certain Pacesetter patents are being used by the Company in connection with the Company's VIGOR pacemaker/programmer combination. The Pacesetter letter and a subsequent letter also advise that it appears to Pacesetter that the Company may also be using certain patents licensed to Pacesetter in connection with the Company's VENTAK MINI. On May 3, 1996, Pacesetter filed suit against the Company in the United States District Court for the District of Delaware. The complaint, as subsequently amended, alleges infringement of six of the patents referred to in the previous letters and seeks injunctive relief and unspecified monetary damages.

While it is not possible to predict or determine the outcome of the legal actions brought against it, the Company believes the costs associated with such matters will not have a material adverse effect on its consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

              GUIDANT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In millions)
                           (unaudited)

NOTE 5 - CONTINGENCIES (continued)
Further, product liability claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


Guidant Corporation (Guidant or the Company) was created after the Board of Directors of Eli Lilly and Company (Lilly) approved a plan under which Lilly transferred to Guidant its ownership interests in five businesses. Guidant was incorporated in September 1994, and consummated an initial public offering of its common stock in December 1994. Upon completion of the initial public offering, Lilly's beneficial ownership of Guidant's common stock was reduced to approximately 80%. Lilly disposed of its remaining ownership interest in Guidant in September 1995, by means of a split-off, an exchange offer pursuant to which Lilly shareholders were given the opportunity to exchange some or all of their Lilly common shares for shares of Guidant common stock on a tax-free basis.

Guidant is a multinational company that designs, develops, manufactures and markets a broad range of products for use in:
(i) cardiac rhythm management (CRM); (ii) vascular intervention, and (iii) minimally invasive surgery (MIS).

The following tables are summaries of the Company's net sales and major costs and expenses:
                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    ------------------      ----------------
                                     1996        1995        1996      1995
                                     ----        ----        ----      ----
                                                 ($ in millions)
                                                   (unaudited)
Net sales:
  CRM                                $144.2    $105.6     $278.0     $209.5
  Vascular intervention               109.1     111.0      216.0      225.0
  MIS                                  12.2       7.5       23.6       14.4
                                     ------    ------      ------    ------
            Total net sales          $265.5    $224.1     $517.6     $448.9

Cost of sales                         100.0(1)   73.6      177.0(1)   144.4
                                     ------    ------     ------     ------
            Gross profit              165.5     150.5      340.6      304.5

Research and development               37.0      34.4       73.0       67.8

Sales, marketing and administrative    82.4      69.7      159.7      139.3
                                     ------    ------     ------     ------
  Income from operations              $46.1     $46.4     $107.9      $97.4
                                     ======    ======     ======     ======

                                            As a Percent of Net Sales
                                      --------------------------------------
                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ----------------
                                       1996      1995        1996      1995
                                       ----      ----        ----      ----
Net sales:
  CRM                                  54.3%     47.1%      53.7%      46.7%
  Vascular intervention                41.1      49.5       41.7       50.1
  MIS                                   4.6       3.4        4.6        3.2
                                      -----     -----      -----      -----
            Total net sales           100.0%    100.0%     100.0%     100.0%

Cost of sales                          37.7      32.8       34.2       32.2
                                      -----     -----      -----      -----
            Gross profit               62.3      67.2       65.8       67.8

Research and development               13.9      15.4       14.1       15.1

Sales, marketing and administrative    31.0      31.1       30.9       31.0
                                      -----     -----      -----       -----
  Income from operations               17.4%     20.7%      20.8%      21.7%
                                      ======    ======     ======     ======

(1) Includes the impact of $28.8 million in noncash obsolescence charges in 1996 resulting from the accelerated regulatory approval for market release and customer acceptance of new generation CRM products and programmers.

Operating Results -- Three and Six Months Ended June 30, 1996

The Company had worldwide net sales of $265.5 million for the three months ended June 30, 1996, reflecting an increase of $41.4 million or 18% over the same period in 1995. Growth in unit volume of 17% and sales price increases of 3% increased worldwide net sales, offset somewhat by fluctuations in foreign currency exchange rates which decreased net sales 2%.

The Company had worldwide net sales of $517.6 million for the six months ended June 30, 1996, an increase of $68.7 million or 15% over the six months ended June 30, 1995. This growth in worldwide net sales was due to unit volume growth of 12% and sales price increases of 4%, offset somewhat by foreign currency exchange rate changes which decreased net sales 1% during this period.

Net sales of CRM products grew $38.6 million or 36.6% for the three months ended June 30, 1996 as compared to the same period in 1995. CRM product net sales grew $68.5 million or 32.7% for the six months ended June 30, 1996 as compared to the same period in 1995. This growth was led by strong worldwide sales of the VENTAK MINI family of advanced, tiered-therapy automatic implantable cardioverter-defibrillators
(AICD) released in the United States in January 1996, and the VENTAK MINI HC released in May 1996. The technologically advanced VENTAK MINI family of CRM products is significantly smaller and lighter than the Company's previous products. In addition, the VENTAK MINI HC incorporates the Company's exclusive TRIAD defibrillation energy delivery system which is designed to simplify the device implant procedure and reduce the energy needed for defibrillation. The Company's adaptive-rate pacemaker products also contributed to sales growth during the period, led by the VIGOR DR and VIGOR SR which were released to the United States market in June 1995.

Net sales of vascular intervention products for the three months ended June 30, 1996 decreased $1.9 million or 1.7% from the same period in 1995. For the six months ended June 30, 1996, net sales of vascular intervention products decreased $9.0 million or 4.0% from 1995. The Company experienced sales growth in angioplasty products primarily due to the ACS MULTI-LINK Coronary Stent system, launched in Europe in November 1995, increased sales of over-the-wire catheters such as the ACS CONCORDE and the high pressure ACS ENDURA which were market released in March 1996, and continued growth in guidewires and accessory products. The Company also experienced increased sales resulting from its direct operations in Japan. This growth was offset by sales volume declines in atherectomy and dilatation catheters, and lower net average selling prices of most dilatation catheters in the United States. These lower domestic net average selling prices of dilatation catheters include the impact of product mix changes due to the acceptance of the recently launched over-the-wire catheters discussed above. The Company believes that net average selling prices may continue to decline due to this shift in product mix. Atherectomy sales declines were primarily due to increasing usage of coronary stents, a competing alternative therapy. Management believes that atherectomy products will continue to experience sales declines in 1996 compared to 1995.

Net sales of MIS products for the three months ended June 30, 1996 were $12.2 million, an increase of $4.7 million or 62.7% over the same period in the previous year. MIS net sales for the six months ended June 30, 1996 were $23.6 million, an increase of 63.9% over the comparable period in 1995. The Company experienced MIS sales growth in both United States and international markets as the Company continued to expand the marketing of its innovative laparoscopic technologies. Sales growth was primarily driven by the ORIGIN TACKER endoscopic fixation device and custom procedural kits which incorporate these devices and other MIS products.

Sales growth occurred in both the United States and international markets. United States net sales increased
11.5% to $164.2 million and international net sales increased 31.7% to $101.3 million for the three months ended June 30, 1996 as compared to the same period in 1995. For the six months ended June 30, 1996, United States net sales increased 9.1% to $324.9 million and international net sales increased 27.4% to

$192.7 million, as compared to the six months ended June 30, 1995. United States net sales growth was primarily due to CRM sales of VENTAK MINI, VIGOR DR, and VIGOR SR. International net sales growth was primarily driven by strong European and Japanese sales of the VIGOR family of pacemakers and strong European sales of the VENTAK MINI product family. The VIGOR family of pacemakers, which includes conventional and adaptive-rate pacemaker products, represents a majority of the Company's bradycardia revenues in the United States, Europe, and Japan.
The commencement of new distribution arrangements in Japan, Italy and the Benelux countries, and sales of the ACS MULTI-
LINK Coronary Stent, guidewires and the recently introduced
ACS RX COMET (rapid exchange catheter) in Europe contributed to the international sales growth. Perfusion catheter and guidewire sales in Europe and Japan also contributed to the international sales growth.

Cost of sales was $100.0 million for the three months ended June 30, 1996, an increase of $26.4 million or 35.9% from the comparable period in 1995. Cost of sales as a percentage of net sales for the three months ended June 30, 1996 was 37.7% as compared to 32.8% for the same period in 1995.
The Company took noncash obsolescence charges of $28.8
$28.8 million on certain CRM products and programmers due to accelerated United States regulatory approval for market release and customer acceptance of new CRM products, particularly the VENTAK MINI, VENTAK MINI HC, and VENTAK
MINI II families of AICD devices. Cost of sales, without considering the effect of these special obsolescence charges, would have been $71.2 million or 26.8% of net sales for the three months ended June 30, 1996 compared to $73.6 million or 32.8% of net sales for the same period in 1995. This reduction in cost of sales as a percentage of net sales resulted from enhanced vascular intervention manufacturing efficiencies, and reduced manufacturing costs of newer generation CRM products. For the six months ended June 30, 1996 and 1995, cost of sales, without the effect of the obsolescence charges in 1996, would have been $148.2 million or 28.6% of net sales and $144.4 million or 32.2% of net sales, respectively. Including the effect of the $28.8 million special obsolescence charges, cost of sales was $177.0 million or 34.2% of net sales for the six months ended June 30, 1996.

The Company has continued investing significant resources in research and development to develop new innovative products. Research and development expenses of $37.0 million for the three months ended June 30, 1996 increased $2.6 million or 7.6% compared to the same period in 1995. These expenses represented 13.9% and 15.4% of net sales in 1996 and 1995, respectively. For the six months ended June 30, 1996, research and development expenses increased $5.2 million or 7.7% and decreased as a percentage of net sales to 14.1% from 15.1% for the same period last year. Increased new product development costs, related to the VENTAK MINI II, which had its first implant in Europe in March 1996, and the ACS MULTI-LINK Coronary Stent, were partially offset by certain other research and development spending reductions, primarily involving atherectomy products.

Sales, marketing and administrative expenses grew $12.7 million or 18.2% for the three months ended June 30, 1996 compared to the same period in the prior year. These expenses represented approximately 31.0% of net sales in both periods. For the six months ended June 30, 1996, sales, marketing and administrative expenses increased 14.6% in comparison to the same period in 1995. Variable CRM selling expenses associated with the recent United States market release of VENTAK MINI were among the primary reasons for this increased spending during the period. The commencement, primarily in the last half of 1995, of new distribution arrangements in Japan, Italy and the Benelux countries also contributed to the increase in sales and marketing expenses. Increased compensation accruals due to the Company's performance-based bonus program and related stock price appreciation contributed to an increase in general and administrative expenses during the period.

Total research and development, and sales, marketing and administrative spending decreased to 45.0% of net sales for the three months ended June 30, 1996 compared to 46.5% for the same period in 1995. These expenses for the six months ended June 30, 1996, decreased to 45.0% of net sales compared to 46.1% for the six months ended June 30, 1995.

Income from operations of $46.1 million and $107.9 million for the three and six months ended June 30, 1996, respectively, represented a 0.6% decrease and 10.8% increase respectively, from the comparable periods in 1995. Income from operations was negatively affected by the aforementioned special obsolescence charges on CRM inventory and programmers. Income from operations, without considering these noncash charges in 1996, would have increased 61% and 40% for the three and six months ended June 30, 1996 respectively, over the same periods in 1995. Increased net sales combined with lower costs of sales due to manufacturing efficiencies and controlled growth in operating expenses resulted in this growth in income from operations.

For the three months ended June 30, 1996, the Company had net other expenses of $79.5 million compared to $10.5 million for the same period in the prior year. The Company had net other expenses of $94.2 million and $25.8 million for the six months ended June 30, 1996 and 1995, respectively. Included in net other expenses are noncash impairment charges taken by the Company of $66.9 million against its atherectomy-related goodwill and other intangible assets. This impairment loss was based on an analysis performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires certain long-lived assets, which meet prescribed impairment tests, to be written down to their fair values. The goodwill and other intangible assets were recorded as part of the purchase of Devices for Vascular Intervention, Inc. by Lilly in 1989, prior to the formation of Guidant.

The Company's effective income tax rate, without considering the effect of the obsolescence and impairment charges discussed above, was 39.2% and 39.3% for the three and six months ended June 30, 1996, respectively, compared to 40.9% for each of the same periods in 1995. The reduced impact of nondeductible goodwill amortization and increased benefits from reduced state income taxes and the Company's operations in Puerto Rico contributed to the reduced effective income tax rate.

The Company experienced a net loss for the three months ended June 30, 1996 of $46.2 million, and a corresponding loss per share of $0.64. For the comparable period in 1995, net income was $21.2 million, and earnings per share was $0.30. For the six months ended June 30, 1996 and 1995 the Company experienced a net loss of $17.7 million and net income of $42.3 million, respectively. Without the noncash impairment and obsolescence charges totaling $95.7 million, net income would have been $37.9 million, and earnings per share would have been $0.53 for the three months ended June 30, 1996.
For the six months ended June 30, 1996, net income would have been $66.4 million and $0.92 per share without these charges.


LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows which were sufficient to fund operations. For the six months ended June 30, 1996, cash provided by operating activities was $28.0 million compared to $36.2 million for the same period in 1995. This decrease of $8.2 million resulted from the timing of income tax payments under a tax-sharing agreement with Lilly and increased receivables due to record sales growth during the period. These uses of cash were partially offset by higher operating income without the effect of the noncash special obsolescence and impairment charges.

Net cash used for investing activities totaled $20.5 million for the six months ended June 30, 1996, compared to $36.1 million for the same period in 1995. The most significant use of cash for investing activities in 1996 related to net additions of property and equipment of $25.6 million. The Company paid approximately $9.4 million to complete certain distributor acquisitions during the six months ended June 30, 1995.

Net cash used for financing activities totaled $9.9 million for the six months ended June 30, 1996, compared to $69.3 million for the same period in 1995. The Company's reduction of its short-term borrowings and payment of dividends comprise the cash used for financing activities during 1996. Payments of its loans payable to Lilly of $54.3 million was the Company's most significant use of cash for financing activities during the six months ended June 30, 1995.

At June 30, 1996, the Company had outstanding borrowings of $448.7 million through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 6.08%. The commercial paper borrowings are supported by a credit facility which permits borrowings up to $600.0 million through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest.

The Company has recently filed a registration statement with the Securities and Exchange Commission for a public offering of approximately 10.0 million shares of common stock. The Company intends to use the net proceeds from this offering to reduce temporarily its outstanding commercial paper indebtedness and bank borrowings, with a view towards possibly reborrowing when necessary for acquisitions, and general corporate purposes in support of the Company's previously disclosed acquisition strategy. As a result, these borrowings are classified as a current liability, and current liabilities exceed current assets by $199.4 million at June 30, 1996.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated cash needs including capital expenditures which are expected to be approximately $60.0 million in 1996.

The Company has recognized net deferred tax assets aggregating $55.5 million at June 30, 1996 and $59.8 million at December 31, 1995. The assets relate principally to the establishment of inventory and product related reserves, the acquisition of certain intangible assets, and charges associated with the 1993 restructuring. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 28, 1995, the Company received a letter from Pacesetter, Inc. ("Pacesetter") advising the Company that Pacesetter believes that certain Pacesetter patents are being used by the Company in connection with the Company's VIGOR pacemaker/programmer combination. The Pacesetter letter and a subsequent letter also advise that it appears to Pacesetter that the Company may also be using certain patents licensed by Angeion Corporation to Pacesetter in connection with the Company's VENTAK MINI. On May 3, 1996, Pacesetter filed suit against CPI in the United States District Court for the District of Delaware. The complaint, as subsequently amended, alleges infringement of six of the patents referred to in the previous letters and seeks injunctive relief and unspecified monetary damages.

On May 15, 1996, The Johns Hopkins University ("Johns Hopkins") filed suit against the Company and CPI in the District of Maryland, Northern Division. The complaint alleges that certain of the Company's defibrillators infringe a patent owned by Johns Hopkins, that the Company has breached an agreement originally entered into by Johns Hopkins and Medrad, Inc., and that the Company has been unjustly enriched. Johns Hopkins is seeking injunctive relief, specific performance, unspecified monetary damages, and an award of attorneys' fees.

On June 4, 1996, General Surgical Innovations, Inc. ("GSI") filed suit against the Company's subsidiary, Origin Medsystems, Inc. ("Origin") in the Northern District of California alleging that Origin's making, using, offering to sell and selling certain Origin Preperitoneal Distention Balloon Systems infringed and is continuing to infringe a patent owned by GSI. GSI is seeking injunctive relief, unspecified monetary damages and an award of costs and attorneys' fees.

Item 4.  Submission of Matters to a Vote of Security-Holders.

   (a) The Company's annual meeting of shareholders was held on May 20, 1996.

   (c)  The following matters were voted on at the meeting:


Election of Directors:

     Name                   For         Withheld
     --------------      ----------     --------
     J. B. King          63,679,858      131,304
     Susan B. King       63,706,588      104,574
     J. Kevin Moore      63,713,643       97,519
     Ruedi E. Wager      63,675,545      135,617

Approval of the Guidant Corporation 1996 Nonemployee Directors
Stock Plan:

        For          Against      Abstain     No Vote
     ----------    ----------    ---------    -------
     52,322,487    10,242,682    1,245,992       1


Ratification of appointment of Ernst & Young LLP as Independent
Auditors:

        For          Against      Abstain     No Vote
     ----------    ----------    ---------    -------
     63,721,585       48,581       40,996        0




Item 6.  Exhibits and Reports on Form 8-K.

   (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed no Report on Form 8-K.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)




Date:  August 1, 1996           /s/ Keith E. Brauer
                              --------------------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer






Date:  August 1, 1996           /s/ Roger Marchetti
                              -------------------------------
                              Roger Marchetti
                              Chief Accounting Officer