Form 10-Q
period 1996-09-30
GUIDANT CORP
filed 1996-11-05
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 1996



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


The number of shares of common stock outstanding as of October 15, 1996:

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
                              (unaudited)

                                   Three Months Ended    Nine Months Ended
                                       September 30,       September 30,
                                    -----------------    -----------------
                                      1996     1995        1996      1995
                                      ----     ----        ----      ----

Net sales                            $260.1   $234.1     $777.7    $683.0

Cost of sales                          69.1     68.1      246.1     212.5
                                      -----    -----      -----     -----

    Gross profit                      191.0    166.0      531.6     470.5

Research and development               37.6     32.2      110.6     100.0
Sales, marketing and administrative    78.7     72.5      238.4     211.8
                                      -----    -----      -----     -----

                                      116.3    104.7      349.0     311.8
                                      -----    -----      -----     -----

   Income from operations              74.7     61.3      182.6     158.7

Other income (expenses):
   Interest--net                       (5.8)    (7.5)     (19.7)    (22.4)
   Royalties--net                       3.3      1.4        5.7       2.5
   Amortization of goodwill and
      other intangible assets          (4.2)    (5.7)     (16.5)    (16.7)
   Other--net                          (0.1)    (2.2)      (3.6)     (3.2)
   Impairment charges                    --      --       (66.9)       --
                                       -----    -----     ------     -----
                                       (6.8)   (14.0)    (101.0)    (39.8)
                                       -----    -----     ------     -----

Income before income taxes             67.9     47.3       81.6      118.9

Income taxes                           26.7     19.3       58.1       48.6
                                      -----    -----      -----      -----

Net income                            $41.2    $28.0      $23.5      $70.3
                                      =====    =====      =====      =====
Earnings per share                    $0.57    $0.39      $0.33     $ 0.98
                                      =====    =====      =====      =====
Weighted average shares outstanding   72.13    71.86      72.06      71.86

Dividends paid per share             $0.025   $0.025     $0.075     $0.025
                                     ======   ======     ======     ======



See notes to consolidated financial statements.

              GUIDANT CORPORATION and Subsidiaries
                   Consolidated Balance Sheets
                      (Dollars in millions)


                                             September 30,      December 31,
                                                 1996              1995
                                             ------------       -----------
                                              (unaudited)

ASSETS

Current Assets:
Cash and cash equivalents                        $7.1              $3.4

Accounts receivable, net of allowances
   of $7.6 (1996) and $5.7 (1995)               207.7             181.6

Other receivables                                12.3              18.4

Inventories                                     102.3             124.7

Deferred income taxes                            60.5              46.1

Prepaid expenses                                 21.7              14.8
                                                -----             -----

   Total Current Assets                         411.6             389.0


Other Assets:
Goodwill, net of allowances of $78.2 (1996)
   and $84.7 (1995)                             201.0             263.6

Other intangible assets, net of allowances
   of $7.9 (1996) and $18.9 (1995)               10.0              33.0

Investments                                      37.0              16.4

Sundry                                           18.3              25.3

Deferred income taxes                             1.4              13.7

Property and equipment                          518.6             533.0

Less accumulated depreciation                  (206.2)           (216.6)
                                                -----             -----

   Property and equipment, net                  312.4             316.4
                                                -----             -----
                                               $991.7           $1,057.4
                                                =====            =======

See notes to consolidated financial statements.

              GUIDANT CORPORATION and Subsidiaries
                   Consolidated Balance Sheets
                      (Dollars in millions)

                                             September 30,      December 31,
                                                1996                1995
                                             ------------       ------------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                 28.6              45.8

Employee compensation                            63.7              63.3

Restructuring liabilities                        11.8              12.9

Income taxes payable                              1.5              22.0

Other liabilities                                64.8              64.7

Short-term borrowings                           396.9              70.0
                                                -----             -----
   Total Current Liabilities                    567.3             278.7

Noncurrent Liabilities:
Long-term debt                                    --              385.0

Other                                            10.2               9.5
                                                -----             -----
                                                 10.2             394.5

Commitments and contingencies                     --                --

Shareholders' Equity
Common stock-no par value;
   Authorized shares: 250,000,000
   Issued shares: 72,159,000 (1996)             192.5             192.5
                  71,961,000 (1995)

Additional paid-in capital                      151.1             146.8

Retained earnings                               121.5             103.4

Currency translation adjustments                (8.3)             (1.2)

Deferred cost, ESOP                            (52.8)            (57.3)

Net unrealized appreciation on investments       10.2               --
                                                -----             -----

                                                414.2             384.2
                                                -----             -----

                                               $991.7          $1,057.4
                                                =====           =======


See notes to consolidated financial statements.

              GUIDANT CORPORATION and Subsidiaries
              Consolidated Statements of Cash Flow
                          (In millions)

                                                   Nine Months Ended
                                                      September 30,
                                                    ----------------
                                                    1996        1995
                                                    ----        ----
                                                      (unaudited)
Cash Provided by Operating Activities:
  Net income                                       $23.5       $70.3

Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
  Depreciation                                      32.6        32.8
  Amortization of goodwill
      and other intangibles                         16.5        16.6
  Provision for inventory and related losses        40.2        13.0
  Impairment charges                                66.9          --
  Other noncash expenses                             1.2        15.3
                                                   -----        -----
                                                   180.9        148.0

Changes in Operating Assets and Liabilities:
  Receivables, increase                            (23.0)      (11.0)
  Inventories, increase                             (8.6)      (17.8)
  Prepaid expenses, (increase) decrease             (6.8)        1.1
  Accounts payable and accrued
    liabilities, decrease                          (16.8)      (33.0)
  Income taxes payable, decrease                   (20.5)       (0.1)
  Other liabilities, decrease                       (0.4)      (35.9)
                                                    -----       -----
Net Cash Provided by Operating Activities           104.8       51.3

(Used for) Provided by Investing Activities:
  Additions of property and equipment, net         (42.1)      (46.3)
  Acquisitions                                       --        (10.8)
  (Additions) reductions to other assets, net        3.9        (6.6)
                                                    -----       -----
Net Cash Used for Investing Activities             (38.2)      (63.7)

(Used for) Provided by Financing Activities:
  Reductions of short-term borrowings              (58.1)      (78.0)
  Reductions of long-term borrowings                 --        (15.0)
  Capital contribution from Lilly                    --         11.1
  Dividends                                         (5.4)       (1.8)
                                                    -----       -----
Net Cash Used for Financing Activities             (63.5)      (83.7)

Effect of Exchange Rate Changes on Cash              0.6        (2.7)
                                                    -----       -----
Net Increase (Decrease) in Cash
   and Cash Equivalents                              3.7        (98.8)

Cash and Cash Equivalents at Beginning of Period     3.4        113.0
                                                   -----        -----

Cash and Cash Equivalents at End of Period          $7.1        $14.2
                                                   =====        =====

See notes to consolidated financial statements.

              GUIDANT CORPORATION and Subsidiaries
           Notes to Consolidated Financial Statements
                          (In millions)
                           (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                  September 30,      December 31,
                                      1996               1995
                                 -------------       -----------

     Finished products                $58.2             $45.8
     Work in process                   23.5              43.9
     Raw materials and supplies        20.6              35.0
                                      -----             -----
                                     $102.3            $124.7
                                      =====             =====


NOTE 3 - IMPAIRED ASSET AND OBSOLESCENCE CHARGES

The Company took two separate noncash charges totaling $95.7 million during the second quarter of 1996. The first was an impaired asset charge against the Company's atherectomy-related goodwill and other intangible assets of $66.9 million. This impairment loss was based on an analysis performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires certain long-lived assets, which meet prescribed impairment tests, be written down to their fair values. The goodwill and other intangible assets were recorded as part of the purchase of Devices for Vascular Intervention, Inc. by Eli Lilly and Company in 1989, prior to the formation of Guidant Corporation.

The second charge was a $28.8 million noncash charge to cost of sales resulting from the obsolescence of older generation cardiac rhythm management products and programmers. The charge resulted from accelerated regulatory approval for market release and customer acceptance of new products. The after-tax impact on earnings of these charges was $84.1 million.

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

In August 1995, the Company received a letter from Pacesetter, Inc. ("Pacesetter") advising the Company that Pacesetter believes that certain Pacesetter patents are being used by the Company in connection with the Company's VIGOR pacemaker/programmer combination. The Pacesetter letter and a subsequent letter also advise that it appears to Pacesetter that the Company may also be using certain patents licensed to Pacesetter in connection with the Company's VENTAK MINI. On May 3, 1996, Pacesetter filed suit against the Company in the United States District Court for the District of Delaware. The lawsuit was subsequently transferred to the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of six of the patents referred to in the previous letters and seeks injunctive relief, unspecified monetary damages and an award of attorneys' fees.

On August 23, 1996, following the filing with the French Ministry of Labor and Social Affairs of a small number of reported incidents concerning the use in France of the 15mm ACS RX MULTI-LINK Coronary Stent System, the Company in cooperation with the French Ministry voluntarily suspended sales of this product and recalled units in France.

              GUIDANT CORPORATION and Subsidiaries
           Notes to Consolidated Financial Statements
                          (In millions)
                           (unaudited)


NOTE 5 - CONTINGENCIES (Continued)

The Company is a party to certain other legal actions arising in the ordinary course of its business. While it is not possible to predict or determine the outcome of the legal actions brought against it, the Company believes the costs associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations in any one accounting period.

Further, product liability claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


Guidant Corporation (Guidant or the Company), an Indiana corporation, was created after the Board of Directors of Eli Lilly and Company (Lilly) approved a plan under which Lilly transferred to Guidant its ownership interests in five businesses. Guidant was incorporated in September 1994, and consummated an initial public offering of its common stock in December 1994. Upon completion of the initial public offering, Lilly's beneficial ownership of Guidant's common stock was reduced to approximately 80%. Lilly disposed of its remaining ownership interest in Guidant in September 1995, by means of a split-off, an exchange offer pursuant to which Lilly shareholders were given the opportunity to exchange some or all of their Lilly common shares for shares of Guidant common stock on a tax-free basis. The consummation of the exchange offer resulted in Lilly distributing all of its Guidant common stock to Lilly shareholders. As a result, Lilly no longer owns any of the Company's common stock.

Guidant is a multinational company that designs, develops, manufactures and markets a broad range of products for use in:
(i) cardiac rhythm management (CRM); (ii) vascular intervention, and (iii) other forms of minimally invasive surgery (MIS).

The following tables are summaries of the Company's net sales and major costs and expenses:
                                   Three Months Ended     Nine Months Ended
                                       September 30,        September 30,
                                   ------------------     -----------------
                                      1996     1995        1996       1995
                                      ----     ----        ----       ----
                                                ($ in millions)
                                                  (unaudited)

Net sales:
  CRM                                $144.7   $119.3     $422.7    $328.8
  Vascular intervention               104.7    108.4      320.7     333.4
  MIS                                  10.7      6.4       34.3      20.8
                                     ------    -----      -----     -----

          Total net sales            $260.1   $234.1     $777.7    $683.0

Cost of sales                          69.1     68.1      246.1(1)  212.5
                                     ------    -----     ------     -----

          Gross profit                191.0    166.0      531.6     470.5

Research and development               37.6     32.2      110.6     100.0

Sales, marketing and administrative    78.7     72.5      238.4     211.8
                                      ------   -----      -----     -----

  Income from operations              $74.7    $61.3     $182.6    $158.7
                                     ======    ======    ======    ======



                                            As a Percent of Net Sales
                                     --------------------------------------
                                     Three Months Ended   Nine Months Ended
                                         September 30,      September 30,
                                     ------------------   -----------------
                                      1996       1995       1996      1995
                                      ----       ----       ----      ----

Net sales:
  CRM                                  55.6%    51.0%      54.4%     48.1%
  Vascular intervention                40.3     46.3       41.2      48.8
  MIS                                   4.1      2.7        4.4       3.1
                                      ------   ------     ------    ------
          Total net sales             100.0%   100.0%     100.0%    100.0%

Cost of sales                          26.6     29.1       31.6(1)   31.1
                                      -----    -----      -----     -----

          Gross profit                 73.4     70.9       68.4      68.9

Research and development               14.4     13.7       14.2      14.7

Sales, marketing and administrative    30.3     31.0       30.7      31.0
                                      -----    -----      -----     -----

  Income from operations               28.7%    26.2%      23.5%     23.2%
                                     =======   ======     ======    ======

(1) Includes the impact of $28.8 million in special noncash obsolescence charges in the second quarter of 1996 resulting from the accelerated regulatory approval for market release and customer acceptance of new generation CRM products and programmers.

Operating Results -- Three and Nine Months Ended September 30, 1996

The Company had worldwide net sales of $260.1 million for the three months ended September 30, 1996, reflecting an increase of $26.0 million or 11% over the same period in 1995. Growth in unit volume of 14% increased worldwide net sales, while sale prices and fluctuations in foreign currency exchange rates decreased net sales 1% and 2%, respectively.

The Company had worldwide net sales of $777.7 million for the nine months ended September 30, 1996, an increase of $94.7 million or 14% over the nine months ended September 30, 1995. This growth in worldwide net sales was due to unit volume growth of 12% and sales price increases of 3%, offset somewhat by foreign currency exchange rate changes which decreased net sales 1% during this period.

Net sales of CRM products grew $25.4 million or 21.3% for the three months ended September 30, 1996 as compared to the same period in 1995. CRM product net sales grew $93.9 million or 28.6% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This growth was led by strong worldwide sales of the VENTAK MINI II advanced, tiered-therapy automatic implantable cardioverter-defibrillators (AICD) released in the United States in July 1996, the VENTAK MINI HC released in the United States in May 1996, and the VENTAK MINI released in the United States in January 1996. The technologically advanced VENTAK MINI II, one of the world's smallest full-featured AICD, along with the VENTAK MINI HC, incorporates the Company's exclusive TRIAD defibrillation energy delivery system which is designed to simplify the device implant procedure and reduce the energy needed for defibrillation. The Company's adaptive-rate pacemaker products also contributed to sales growth during the period, led by the VIGOR DR and VIGOR SR which were released to the United States market in June 1995.

Net sales of vascular intervention products for the three months ended September 30, 1996 decreased $3.7 million or 3.4% from the same period in 1995. For the nine months ended September 30, 1996, net sales of vascular intervention products decreased $12.7 million or 3.8% from the comparable period in 1995. The Company experienced sales growth in angioplasty systems, primarily due to: (i) the ACS MULTI-LINK Coronary Stent system, launched in Europe and other international markets in November 1995, (ii) increased sales of over-the-wire catheters such as the ACS CONCORDE and the high pressure ACS ENDURA, which were market released in March 1996, (iii) the ACS Tx2000 (over-the-wire catheter) and ACS RX COMET (rapid exchange catheter) released to international markets in June 1996, and (iv) continued growth in guidewires and accessory products. This growth was offset by sales declines in atherectomy and dilatation catheters, and lower net average selling prices of most dilatation catheters in the United States. These lower net average selling prices of dilatation catheters include the impact of product mix changes due to the recently launched over-the-wire catheters discussed above. The Company believes that net average selling prices may continue to decline due to this shift in product mix.
Atherectomy sales declines were primarily due to increasing usage of coronary stents, a competing alternative therapy. Management believes that atherectomy products will continue to experience sales declines in 1996 compared to 1995.

Net sales of MIS products for the three months ended September 30, 1996 were $10.7 million, an increase of $4.3 million or 67.2% over the same period in the previous year. MIS net sales for the nine months ended September 30, 1996 were $34.3 million, an increase of 64.9% over the comparable period in 1995.
MIS sales grew in both United States and international markets as the Company continued to expand the marketing of its innovative laparoscopic technologies. Sales growth was primarily driven by the ORIGIN TACKER endoscopic fixation device and custom procedural kits which incorporate these devices and other MIS products.

Sales growth occurred in both the United States and international markets. United States net sales increased 3.2% to $158.5 million and international net sales increased 26.2% to $101.6 million for the three months ended September 30, 1996 as compared to the same period in 1995. United States net sales growth was primarily due to CRM sales of the VENTAK MINI II, VENTAK MINI HC, VIGOR DR, and

VIGOR SR. International net sales growth was primarily driven by the ACS MULTI-LINK Coronary Stent System, European and Japanese sales of the VIGOR family of pacemakers and European sales of the VENTAK MINI II and VENTAK MINI HC. The VIGOR family of pacemakers, which includes conventional and adaptive-rate pacemaker products, represents a majority of the Company's bradycardia revenues in the United States, Europe, and Japan. The commencement of new distribution arrangements in Italy and the Benelux countries, guidewires and the recently introduced ACS RX COMET in Europe and ACS Tx2000 in Japan also contributed to the international sales growth. Guidewire sales in Europe and Japan also contributed to the international sales growth. For the nine months ended September 30, 1996, United States net sales increased 7.1% to $483.4 million and international net sales increased 27.0% to $294.3 million, as compared to the nine months ended September 30, 1995.

Cost of sales was $69.1 million for the three months ended September 30, 1996, an increase of $1.0 million or 1.5% from the comparable period in 1995. Cost of sales as a percentage of net sales for the three months ended September 30, 1996 was 26.6% as compared to 29.1% for the same period in 1995. This reduction in cost of sales as a percentage of net sales resulted from enhanced manufacturing efficiencies, and reduced manufacturing costs of newer generation CRM and VI products. For the nine months ended September 30, 1996 and 1995, cost of sales was $246.1 million or 31.6% of net sales and $212.5 million or 31.1% of net sales, respectively. Cost of sales without the effect of the special obsolescence charges taken in the second quarter of 1996, would have been $217.3 million or 27.9% of net sales.

The Company has continued investing significant resources in research and development to develop new innovative products. Research and development expenses of $37.6 million for the three months ended September 30, 1996 increased $5.4 million or 16.8% compared to the same period in 1995. For the nine months ended September 30, 1996, research and development expenses increased $10.6 million or 10.6% and decreased as a percentage of net sales to 14.2% from 14.7% for the same period last year. Increased research and development spending during these periods primarily resulted from new product development costs related to: (i) the clinical evaluation of implantable device systems for the treatment of congestive heart failure, (ii) the development of future generations of pacemaker products, (iii) the development of the VENTAK AV AICD system, which had its first implants in Europe in September 1996, and (iv) the United States clinical evaluation of the ACS MULTI-LINK Coronary Stent. The VENTAK AV is the first system to incorporate ATRIAL VIEW, a unique rhythm discrimination capability, along with dual-chamber pacemaker and advanced defibrillation therapies.

Sales, marketing and administrative expenses grew $6.2 million or 8.6% for the three months ended September 30, 1996 compared to the same period in the prior year. These expenses represented approximately 30.3% of net sales in 1996 and 31.0% of net sales in 1995. For the nine months ended September 30, 1996, sales, marketing and administrative expenses increased 12.6% in comparison to the same period in 1995. Variable CRM selling expenses associated with the United States market release of VENTAK MINI II were among the primary reasons for this increased spending during the period. The commencement of new distribution arrangements in Italy and the Benelux countries in the last half of 1995 also contributed to the increase in sales and marketing expenses.

Income from operations of $74.7 million for the three months ended September 30, 1996, represented a 21.9% increase from the comparable period in 1995. Increased net sales combined with lower costs of sales due to manufacturing efficiencies and a lower rate of growth in sales, marketing, and administrative expenses resulted in this growth in income from operations. Income from operations for the nine months ended September 30, 1996 of $182.6 million represented a 15.1% increase from the same period last year and was negatively affected by the previously reported special obsolescence charges on CRM inventory and programmers taken during the second quarter of 1996. Income from operations, without considering these noncash charges in 1996, would have increased 33.2% for the nine months ended September 30, 1996, over the same period in 1995.

For the three months ended September, 1996, the Company had net other expenses of $6.8 million compared to $14.0 million for the same period in the prior year. The decrease in net other expenses was primarily due to the following: (i) increased net royalty income due to royalties received on certain vascular intervention technology patents, (ii) reduced interest expense due to the decline in outstanding borrowings from the prior year, and (iii) reduced amortization expense resulting from the previously reported special impairment charges taken by the Company against its atherectomy-related goodwill and other intangible assets. The Company had net other expenses of $101.0 million and $39.8 million for the nine months ended September 30, 1996 and 1995, respectively. Included in net other expenses for the nine months ended September 30, 1996 were the aforementioned special impairment charges of $66.9 million.

The Company's effective income tax rate, without considering the effect of the special obsolescence and impairment charges discussed above, was 39.3% for the three and nine months ended September 30, 1996, respectively, compared to 40.8% and 40.9% respectively, for each of the same periods in 1995. The lower effective income tax rate resulted from the reduced impact of nondeductible goodwill amortization, reduced state income taxes, and increased tax benefits from the Company's operations in Puerto Rico.

Net income for the three months ended September 30, 1996 was $41.2 million, an increase of $13.2 million or 47.1% from the three months ended September 30, 1995. This growth in net income resulted from operating income growth of 21.9% along with reduced other expenses and the lower effective income tax rate. For the nine months ended September 30, 1996 net income was $23.5 million, a decrease of $46.8 million or 66.5% from the comparable period in the prior year. Without the noncash impairment and obsolescence charges totaling $95.7 million recorded in the second quarter of 1996, net income would have been $107.6 million, and earnings per share would have been $1.49 for the nine months ended September 30, 1996.

Liquidity and Financial Condition

The Company generated cash flows which were sufficient to fund operations. For the nine months ended September 30, 1996, cash provided by operating activities was $104.8 million compared to $51.3 million for the same period in 1995. This increase of $53.5 million resulted from: (i) higher operating income without the effect of the noncash special obsolescence and impairment charges, (ii) reduced payments on restructuring liabilities in 1996, (iii) payments to Lilly of $39.5 million in 1995 to settle outstanding payables pursuant to the split-off, and (iv) controlled growth in inventories.

Net cash used for investing activities totaled $38.2 million for the nine months ended September 30, 1996, compared to $63.7 million for the same period in 1995. The most significant use of cash for investing activities in 1996 related to net additions of property and equipment of $42.1 million. Cash used in investing declined in part due to the payment of approximately $10.8 million to complete certain distributor acquisitions during the nine months ended September 30, 1995.

Net cash used for financing activities totaled $63.5 million for the nine months ended September 30, 1996, compared to $83.7 million for the same period in 1995. The Company's reduction of its short-term borrowings and payment of dividends comprise the cash used for financing activities during 1996. Payments of its loans payable to Lilly of $78.0 million and payments on its long-term borrowing of $15.0 million were the Company's most significant use of cash for financing activities during the nine months ended September 30, 1995.

At September 30, 1996, the Company had outstanding borrowings of $396.9 million, down from $455.0 million at December 31, 1995, through the issuance of commercial paper and bank borrowings at a year-to-date weighted average interest rate of 5.92%. The commercial paper borrowings are supported by a credit facility which permits borrowings up to $600.0 million through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest. These borrowings are classified as a current liability, and as a result current liabilities exceed current assets by $155.7 million at September 30, 1996.

In September 1996, the Company received a favorable ruling from the Internal Revenue Service (IRS) which allows the Company to issue stock to support its previously announced acquisition strategy without affecting the ruling issued by the IRS in November 1994 as to the tax-free nature of the Company's split-off from Lilly. However, the Company recently announced the cancellation of its planned secondary offering of its common stock. The Company does not believe the cancellation of this planned secondary offering will have a significant impact on its acquisition strategy.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated cash needs including capital expenditures which are expected to be approximately $60.0 million in 1996.

The Company has recognized net deferred tax assets aggregating $61.9 million at September 30, 1996 and $59.8 million at December 31, 1995. The assets relate principally to the establishment of inventory and product related reserves, the acquisition of certain intangible assets, and charges associated with the 1993 restructuring. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

                             Part II
                        OTHER INFORMATION


Item 1.   Legal Proceedings.

     See the Company's quarterly report filed on Form 10-Q for the quarterly period ended June 30, 1996.


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


                              GUIDANT CORPORATION
                              (Registrant)




Date:  November 4, 1996            /s/Keith E. Brauer
                              -----------------------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer






Date:  November 4, 1996            /s/Roger Marchetti
                              -----------------------------------
                              Roger Marchetti
                              Chief Accounting Officer