Form 10-K
period 1996-12-31
GUIDANT CORP
filed 1997-03-19
CIK 929987

===========================================================================
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996

                 Commission File Number 1-13388

                       GUIDANT CORPORATION
     (Exact name of registrant as specified in its charter)


        INDIANA                           35-1931722
        -------                           ----------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)       Identification Number)


 111 MONUMENT CIRCLE, 29TH FLOOR
     INDIANAPOLIS, INDIANA                   46204
     ---------------------                   -----
     (Address of principal                 (Zip Code)
       executive offices)


Registrant's telephone number, including area code: 317-971-2000

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS               ON WHICH REGISTERED
           -------------------               ----------------------
           Common Stock                      New York Stock Exchange
                                             Pacific Stock Exchange

           Preferred Stock Purchase Rights   New York Stock Exchange
                                             Pacific Stock Exchange


   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.
                    Yes   X        No
                        -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of voting stock of the registrant held by non-affiliates as of March 3, 1997 (Common Stock) was approximately $4.8 billion.

The number of shares of Common Stock outstanding as of March 3, 1997:

              CLASS                 NUMBER OF SHARES OUTSTANDING
             Common                       74,099,252

Portions of the following documents have been incorporated by reference into this report:

       DOCUMENT                              PARTS INTO WHICH INCORPORATED

   Registrant's Annual Report to             Parts I, II and IV
   Shareholders for fiscal year
   ended December 31, 1996

   Registrant's Proxy Statement              Part III
   for the Annual Meeting of Shareholders
   to be held May 19, 1997


                             Part I

Item 1.  BUSINESS
                            Overview

     Guidant Corporation (the "Company")* was incorporated in Indiana on September 9, 1994 to be the parent of five of the nine businesses in the Medical Devices and Diagnostics ("MDD") Division of Eli Lilly and Company, an Indiana corporation ("Lilly"). Prior to the consummation of the initial public offering of the Company's common stock on December 20, 1994 (the "Offering"), the Company was a wholly-owned subsidiary of Lilly. Pursuant to the Offering, approximately 19.8 percent of the Company's common stock was issued to the public. Lilly continued to own approximately 80.2 percent of the Company's common stock after the Offering. On September 25, 1995, Lilly disposed of its remaining ownership interest in the Company by means of a split-off, an exchange offer pursuant to which Lilly shareholders were given the opportunity to exchange some, all or none of their Lilly common stock for the Company's common stock owned by Lilly (the "Exchange Offer"). The consummation of the Exchange Offer resulted in Lilly distributing all of its Company common stock to Lilly shareholders. As a result, Lilly no longer owns any Company common stock.

     The Company is a multinational company that designs, develops, manufactures and markets a broad range of products for use in cardiac rhythm management ("CRM"), vascular intervention ("VI"), and other forms of minimally invasive systems ("MIS").
In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator ("AICD") systems. The Company also designs, manufactures and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular arrhythmias. In VI, the Company is a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. In addition, the Company develops, manufactures and markets products for use in MIS procedures with products for access, vision, dissection, retraction and fixation, focusing on laparoscopic market opportunities in general and cardiovascular surgeries. The Company's net sales for the year ended December 31, 1996 were $1,048.5 million.

     The Company's business strategy is to design, develop, manufacture and market innovative, high quality therapeutic products principally for use in treating cardiovascular disease and performing minimally invasive surgical procedures, resulting in improved quality of patient care and reduced treatment costs. Cardiovascular disease is the leading cause of death in the United States. In implementing this strategy, the Company focuses on the following three areas, which the Company believes are critical to its future success: (1) global product innovation, (2) economic partnership with customers worldwide and
(3) organizational excellence.

     The Company recently decided to pursue a strategy that includes the potential acquisition of one or more businesses in the medical device industry. The Company plans to acquire technologies that are complementary to its existing technology base, products that serve the Company's existing customer base and businesses that expand its geographical presence. However, there can be no assurance that any acquisition will be consummated or, if consummated, as to the timing and terms of any transaction.

--------------
*The terms, "Company," "Guidant," and "Registrant" are used interchangeably herein to refer to Guidant Corporation or to Guidant Corporation and its consolidated subsidiaries, as the context requires.


                    Cardiac Rhythm Management

     In the CRM market, implantable device systems are used to detect and treat abnormally fast and abnormally slow or irregular heart rhythms or arrhythmias. The Company's CRM product line is organized into two major product categories. The tachycardia ("Tachy") product category includes AICDs, endocardial defibrillation leads, programmers and accessories used primarily in the treatment of fast arrhythmias. The bradycardia ("Brady") product category includes pacemaker pulse generators, endocardial pacing leads, programmers and accessories used primarily in the treatment of slow or irregular arrhythmias. Customers for Brady products include electrophysiologists, implanting cardiologists and cardiovascular surgeons. Customers for Tachy products are primarily electrophysiologists. Sales of the Company's CRM products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1996, 1995 and 1994, were 55%, 49% and 44%, respectively.


Tachycardia ("Tachy")

     AICD systems, or Tachy products, are used to detect and treat potentially fatal, abnormally fast heart rhythms by delivering electrical energy to the heart and, in so doing, restoring the heart's normal rhythm. Tachyarrhythmias often result from the presence of abnormal cardiac tissue. This tissue interferes with the normal electrical activity of the heart. Approximately 34,000 AICDs were implanted worldwide during 1996.

     Tachy products range from shock-only devices to more complex devices and systems, including tiered-therapy devices offering multiple therapeutic options. Tiered-therapy devices use a staged process for treating multiple arrhythmias by first providing lower intensity pacing pulses, or antitachycardia pacing, to the patient in an attempt to correct the abnormal rhythm. If antitachycardia pacing is unsuccessful or if the arrhythmia requires more aggressive therapy, then the device can progress to low or high energy shocks.

     The Company is also developing electrophysiology catheters and systems to diagnose and treat cardiac arrhythmias using minimally invasive procedures. The Company believes that these systems may be able to cure certain types of tachyarrhythmias by locating and destroying the tissue that causes the arrhythmia. However, there can be no assurance that these products will be successful or that the Company will obtain the regulatory approvals necessary for commercial marketing of these products.

     In May 1996, the U.S. Food and Drug Administration ("FDA") approved expanded product labeling claims for the Company's AICD systems. The new labeling claims cover patients identified by the Multicenter Automatic Defibrillator Implantation Trial ("MADIT") to be at high risk for sudden cardiac death. The Company believes that it is the only manufacturer to currently have approval for these labeling claims. MADIT is the first large, randomized clinical trial comparing implantable defibrillators with conventional antiarrhythmia drug therapy.
The study was terminated in March 1996 because of the significant improvement in survival of patients with implantable defibrillators. According to the principal investigator of the study, Arthur J. Moss, M.D., professor of medicine and director of the Heart Research Follow-Up Program at the University of Rochester Medical Center, patients with implantable defibrillators had 54% fewer deaths and significantly better overall survival than patients who did not receive the device. Dr. Moss estimates that about 800,000 Americans survive a heart attack each year and, of those who survive, approximately 40,000-60,000 could benefit from an AICD.


Bradycardia ("Brady")

     Cardiac pacemaker systems, or Brady products, are generally used to manage a slow or irregular heartbeat caused by disorders that disrupt the heart's normal electrical conduction system. This often results in a heart rate insufficient to provide adequate blood flow through the body, creating symptoms including fatigue, dizziness and fainting. Brady products range from conventional single chamber devices to more sophisticated adaptive-rate dual chamber devices. Approximately 467,000 pacemakers were implanted worldwide during 1996.

     Brady products are used to treat patients whose natural pacemaker, the sinus node, is malfunctioning, or patients suffering from a disruption in the electrical conduction system. Normally, the sinus node, located in the upper atrial portion of the heart, sends electrical signals through the atrium to the atrioventricular ("AV") node, which in turn sends signals down to the lower (ventricular) chambers of the heart. The patient population needing pacemakers can be divided roughly in half: those with malfunctioning sinus nodes, or Sick Sinus Syndrome, and those suffering from malfunctioning AV nodes, or AV Block.


                      Vascular Intervention

     The Company offers its customers a wide range of VI products, including coronary dilatation catheters, stent systems, atherectomy catheters, guide wires, guiding catheters and related accessories. Customers for VI products are primarily interventional cardiologists. Sales of VI products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1996, 1995 and 1994 were 41%, 48% and 54%, respectively.

     More than six million Americans have been diagnosed with coronary artery disease ("CAD"), which is the formation of blood flow restrictions (atherosclerotic lesions) within the coronary arteries. If untreated, CAD can lead to a heart attack, or cause chest pain that may interfere with normal activities. Worldwide, over one million patients annually undergo a minimally invasive CAD intervention (angioplasty, stenting, atherectomy or mechanical or laser ablation), which are less invasive and less expensive alternatives to coronary artery bypass graft surgery.

     In a percutaneous transluminal coronary angioplasty ("PTCA") procedure, a local anesthetic is administered and a small incision is made in the patient's groin area to gain access to the femoral artery. The physician inserts a guiding catheter through the femoral artery into the entrance of the coronary blood vessel and then advances a small guide wire through the inside of the guiding catheter, into the blood vessel and across the site of the blockage. Then a dilatation catheter is delivered over the guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the atherosclerotic plaque against the artery wall, thereby enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn.

     The major clinical challenge to PTCA is clinical restenosis, the renarrowing of the blood vessel at the site of the initial treatment requiring another intervention within six months of the initial procedure. Clinical restenosis occurs in approximately 20% to 30% of patients undergoing PTCA procedures. A number of other technologies have evolved to treat these conditions, often in combination with a coronary dilatation catheter, including stenting, atherectomy and ablation. Like coronary dilatation catheters, coronary stents, atherectomy catheters and ablation catheters are delivered through a guiding catheter and over a guide wire.

     Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at the blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides a "mechanical" way of keeping the artery open. In August 1996, the Company completed enrollment of more than 1,000 patients at 59 North American sites in a randomized clinical trial of the Company's ACS OTW MULTI-LINK Coronary Stent System. In addition, in December 1996, the Company received Investigational Device Exemption (IDE) approval from the FDA to clinically evaluate its ACS RX MULTI-LINK Coronary Stent System in the U.S. However, no assurance can be given that the Company will obtain the regulatory approval necessary for commercial marketing of these products in the United States.

     Atherectomy is the excision and removal of blockages by catheters with miniature cutting systems. Ablation is the mechanical or laser reduction of blockages without the removal of the tissue.


                   Minimally Invasive Systems

     The Company is involved in the development and marketing of innovative surgical devices and systems which alter the surgeon's approach to surgical procedures and may provide improved clinical benefit, reduced operative time and better patient outcomes. The primary customers for the Company's MIS products are surgeons who specialize in general, gynecological, urologic and vascular surgery. Sales of the Company's MIS products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1996 and 1995, were 4% and 3%, respectively. Prior to 1995, the percentage was less than 3%. Certain of these devices were developed for and manufactured under original equipment manufacturer (OEM) distribution arrangements.

     MIS uses small incisions to gain access to the surgical site. Minimally invasive surgical techniques significantly decrease the patient's postoperative pain, hospital stay and recovery period by limiting the size of incisions required to gain access to the primary surgical site as well as reducing the
resulting trauma caused by more invasive techniques.   In May
1996, the Company announced that the strategic focus for its MIS business would be on cardiovascular applications.


                                    Products

Tachy Products

     The Company offers a broad array of Tachy products ranging from shock-only devices to more complex devices and systems offering multiple therapeutic options as set forth in the following chart.
The Company's key Tachy products include:


Category      Description         Product Name      Date of Commercial Release
--------      -----------         ------------      --------------------------
                                                                First
                                                    U.S.        International
                                                    Release     Release
                                                    ----------  -------------
Shock-Only    AICDs that provide  VENTAK MINI+HC/S  May 1996    Dec. 1995
              low and high energy VENTAK MINI+S     Jan. 1996   Dec. 1995
              shock therapy,      VENTAK P3         Sep. 1995   Oct. 1994
              but do not provide
              antitachycardia
              pacing. Some
              devices also
              provide Brady
              pacing.

Tiered-       AICDs that provide  VENTAK AV            (1)      Nov. 1996
Therapy       low and high        VENTAK MINI II+   July 1996   June 1996
              energy shock        VENTAK MINI II    July 1996   June 1996
              therapy, Brady      VENTAK MINI+HC    May 1996    Dec. 1995
              pacing and          VENTAK MINI HC    May 1996    Dec. 1995
              antitachycardia     VENTAK MINI +     Jan. 1996   Dec. 1995
              pacing.             VENTAK MINI       Jan. 1996   Dec. 1995
                                  VENTAK PRx III    May 1995    Oct. 1994


Endocardial   Insulated wires,    ENDOTAK DSP       Jan. 1996   Oct. 1994
Defibril-     inserted through    ENDOTAK 70 Series Aug. 1994   Nov. 1992
lation        a vein into the
Leads         heart, which allow
              energy to be trans-
              mitted to and from
              the implanted AICD,
              allowing arrhythmias
              to be detected and
              treated.

--------------
(1) This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.


Brady Products

     The Company offers a broad array of Brady products ranging from conventional single chamber devices to more sophisticated adaptive-rate, dual chamber devices as set forth in the following chart. The Company's key Brady products include:


Category      Description         Product Name      Date of Commercial Release
--------      -----------         ------------      --------------------------
                                                                First
                                                    U.S.        International
                                                    Release     Release
                                                    ---------   ---------
Single        Pacemakers that     VIGOR SSI         March 1995  May 1993
Chamber       pace one chamber    VISTA VVI         Apr. 1988   Dec. 1987
(SSI)         of the heart,
              typically the
              ventricle, at a
              programmed rate.

Single        Pacemakers that     VIGOR SR          June 1995   May 1993
Chamber       pace one chamber
Adaptive-     of the heart,
Rate          and incorporate
(SSIR)        a sensor that
              modifies the pacing
              rate in response
              to physical
              activity.

Dual Chamber  Pacemakers that     VIGOR DDD         Oct. 1994   May 1993
(DDD)         pace both chambers  VISTA DDD         June 1990   Oct. 1989
              of the heart,
              thereby improving
              heart synchroni-
              zation and
              cardiac output.

Dual Chamber  Pacemakers that     VIGOR DR          June 1995   May 1993
Adaptive-     pace both chambers
Rate (DDDR)   of the heart, and
              incorporate a
              sensor that
              modifies the pacing
              rate in response
              to physical
              activity.


Endocardial   Insulated wires,    SELUTE            May 1996    Dec. 1994
Pacemaker     inserted through    SELUTE Atrial        (1)      June 1996
Leads         a vein into the     SWEET TIP RX         (1)      June 1996
              heart, which allow
              energy to be
              transmitted to and
              from the implanted
              pacemaker.

----------------------
(1) This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.


Vascular Intervention Products

     The Company offers its customers a wide range of VI products, including coronary dilatation catheters, stents, atherectomy catheters, guide wires and accessories. The Company's key VI products include:

                                                                  Date of U.S.
                                                                  Commercial
Category      Description             Product Name                Release
--------      -----------             ------------                ------------
Perfusion     Perfusion coronary      ACS OTW LIFESTREAM          Dec. 1995
Coronary      dilatation catheters    ACS RX LIFESTREAM           Mar. 1995
Dilatation    allow continuous        ACS RX FLOWTRACK            Mar. 1993
Catheter      blood flow during       ACS RX PERFUSION            Dec. 1990
              the PTCA procedure,
              offering flexibility
              in inflation times.
              Perfusion catheters
              are available in RX
              and OTW configurations.

Rapid         RX coronary             ACS RX COMET VP             Feb. 1997
Exchange      dilatation catheters    ACS RX COMET                Nov. 1996
("RX")        allow for easy          RX ELIPSE                   Oct. 1993
Coronary      exchange of the
Dilatation    catheter without
Catheter      removing the
              original guide wire.

Over the      OTW coronary            ACS Tx2000                  Nov. 1996
Wire          dilatation catheters    ACS ENDURA                  Mar. 1996
("OTW")       are delivered           ACS CONCORDE                Feb. 1996
Coronary      over a separate         ACS OMEGA                   Mar. 1992
Dilatation    guide wire to           PINKERTON .018              Sept. 1989
Catheter      position the balloon
              across the lesion.

Fixed-Wire    Fixed-wire catheters    SLALOM PLUS                 Jan. 1991
Coronary      permit access
Dilatation    through tortuous and
Catheter      very small vessels.

Stents        Stents are              ACS OTW MULTI-LINK             (1)
              implantable metal       ACS RX MULTI-LINK              (1)
              devices that are        ACS RX MULTI-LINK HP           (1)
              permanently
              deployed to provide
              a "mechanical" way
              to keep an artery
              open.



Vascular Intervention Products  (continued)


                                                                  Date of U.S.
                                                                  Commercial
Category      Description             Product Name                Release
--------      -----------             ------------                ---------
Guide wires   Individual              ACS HI-TORQUE IRON MAN      Jan. 1997
              guide wires are         HI-TORQUE BALANCE           Oct. 1994
              inserted through        ACS HI-TORQUE EXTRA S'PORT  Sept. 1994
              coronary and            HI-TORQUE EXTRA SUPPORT     Feb. 1992
              peripheral vessels      HI-TORQUE TRAVERSE          Nov. 1991
              before the dilatation   DOC                         Feb. 1988
              catheter, facilitating  HI-TORQUE FLOPPY II         June 1986
              the placement of the
              dilatation catheter
              or atherectomy
              catheter.

Atherectomy   Catheters which         ATHEROCATH-BANTAM           Dec. 1996
Products      allow for the           ATHEROCATH-GTO              Sept. 1994
              excision and removal    ATHEROCATH SCA-EX           Sept. 1992
              of atherosclerotic
              plaque.

Accessories   Accessories are         INDEFLATOR 20/30            Sept. 1996
              products that           ACS ANCHOR                  Apr. 1996
              facilitate the          TOURGUIDE                   Dec. 1995
              delivery or             INDEFLATOR 20/20            March 1990
              operation of a
              device.

Imaging       Imaging systems         SONICATH (2)                Dec. 1996
              that allow for an       MICRORAIL (2)               Dec. 1996
              ultrasound scan         MICROVIEW (2)               Dec. 1996
              of the coronary         ULTRACROSS (2)              Dec. 1996
              arteries.

--------------
(1) This product is released in select international markets and is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.
(2) The products are offered by the Company through a distribution agreement with Hewlett Packard Company. The product names are trademarks of Boston Scientific Corporation.


MIS Products

     The Company markets a broad portfolio of minimally invasive systems products ranging from basic laparoscopic tools to innovative enabling technologies. The Company's key MIS products include:

                                                                   Date of
                                                                   First
                                                                   Commercial
Category       Description          Product Name                   Release
--------       -----------          ------------                   -------
Access         Trocars provide      CHOICE TIP Trocar System       Oct. 1996
               minimally invasive   Sensing Tip Trocars            Nov. 1993
               access to the        GASLESS Trocars                June 1993
               abdominal cavity.    Blunt Tip Trocars              Apr. 1993
                                    CLASSIC TIP Trocars            Jan. 1993

Balloon        Balloon dissection   EXTRA VIEW Balloons            Jan. 1996
Dissection/    atraumatically          -Oval
Stabilization  creates                 -Round
               extraperitoneal      Structural Balloons            Sept. 1994
               working space        PDB 1000                       Dec. 1993
               that facilitates     PDB 2                          Nov. 1993
               advanced
               laparoscopic
               procedures.

Fixation       Devices utilized     ORIGIN STAT-TACK               Sept. 1996
               to position and      ORIGIN TACKER                  Sept. 1995
               secure prosthetic    Polypropylene Mesh             May 1995
               materials.

Retraction     Devices that employ  AIRLIFT Jr. Balloon Retractor  Nov. 1996
               a mechanical arm     EXTRAHAND Balloon Retractor    Nov. 1996
               and retractors       AIRLIFT Balloon Retractor      May  1995
               to lift the          LAPAROFAN Retractors           Sept. 1993
               abdominal wall       LAPAROLIFT Mechanical Arm      Dec. 1992
               to create working
               space.

Vessel         Devices for          VASOVIEW Balloon               Sept. 1996
Harvesting     minimally invasive       Dissection System
               access to the        VASOVIEW 5mm                   Sept. 1996
               saphenous vein.          Endoscope


Wound Closure  Multiple fire clip   ACUCLIP Right Angle            Nov. 1992
               appliers dispense     Clip Applier
               titanium clips that
               ligate vessels and
               ducts during
               laparoscopic
               procedures.


                       Sales and Marketing

     The Company has a broad product line which requires a sales and marketing strategy that is tailored to its customers in order to deliver high quality, cost-effective products and services to all of its customer segments worldwide. Because of the diverse needs of the global market that the Company serves, the Company's distribution system includes both direct sales forces and independent distributors. The Company utilizes separate sales forces to sell its CRM, VI and MIS products in order to take advantage of specific clinical and technical expertise. In many cases, members of the sales forces are present during procedures in order to provide technical consultation to the physician in the use of the Company's products. The Company is not dependent on any single customer and no single customer accounted for more than 5% of the Company's net sales in 1996.

     Sales personnel work closely with the primary decision makers who purchase the Company's products, whether physicians, material managers, biomedical staff, hospital administrators or purchasing managers. Additionally, the sales forces actively pursue approval of the Company as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. The Company already has contracts with a number of national buying groups and is working with a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform. In addition, the Company has contracted with a number of hospitals to provide VI products under a predictable procedural cost program.

     The sales organization compensation and incentive packages includes a mix of base salary, commissions and bonus plans that are based upon specific targets and/or corporate goals and are tailored to meet local market needs and business practices.

United States

     In the United States, the Company sells substantially all of its products through its direct sales forces. The different uses of the Company's product lines and the different physicians performing the corresponding procedures necessitate focused sales organizations that can utilize their specific clinical and technical knowledge. In 1996, 61% of the Company's consolidated net sales were derived from sales in the United States.

     The Company's sales operations for its CRM and VI products are divided into three geographic areas within the United States, under a single management structure to which all sales and distribution operations report. The Company believes this geographic organizational structure provides the opportunity to leverage the Company's resources across the individual business unit sales organizations by facilitating rapid decision making and development of sales and marketing strategies at the customer level, while retaining its clinical focus.

International

     In 1996, 39% of the Company's net sales were derived from its international operations through its direct sales forces and independent distributors. The Company sells its products in over 70 countries. Major international markets for the Company's products include: Japan, Germany, France, Spain, Italy, the United Kingdom, Australia, Belgium, The Netherlands, and Canada. The sales and marketing approach in international markets varies depending on market size and stage of development. The Company's geographic-based sales organization gives the Company greater flexibility in responding to each of these markets.


                          Manufacturing

     The Company's manufacturing operations are carried out in facilities in Menlo Park, Santa Clara and Temecula, California;
St. Paul, Minnesota; Dorado, Puerto Rico; and Basingstoke,
England.

     In general, the Company's production activities occur in a controlled environment setting or "cleanroom." Such a manufacturing environment helps ensure that products meet all cleanliness standards and requirements. In addition, manufacturing employees are trained in the necessary production operations and in the Quality System Regulation requirements (regulations adopted by the FDA in October, 1996 which replace the requirements previously known as Good Manufacturing Practices) applicable to the production process. The Company uses various production and quality performance measures to provide high manufacturing quality and efficiency.

     The Company vertically integrates its operations where it believes such integration provides significant cost, supply or quality benefits. In some areas, the Company is highly vertically integrated. In other cases, the Company purchases components. In all cases, the Company attempts to work closely with its suppliers to ensure the cost-effective delivery of high quality materials and components. The Company's major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time deliveries, value-added services and cost. The Company tries to select and build long-term relationships with suppliers who have demonstrated a commitment to these factors. To date, the Company has been able to obtain all required components and materials for all market released products and for all products under development.

                          Raw Materials

     The Company purchases certain of the materials and components used in manufacturing its products, some of which are custom-made for the Company. In addition, the Company purchases certain supplies from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. In the past, certain suppliers have announced that, in an effort to reduce potential product liability exposure, they intend to limit or terminate sales to the medical device industry. In addition, agreements with certain suppliers can be terminated by either party upon short notice. The Company has agreed to indemnify certain suppliers against certain potential product liability exposure. The establishment of additional or replacement suppliers for certain components or materials cannot be accomplished quickly, largely due to the FDA approval system and the complex nature of manufacturing processes employed by many suppliers. The inability to develop satisfactory alternatives, if required, or a reduction or interruption in supply or a significant increase in the price of materials or components could have a material adverse effect on the Company.


      Patents, Trademarks, Proprietary Rights and Licenses

     The Company believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company reviews third-party patents and patent applications in an effort to develop an effective patent strategy, identify licensing opportunities and monitor the patent claims of others.

     The Company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries which relate to aspects of the technology used in many of the Company's products. The Company's policy is generally to file patent applications in the United States and foreign countries where rights are available and the Company believes it is commercially advantageous to do so. In addition, the Company is party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights or royalty payments. The Company has also granted various rights in its own patents to others under license agreements. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, that such patents will not be found to be invalid or that such patents will be found to be sufficiently broad to protect the Company's technology or provide the Company with a competitive advantage.

     The Company actively monitors the products of its competitors for possible infringement of the Company's owned and/or licensed patents. Historically, litigation has been necessary to enforce certain patent rights held by the Company and the Company plans to continue to defend and prosecute its rights with respect to such patents. There can be no assurance, however, that the Company's efforts in this regard will be successful. In addition, patent litigation could result in substantial cost to and diversion of effort by the Company. The Company also relies upon trade secrets for protection of its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or that third parties will not otherwise gain access to the Company's trade secrets.

     It is the Company's policy to require certain of its employees, consultants and other parties to execute confidentiality and invention assignment agreements upon the commencement of employment or consulting relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection against, or adequate remedies for, the unauthorized use or disclosure of the Company's trade secrets.

     The Company has registered trademarks in the following names and products that are referred to herein: ACS, ACS EDGE, ACS OMEGA, ACUCLIP, AICD, ATHEROCATH, ATHEROCATH-GTO, CPI, DOC, ENDOTAK, ENDOTAK DSP, EXCEL, HI-TORQUE BALANCE, HI-TORQUE EXTRA SUPPORT, HI-TORQUE FLOPPY II, HI-TORQUE TRAVERSE, INDEFLATOR, LAPAROFAN, LAPAROLIFT, ORIGIN, PDB, PRx, RX ELIPSE, SELUTE, SLALOM PLUS, VENTAK, VIGOR and VISTA. The following are trademarks of the Company: ACS ANCHOR, ACS CONCORDE, ACS ENDURA, ACS HI-TORQUE EXTRA S'PORT, ACS HI-TORQUE IRON MAN, ACS OTW LIFESTREAM, ACS OTW MULTI-LINK, ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, ACS OTW LIFESTREAM, ACS RX FLOWTRACK, ACS RX LIFESTREAM, ACS RX PERFUSION, ACS RX COMET, ACS Tx 2000, AIRLIFT, AIRLIFT JR., ATHEROCATH-BANTAM, CLASSIC TIP, CHOICE TIP, EXTRAHAND, EXTRAVIEW, GASLESS, INDEFLATOR PLUS 20, INDEFLATOR 20/30, ORIGIN TACKER, PINKERTON .018, SCA-EX, STAT-TACK, SWEET TIP RX, TOURGUIDE, VASOVIEW and VENTAK MINI.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. From time to time, the Company is subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company's products. However, an adverse outcome with respect to any one or more of these claims or actions could have a material adverse effect on the Company.


                           Competition

     The medical devices market is highly competitive. The Company competes with many companies, some of which may have access to greater financial and other resources than the Company. Furthermore, the medical devices market is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomic by technological advances by one or more of the Company's present or future competitors or by other therapies such as drugs. The Company must continue to develop and acquire new products and technologies to remain competitive with other developers of medical devices and therapies.

     The Company faces substantial competition from a number of other companies in the markets for its products. The Company's primary competitors in the Brady pacemaker market are Medtronic, Inc., Pacesetter, Inc. (St. Jude Medical, Inc.), Sulzer Intermedics, Inc. (Sulzer Brothers Ltd.) and Telectronics Pacing Systems (St. Jude Medical). In the Tachy market, the Company competes primarily with Medtronic, Inc. and Ventritex, Inc. The Company's primary competitors in VI are SciMed Life Systems, Inc. and Heart Technologies, Inc. (Boston Scientific), Cordis Corporation and Johnson & Johnson Interventional Systems (Johnson & Johnson), Schneider (Pfizer), USCI (C. R. Bard, Inc.), and Medtronic, Inc. With respect to MIS devices, the principal competitors of the Company are the United States Surgical Corporation and Ethicon Endo-Surgery, Inc. (Johnson & Johnson). The Company believes that it competes primarily on the basis of product features, product quality, customer support, field services and cost-effectiveness.


                      Government Regulation

     As a manufacturer of medical devices, the Company is subject to extensive regulation by the FDA and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of such devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the export of devices and other matters. The Company believes that it is in substantial compliance with such governmental regulations.

     From time to time, the Company has received notifications, including warning letters, from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. To date, the Company has been able to address or correct such deficiencies to the satisfaction of the FDA and, to the extent deficiencies arise in the future, the Company expects to be able to so correct them, but there can be no assurance that this will be the case. In addition, from time to time, the Company has recalled, or issued safety alerts on, certain of its products. To date, no such recall or safety alert has had a material adverse effect on the Company, but there can be no assurance that a future recall or safety alert would not have such an effect.

     All of the Company's medical devices introduced in the United States market since 1976, which include substantially all of the Company's products, are required by the FDA, as a condition of marketing, to secure a premarket notification clearance pursuant to Section 510(k) of the federal Food, Drug and Cosmetic Act, an approved pre-market approval ("PMA") application or a supplemental PMA. Obtaining a PMA or even a supplemental PMA can take up to several years and can involve preclinical studies and clinical testing. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a PMA supplement or a 510(k) pre-market notification clearance, prior to marketing products that are modifications of existing products.

     There can be no assurance that all the necessary approvals, including approval for product improvements and new products, will be granted on a timely basis, if at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw such clearance or require the Company to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. The Company cannot predict what impact, if any, such changes might have on its business. However, such changes could have a material impact on the Company's business.

     The Company is also required to register with the FDA as a device manufacturer. As such, the Company is subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation and other regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulation requires that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from marketing approved devices for unapproved indications. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

     Medical device laws are also in effect in many of the countries in which the Company does business outside the United States. These laws range from comprehensive device approval requirements for some or all of the Company's medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In addition, the Company is required to notify the FDA if it exports medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States. The Company is also required to maintain certain records relating to these exports and make the records available to the FDA for inspection, if required.


     Health Care Cost Containment; Third-Party Reimbursement

     During the past several years, the major third-party payors of hospital services in the United States (Medicare, Medicaid, private health care insurance and managed care plans) have substantially revised their policies, methodologies and formulae to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and discounts in hospital charges for services performed and in the shifting of services from inpatient to outpatient settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company's products, the Company could be adversely affected. Moreover, third-party payors may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, or for other reasons. Certain states have already made significant changes to their Medicaid programs and have also adopted health care reform. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. Implementation of health care reform may limit the price of, or the level at which reimbursement is provided for, the Company's products.

     The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payors is critical to the success of all medical device companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical devices. Further restrictions on reimbursement of the Company's customers will likely have an impact on the products purchased by customers and the prices they are willing to pay.


                 Product Liability and Insurance

     The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability claims. The Company's products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time or indefinitely. The occurrence of a problem with one of the Company's products could result in product liability claims and/or a recall of, or safety alert relating to, the product. While the amount of product liability insurance maintained by the Company has been adequate in relation to claims made against the Company in the past, there can be no assurance that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the Company's business, financial condition and reputation, and on the Company's ability to attract and retain customers for its products.

                    Environmental Compliance

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of certain chemicals. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that those expenditures will have a material adverse effect on its business.


                    Research and Development

     The Company is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The Company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through minimally invasive procedures.

     The Company's research and development activities are carried out primarily in facilities located in Santa Clara, Menlo Park, and Temecula, California; St. Paul, Minnesota; and Basingstoke, England. The Company's research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, the Company has developed alliances with several leading research institutions and universities, including a CRM research laboratory at the University of Alabama at Birmingham. The Company also works with leading clinicians around the world in conducting scientific studies on the Company's products. These studies include clinical trials which provide data for use in regulatory submissions and post market approval studies involving applications of the Company's products.

     The Company evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. The Company has invested in several start-up ventures. In return for funding and technology, the Company has received equity interests in these ventures.


                    Quality Assurance Systems

     The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented modern quality systems and concepts throughout the organization. The Company's quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life.

     Certain of the Company's operations are certified under ISO 9001 and 9002 international quality system standards. ISO 9001 and 9002 require, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 requires an implemented quality system that applies to product design. Such certification can be obtained only after a complete audit of a company's quality system by an independent outside auditor. The Company's CRM facilities have been audited by British Standards Institute and have obtained and continue to maintain ISO 9001 and 9002 certifications. These certifications require that these facilities undergo periodic reexamination. The Company's VI facilities in California and England have been audited and approved for ISO 9001 certification. The Company's MIS facilities have also received ISO 9001 certification.


                Executive Officers of the Company

Name                     Position                        Age
----                     --------                        ---
James M. Cornelius       Chairman of the Board of         53
                         Directors and Director

Ronald W. Dollens        President, Chief Executive       50
                         Officer and Director

J.B. King                Vice President,                  67
                         General Counsel,
                         Secretary and Director

James R. Baumgardt       President, Western Hemisphere    49
                         Sales

Keith E. Brauer          Vice President, Finance and      48
                         Chief Financial Officer

A. Jay Graf              President, Cardiac Rhythm        49
                         Management Group

Ginger L. Howard         President, Vascular              41
                         Intervention Group

Cynthia L. Lucchese      Treasurer                        36

Roger Marchetti          Corporate Controller and         39
                         Chief Accounting Officer

Richard M. van Oostrom   President of Operations,         52
                         Europe, Middle East and Africa

F. Thomas (Jay)          President, Minimally Invasive    44
  Watkins, III           Systems Group

Joseph A. Yahner         Vice President, Human Resources  49
                         and Corporate Affairs


     A brief summary of the recent business and professional experience of each executive officer is set forth below.

     JAMES M. CORNELIUS Mr. Cornelius is Chairman of the Board of Directors and a Director of the Company. Previously, he was Vice President, Finance and Chief Financial Officer of Lilly from 1983 until his retirement in October 1995 and was a Director for Lilly. Mr. Cornelius has served as Treasurer of Lilly and as President of IVAC Corporation, a former Lilly medical device subsidiary. He joined Lilly in 1967. Mr. Cornelius is a director of American United Life Insurance Company, Lilly Industries, Inc., and the National Bank of Indianapolis. Mr. Cornelius also serves as a trustee of the University of Indianapolis.

     RONALD W. DOLLENS Mr. Dollens is President, Chief Executive Officer and a Director of the Company. Previously, he served as President of Lilly's MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Lilly's MDD Division and Chairman of the Company's subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS") from 1990 to 1991. He also held the position of President and Chief Executive Officer of ACS. Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Physio-Control International Corporation, the Health Industry Manufacturers Association, the Eiteljorg Museum, and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

     J. B. KING Mr. King is Vice President, General Counsel, Secretary and a Director of the Company. Mr. King also acts as counsel to the law firm of Baker & Daniels, which provides legal services to the Company. He previously was Vice President and General Counsel for Lilly, a position he held from 1987 until he retired in 1995. Before joining Lilly, Mr. King was a partner and chairman of the management committee of Baker & Daniels. Mr. King is a director of Bank One, Indianapolis, N.A., the Indiana Legal Foundation, IWC Resources, Inc., and the James Whitcomb Riley Memorial Association.

     JAMES R. BAUMGARDT Mr. Baumgardt is a Vice President of the Company and President, Western Hemisphere Sales. Previously he held the position of Vice President, Corporate Resources from 1994 to 1995. Mr. Baumgardt has also served as Executive Director of Human Resources and Business Development for the MDD Division of Lilly from 1992 to 1994. Mr. Baumgardt was Director of Personnel for Lilly from 1990 to 1992 and Director of Sales for Lilly's Select Product Division from 1988 to 1990. He joined Lilly in 1970. Mr. Baumgardt is a director of the Rose-Hulman Institute of Technology.

     KEITH E. BRAUER Mr. Brauer is Vice President, Finance and Chief Financial Officer for the Company. Previously, he served as Executive Director of Finance and Chief Accounting Officer of Lilly from 1992 to 1994. Mr. Brauer was Executive Director of International Finance of Lilly from 1988 to 1992 and Director of Corporate Affairs of Lilly from 1986 to 1988. Additionally, he held the position of Vice President of Finance and Treasurer for Physio-Control Corporation, a former Lilly subsidiary. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a director of the Indiana Chamber of Commerce. Mr. Brauer also serves on the University of Michigan Business School Corporate Advisory Board.

     A. JAY GRAF Mr. Graf is a Vice President of the Company and President of the Cardiac Rhythm Management Group. He has been President and Chief Executive Officer of the Company's subsidiary, Cardiac Pacemakers, Inc. ("CPI") since 1992. He joined CPI as Executive Vice President and Chief Operating Officer in 1990. Mr. Graf has also held the position of Senior Vice President of Operations at Physio-Control Corporation. Additionally, Mr. Graf held the positions of Vice President of Sales and Technical Services, and Vice President of Marketing and Communications at Physio-Control Corporation. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Corporation and the St. Paul Area United Way.

     GINGER L. HOWARD Ms. Howard is a Vice President of the Company and President of the Vascular Intervention Group. She has been President of ACS since 1993. She served as a Director of Pharmaceutical Sales for Lilly in 1992 and was Director of Corporate Pharmaceutical Strategic Planning from 1989 to 1991. Ms. Howard joined Lilly in 1979. Ms. Howard is a director of Amylin Pharmaceuticals, Inc. and the California Healthcare Institute. She also serves on the advisory board for the California Institute for Federal Policy Research and is a member of the Committee of 200.

     CYNTHIA L. LUCCHESE Ms. Lucchese is Treasurer of the Company. She served as Worldwide Treasury Planning Manager for Lilly from 1992 to 1994. She served as Audit Manager for Lilly from 1990 to 1992. Ms. Lucchese joined Lilly in 1987. Prior to joining Lilly, she was on the audit staff of Ernst & Young from 1982 to 1986. Ms. Lucchese is a Certified Public Accountant.
She is also a director for MEDMARC Mutual Insurance Company, Inc.

     ROGER MARCHETTI Mr. Marchetti is Corporate Controller and Chief Accounting Officer of the Company. He served as Manager of Finance for Lilly's Indianapolis pharmaceutical manufacturing operations from 1992 to 1994, and Manufacturing Controller for ACS from 1990 to 1992. Mr. Marchetti joined ACS in 1988 as General Accounting Manager. Prior to joining ACS, Mr. Marchetti was on the audit staff of Touche Ross & Co. (currently Deloitte & Touche LLP) from 1980 to 1986. Mr. Marchetti is a Certified Public Accountant.

     RICHARD M. VAN OOSTROM Mr. van Oostrom is a Vice President of the Company and President of Operations, Europe, Middle East and Africa. He served as Vice President of European Operations for Lilly's MDD Division from 1984 to 1994. Mr. van Oostrom was an Executive Director of Marketing for Lilly from 1981 to 1984 and President and General Manager of Eli Lilly Canada Inc. from 1980 to 1981. He joined Lilly in 1971. Mr. van Oostrom is a board member of the European trade association for medical prosthesis manufacturers.

     F. THOMAS (JAY) WATKINS, III Mr. Watkins is a Vice President of the Company and President of the Minimally Invasive Systems Group. He has also been President of the Company's subsidiary, Origin Medsystems, Inc. ("Origin") since 1995. Mr. Watkins joined Origin in 1989. Previously, he has served in management positions in several start-up companies, including Microgenics Corporation, and was a consultant with the international consulting firm of McKinsey & Company, Inc. He is a director of Gynecare, Inc. and CardioGenesis Corporation.

     JOSEPH A. YAHNER Mr. Yahner is Vice President of Human Resources and Corporate Affairs for the Company. Previously, he was Vice President of Human Resources for CPI and U.S. Operations, positions he held from 1992 and 1994, respectively, to 1995. He served as Director of Operations at Lilly's Tippecanoe Laboratories from 1988 to 1992. Mr. Yahner has also served in various positions in Personnel, Research, Manufacturing, Quality Control and Technical Services for Lilly. Mr. Yahner joined Lilly in 1971.


                            Employees

     As of December 31, 1996, the Company had 4,449 full-time employees. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility in dealing with fluctuations in volume during periods of high sales growth and through new product transfers to manufacturing.

     None of the Company's employees are represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be excellent.


                  Prior Relationship with Lilly

     The Company was incorporated on September 9, 1994 as a wholly-owned subsidiary of Lilly. In November 1994, Lilly transferred all of its outstanding capital stock of ACS, CPI and Devices for Vascular Intervention, Inc. to the Company in exchange for shares of the Company's common stock. As part of this transfer, the Company agreed to indemnify Lilly for any losses arising out of or otherwise related to the ownership or operation at any time of the businesses conducted by the Company. Also in November 1994, the Company purchased from Lilly all of the capital stock of Heart Rhythm Technologies Incorporated and Origin and certain assets used in the Company's international businesses. In connection with these transactions, the Company and Lilly also entered into a Tax Sharing Agreement which provides, among other things, that should the Exchange Offer, which was intended to qualify as a tax-free distribution pursuant to Section 355 of the Internal Revenue Code of 1986, subsequently fail to qualify under Section 355 as a result of any event wholly or partially within the control of the Company and its subsidiaries (the "Company Group") involving either the stock or assets (or any combination thereof) of any member of the Company Group within three years of the date of the Exchange Offer, then the Company is obligated to indemnify and hold Lilly harmless from any tax liability imposed on Lilly in connection with the Exchange Offer, which liability would be material.


      Financial Information Relating to Classes of Products

     Financial information relating to classes of products, set forth in the Company's 1996 Annual Report to Shareholders under "Management's Discussion and Analysis of Results of Operations and Financial Condition," at page 13, is incorporated herein by reference.

     Due to several factors, including the introduction of new products by the Company and other manufacturers, the relative contribution of any particular Company product to consolidated net sales is not necessarily constant from year to year, and its contribution to consolidated net income is not necessarily the same as its contribution to consolidated net sales.


Financial Information Relating to Foreign and Domestic Operations

     Financial information relating to foreign and domestic operations, set forth in the Company's 1996 Annual Report to Shareholders at page 28 under "Notes to Consolidated Financial Statements--Geographic Information," is incorporated herein by reference.

     Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in the Company's overall operations abroad. The Company cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on its future operations or what other restrictions may be imposed in the future.


Item 2.  PROPERTIES

     As of December 31, 1996, the Company owned or leased the following facilities:

                                                  Approximate      Leased or
Location            Type of Facility              Square Feet        Owned
--------            ----------------              -----------      ---------
Basingstoke, UK     Administration, VI               24,000          Leased
                    manufacturing and
                    product development

Brussels, Belgium   Administration                   17,000          Leased

Dorado, PR          CRM manufacturing, research      54,000          Owned
                    and administration

Indianapolis, IN    Administration                   18,000          Leased

Menlo Park, CA      MIS manufacturing, research      63,000          Leased
                    and development, admini-
                    stration, sales and marketing
                    and warehouse

Santa Clara, CA     VI manufacturing, research      370,000          Owned
                    and development, admini-
                    stration, and sales and
                    marketing

St. Paul, MN        CRM manufacturing, research     315,000          Owned
                    and development, admini-
                    stration and sales and
                    marketing

St. Paul, MN        CRM lead development and        100,000          Leased
                    administration

St. Paul, MN        CRM packaging, shipping          25,000          Leased
                    and warehouse

Temecula, CA        VI manufacturing; CRM           500,000          Owned
                    manufacturing, research
                    and development and
                    administration

Tokyo, Japan        Administration                   10,000          Leased


     The Company currently maintains its executive offices at 111 Monument Circle, 29th Floor, Indianapolis, Indiana. Subject to normal expansion, the Company believes that its facilities are adequate to meet its present and reasonably foreseeable needs.

     The Company believes that none of its properties is subject to any encumbrance, easement or other restriction that would detract materially from its value or materially impair its use in the operation of the business of the Company. The buildings owned by the Company are of varying ages and are in good condition.


Item 3.  LEGAL AND REGULATORY PROCEEDINGS

     On May 31, 1994, SciMed Life Systems, Inc. ("SciMed") filed suit against ACS in the Northern District of California, San Francisco Division, alleging that the ACS RX FLOWTRACK 40 and ACS RX ELIPSE catheters infringed certain SciMed patents. In addition, on November 17, 1995, SciMed filed suit against ACS in the Northern District of California, San Francisco Division, alleging that the ACS RX LIFESTREAM catheter infringed certain SciMed patents. Both cases seek injunctive relief and unspecified monetary damages. ACS exercised its rights under a settlement agreement between ACS and SciMed (the "Settlement Agreement") and initiated arbitration proceedings claiming that these catheters are licensed products under the Settlement Agreement. The Court granted ACS' request that the two lawsuits be stayed pending the outcome of the arbitration. In March 1997, the Arbitration Panel ruled that the ACS RX FLOWTRACK 40 and
ACS RX LIFESTREAM were licensed products under the Settlement Agreement. However, the Arbitration Panel ruled that the ACS RX ELIPSE was not a licensed product. As a result, the lawsuit regarding the ACS RX ELIPSE will proceed.

     On May 15, 1995, Intermedics, Inc., a division of Sulzermedica USA, Inc. ("Intermedics"), filed suit against CPI in the United States District Court for the Southern District of Texas, Galveston Division. The lawsuit was subsequently transferred to the United States District Court for Minnesota. The complaint alleges infringement of certain Intermedics patents by CPI products, including unspecified defibrillator models bearing the VENTAK and/or PRx trademark(s); unspecified pacemaker models bearing the VIGOR trademark; and unspecified pacemaker models bearing the EXCEL trademark (which models are not currently manufactured or sold by CPI). Intermedics is seeking injunctive and monetary relief of an unspecified amount.

     On August 28, 1995, the Company received a letter from Pacesetter, Inc. ("Pacesetter") advising the Company that Pacesetter believes that certain Pacesetter patents are being used by the Company in connection with the Company's VIGOR pacemaker/programmer combination. The Pacesetter letter and a subsequent letter also advise that it appears to Pacesetter that the Company may be using certain patents licensed to Pacesetter in connection with the Company's VENTAK MINI family of defibrillators. On May 3, 1996, Pacesetter filed suit against CPI in the United States District Court for the District of Delaware. The lawsuit was subsequently transferred to the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain of the patents referred to in the previous letters and seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees.

     On December 15, 1995, Boston Scientific Corporation and its subsidiary, SciMed (collectively, "BSC"), filed suit against ACS in the United States District Court of Massachusetts alleging violation of federal and state antitrust laws, as well as state unfair competition and abuse of process laws. The lawsuit seeks injunctive relief, unspecified monetary damages and a declaration that certain patents are unenforceable. BSC alleges that the violations are based on the misuse of the United States patent laws as a result of agreements concerning certain rapid exchange catheter patents.

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

     The Company is a party to certain other legal actions arising in the ordinary course of its business. While it is not possible to predict or determine the outcome of the legal actions brought against the Company, the Company believes that the costs associated with all of these actions will not have a material adverse effect on the Company's consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations in any one accounting period.

     On August 23, 1996, following the filing with the French Ministry of Labor and Social Affairs of a small number of reported incidents concerning the use in France of the ACS RX MULTI-LINK Coronary Stent System, the Company in cooperation with the French Ministry voluntarily suspended sales of this product and recalled units in France.


Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.


                             Part II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange ("PSE"). Information relating to the high and low sales prices per share of the Company's common stock, as reported in the consolidated transactions reporting system on the NYSE set forth in the Company's 1996 Annual Report to Shareholders under "Notes to Consolidated Financial Statements--Selected Quarterly Information (Unaudited)," at page 30 is incorporated herein by reference.

     During each quarter of 1996 and the third and fourth quarters of 1995, the Company paid a quarterly cash dividend of $0.025 per share of the Company's common stock. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Board and will depend upon many factors, including the Company's competitive position, financial condition, earnings and capital requirements. Accordingly, there is no requirement or assurance that dividends will be declared or paid.

     As of March 3, 1997, the number of record holders of the Company's common stock was 3,271.



Item 6.  SELECTED FINANCIAL DATA

     Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1996 Annual
Report to Shareholders under "Selected Consolidated Financial
Data," at page 12, are incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company's 1996 Annual Report to Shareholders under "Operating Results" (pages 13-16), "Liquidity and Financial Condition" (pages 16-17), and "Regulatory and Other Matters" (page 17), is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1996 Annual Report to Shareholders at pages 18-21 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows), and pages 22-30 (Notes to Consolidated Financial Statements) and the Report of Independent Auditors set forth in the Company's 1996 Annual Report to Shareholders at page 31, are incorporated herein by reference.

     Information on quarterly results of operations, set forth in the Company's 1996 Annual Report to Shareholders under "Notes to Consolidated Financial Statements--Selected Quarterly Information (Unaudited)," at page 30, is incorporated herein by reference.


Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company's directors, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1997, under "Election of Directors--Nominees for Election," is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 18-20 of this Form 10-K under "Executive Officers of the Company."


Item 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation, set forth in the Company's Proxy Statement for the Annual Meeting of
Shareholders to be held May 19, 1997, under "Election of Directors--Executive Compensation," is incorporated herein by reference, except that the Compensation Committee Report and Performance Graph are not so incorporated.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1997, under "Election of Directors--Ownership of Company Common Stock by Directors and Executive Officers," and "Election of Directors-- Principal Holders of Company Common Stock," is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.     Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1996
Annual Report to Shareholders at the pages indicated in parentheses, are incorporated by reference in Item 8:

     Consolidated Statements of Income--Years Ended December 31,
     1996, 1995 and 1994 (page 18)

     Consolidated Balance Sheets--December 31, 1996 and 1995
     (page 19)

     Consolidated Statements of Shareholders' Equity--Years Ended
     December 31, 1996, 1995 and 1994 (page 20)

     Consolidated Statements of Cash Flows--Years Ended December
     31, 1996, 1995 and 1994 (page 21)

     Notes to Consolidated Financial Statements (pages 22-30)


(a)2.     Financial Statement Schedules

     The following consolidated financial statement schedule of the Company and its subsidiaries is included in this Form 10-K:

          Schedule II    Valuation and Qualifying Accounts (page F-1)

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are adequately explained in the financial statements and, therefore, have been omitted.

     Financial statements of interests of 50% or less, which are accounted for by the equity method, have been omitted because they do not, considered in the aggregate as a single subsidiary, constitute a significant subsidiary.

     The report of the Company's independent auditors with respect to the schedule listed above is contained herein as part of Exhibit 23.1, Consent of Independent Auditors.


(a)3.     Exhibits

3.1   Amended and Restated Articles of Incorporation of the
      Registrant. (1)
3.2   By-Laws of the Registrant. (1)
4.1   Specimen of Certificate for Common Stock. (1)
10.1  Rights Agreement dated as of October 17, 1994 between the
      Company and Bank One, Indianapolis, N.A. (1)
10.2 Form of International Services Agreement between international subsidiary of Eli Lilly and Company and international subsidiary of the Company. (1)
10.3  United States Services Agreement dated as of October 31,
      1994 between Eli Lilly and Company and the Company. (1)
10.4  Transfer Agreement dated as of November 30, 1994 between
      Eli Lilly and Company and the Company. (1)
10.5  Tax Sharing Agreement dated as of November 30, 1994
      between Eli Lilly and Company and the Company. (1)
10.6 Form of International Asset Purchase Agreement between international subsidiary of Eli Lilly and Company and international subsidiary of the Company. (1)
10.7  Sublicense Agreement dated as of October 18, 1994 between
      Eli Lilly and Company and Cardiac Pacemakers, Inc. (1)
10.8 Purchase and Sale Agreement and Escrow Instructions dated as of October 18, 1994 between Eli Lilly and Company and
      Advanced Cardiovascular Systems, Inc. (1)
10.9  Assignment of Leases dated as of October 25, 1985 between
      Seaport Centre Venture Phase II and Metropolitan Life
      Insurance Company. (1)
10.10 Settlement Agreement dated as of December 1, 1991 among
      Advanced Cardiovascular Systems, Inc., Eli Lilly and
      Company and SciMed Life Systems, Inc. (1)
10.11 Distribution Agreement dated as of December 31, 1992 among
      Advanced Cardiovascular Systems, Inc., Peripheral Systems
      Group and Mallinckrodt Medical, Inc. (1)
10.12 Settlement Agreement dated as of January 13, 1992 between
      Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc. (1)
10.13 Settlement and License Agreement dated as of December 17,
      1991 among Schneider (Europe) A.G., Schneider (USA) Inc.
      and Advanced Cardiovascular Systems, Inc. (1)
10.14 Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider
      (USA) Inc. and Advanced Cardiovascular Systems, Inc. (1)
10.15 Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and Advanced Cardiovascular
      Systems, Inc. (1)
10.16 First Amendment to Amended License Agreement dated as of
      January 1, 1992 between Paul Yock, M.D. and Advanced
      Cardiovascular Systems, Inc. (1)
10.17 Second Amendment to Amended License Agreement dated as of
      January 13, 1992 between Paul Yock, M.D. and Advanced
      Cardiovascular Systems, Inc. (1)
10.18 Agreement dated as of January 31, 1994 between E. I.
      DuPont de Nemours and Company, Cardiac Pacemakers, Inc.
      and Eli Lilly and Company. (1)
10.19 Agreement dated as of July 1, 1994 between E. I. DuPont de
      Nemours and Company, Minco Products, Inc., Cardiac
      Pacemakers, Inc. and Eli Lilly and Company. (1)
10.20 Override Agreement between Motorola, Inc., Cardiac
      Pacemakers, Inc. and Eli Lilly and Company. (1)
10.21 Material Supply Agreement dated as of January 1, 1995 between
      Dow Corning Corporation and Cardiac Pacemakers, Inc. (2)
10.22 Purchase Contract dated as of January 1, 1991 between
      Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc. (1)
10.23 Purchase Contract Extension between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc., effective as of January 1, 1996. (2)
10.24 Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.25 Amendment to Exclusive License Agreement dated as of January
      10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.26 First Addendum to the Exclusive License Agreement dated as of
      June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.27 Second Addendum to the Exclusive License Agreement dated as of
      April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.28 Third Addendum to the Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.29 Fourth Addendum to the Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.30 Fifth Addendum to the Exclusive License Agreement dated as of
      June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.31 Sixth Addendum to the Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec., Inc. and Intec Systems, Inc. (1)
10.32 Guidant Corporation 1994 Stock Plan, as amended. * #
10.33 Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995. (2) #
10.34 Stock Purchase Agreement dated as of October 31, 1994 between Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. (1)
10.35 Standard Form Office Lease dated December 27, 1994 between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II and the Company. (3)
10.36 Guidant Corporation Change in Control Plan for Select Employees. (4)
10.37 Credit Agreement dated as of January 8, 1996 among the Company, certain banks and Morgan Guaranty Trust Company of New York, as agent. (5)
11.1  Computation of Earnings Per Share. *
13.1 Annual Report to Shareholders for the year ended December 31, 1996 (portions incorporated by reference into this Form 10-K). *
21.1  Subsidiaries of the Registrant. *
23.1  Consent of Independent Auditors. *
27.1  Financial Data Schedule. *
99.1  Factors Affecting Future Operating Results. *

------------
  (1) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-1, File No. 33-83934.
  (2) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
  (3) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
  (4) Incorporated herein by reference to the identical exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
  (5) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-3, File No. 333-00014.

  *  Filed herewith.

  #  Management compensation plan.

(b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the fourth quarter of 1996.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Guidant Corporation



                                   By  s/James M. Cornelius
                                      ---------------------------
                                      James M. Cornelius,
                                      Chairman of the Board



                                                 March 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                  TITLE                             DATE
----------------------------------------------------------------------------

s/James M. Cornelius
-----------------------    Chairman of the Board             March 18, 1997
James M. Cornelius         and Director (principal
                           executive officer)

s/Ronald W. Dollens
-----------------------    President, Chief Executive        March 18, 1997
Ronald W. Dollens          Officer and Director
                           (principal executive officer)

s/Keith E. Brauer
-----------------------    Vice President, Finance and       March 18, 1997
Keith E. Brauer            and Chief Financial Officer
                           (principal financial officer)

s/Roger Marchetti
-----------------------    Corporate Controller and          March 18, 1997
Roger Marchetti            Chief Accounting Officer
                          (principal accounting officer)

s/Maurice A. Cox, Jr.
-----------------------    Director                          March 18, 1997
Maurice A. Cox, Jr.


s/Enrique C. Falla
-----------------------    Director                          March 18, 1997
Enrique C. Falla


s/J.B. King
-----------------------    Director                          March 18, 1997
J.B. King


s/Susan B. King
-----------------------    Director                          March 18, 1997
Susan B. King


s/J. Kevin Moore
-----------------------    Director                          March 18, 1997
J. Kevin Moore


s/Mark Novitch, M.D.
-----------------------    Director                          March 18, 1997
Mark Novitch, M.D.


s/Eugene L. Step
-----------------------    Director                          March 18, 1997
Eugene L. Step


s/Ruedi E. Wager, Ph.D.
-----------------------    Director                          March 18, 1997
Ruedi E. Wager, Ph.D.



                      Guidant Corporation and Subsidiaries

                 Schedule II.  Valuation and Qualifying Accounts
                                  (in millions)

Col. A                                  Col. B      Col. C      Col. D         Col. E
                                        Balance at  Charges                    Balance at
                                        Beginning   and                        End of
Description                             of Period   Expenses    Deductions(1)  Period
-----------                             ----------  ---------   ----------     ----------
Year Ended December 31, 1994
  Allowance for inventory obsolescence     $ 7.5      $10.7       $ (9.2)        $ 9.0
  Allowance for doubtful accounts            4.5        0.9         (0.9)          4.5
                                           ------     -----       -------        -----
     Totals                                 $12.0     $11.6       $(10.1)        $13.5
                                           ======     =====       =======        =====


Year Ended December 31, 1995
  Allowance for inventory obsolescence     $ 9.0      $17.7      $ (20.4)        $ 6.3
  Allowance for doubtful accounts            4.5        1.7         (0.5)          5.7
                                            -----     -----       -------        -----
     Totals                                $13.5      $19.4       $(20.9)        $12.0
                                           ======    ======       =======        =====

Year Ended December 31, 1996
  Allowance for inventory obsolescence     $ 6.3      $29.6       $(12.9)        $23.0
  Allowance for doubtful accounts            5.7        2.2         (0.6)          7.3
                                           -----      -----        ------        -----
     Totals                                $12.0      $31.8       $(13.5)        $30.3
                                           =====      =====       =======        =====

(1) Write-offs of obsolete units.


                                       F-1


                          Exhibit List


    10.32  Guidant Corporation 1994 Stock Plan
    11.1   Computation of Earnings Per Share
    13.1   Annual Report to Shareholders for the Year Ended
           December 31, 1996 (portions incorporated by reference)
    21.1   List of Subsidiaries and Affiliates
    23.1   Consent of Independent Auditors
    27.1   Financial Data Schedule
    99.1   Factors Possibly Affecting Future Operating Results