Form 10-Q
period 1997-03-31
GUIDANT CORP
filed 1997-05-06
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997


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


     Yes    X         No
         -------           ------

     The number of shares of common stock outstanding as of April 22, 1997:


                Class             Number of Shares Outstanding
                -----             ----------------------------
                Common                     74,107,229





                             PART I
                      FINANCIAL INFORMATION

Item 1.  Financial Statements

              GUIDANT CORPORATION and Subsidiaries
                Consolidated Statements of Income
              (In millions, except per-share data)
                           (unaudited)
                                         Three Months Ended
                                             March 31,
                                         ------------------
                                        1997           1996
                                       -----           -----
Net sales                             $265.5          $252.1

Cost of sales                           66.0            77.0
                                        ----            ----

  Gross profit                         199.5           175.1

Research and development                42.3            36.0
Sales, marketing and administrative     84.2            77.3
                                        ----            ----

                                       126.5           113.3
                                        -----           -----

  Income from operations                73.0            61.8

Other income(expenses):
  Interest, net                         (5.1)           (7.3)
  Royalties, net                         4.5             0.1
  Amortization of goodwill and other
  intangible assets                     (4.1)           (5.9)
  Other, net                            (0.3)           (1.6)
                                        -----           -----
                                        (5.0)          (14.7)
                                        -----           -----
Income before income taxes              68.0            47.1

Income taxes                            24.8            18.6
                                        ----            ----

  Net income                           $43.2          $ 28.5
                                       =====           =====

Earnings per share                      $0.60          $ 0.40
                                        =====          ======

Weighted average shares outstanding     72.17           71.99

Dividends paid per share                $0.025          $0.025
                                        ======          ======

See notes to consolidated financial statements.



              GUIDANT CORPORATION and Subsidiaries
                   Consolidated Balance Sheets
                          (In millions)


                                            March 31,       December 31,
                                              1997             1996
                                           -----------      -----------
                                           (unaudited)

ASSETS

Current Assets
Cash and cash equivalents                      $6.5            $1.5

Accounts receivable, net of allowances
    of $7.0 (1997) and $7.3 (1996)            228.5            12.4

Other receivables                              13.8            17.5

Inventories                                   103.2           102.8

Deferred income taxes                          64.7            62.1

Prepaid expenses                               22.9            22.6
                                               ----            ----

  Total Current Assets                        439.6           418.9


Other Assets
Goodwill, net of allowances
  of $85.1 (1997) and $82.1 (1996)            191.8           197.3

Other intangible assets, net of allowances
  of $9.8 (1997) and $8.8 (1996)                8.2             9.1

Investments                                    46.3            41.3

Sundry                                         16.4            16.3

Property and equipment                        542.4           531.6

Less accumulated depreciation                (219.5)         (210.6)
                                             -------         -------

Property and equipment, net                   322.9           321.0
                                              -----           -----

                                           $1,025.2        $1,003.9
                                            ========        =======

See notes to consolidated financial statements.




              GUIDANT CORPORATION and Subsidiaries
                   Consolidated Balance Sheets
                      (Dollars in millions)

                                             March 31,      December 31,
                                              1997              1996
                                           -----------      ------------
                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                              $26.1            $21.9

Employee compensation                          37.0             77.5

Restructuring liabilities                       9.1              8.8

Income taxes payable                           37.1              2.6

Other liabilities                              66.0             67.2

Current portion of long-term debt             115.8            130.0
                                              -----            -----
  Total Current Liabilities                   291.1            308.0

Noncurrent Liabilities
Long-term debt                                233.5            233.5
Deferred income taxes                           3.0              0.2
Other                                          12.1             14.0
                                              -----             ----
                                              248.6            247.7

Commitments and contingencies                   --              --

Shareholders' Equity
Common stock-no par value;
  Authorized shares: 250,000,000
  Issued shares: 72,269,000 (1997)            192.5            192.5
                 72,154,000 (1996)

Additional paid-in capital                    153.8            150.5

Retained earnings                             203.4            162.0

Deferred cost, ESOP                           (48.8)           (51.2)

Treasury stock, at cost:
  Shares:  42,010 (1997)
           66,763 (1996)                        (2.5)           (3.3)

Unrealized gain on investments, net            11.2              9.4

Cumulative currency translation adjustments   (24.1)           (11.7)
                                              ------           ------
                                              485.5            448.2
                                              -----            -----
                                           $1,025.2         $1,003.9
                                           ========         ========


See notes to consolidated financial statements.



              GUIDANT CORPORATION and Subsidiaries
              Consolidated Statements of Cash Flows
                          (In millions)
                                                        Three Months Ended
                                                            March 31,
                                                        -------------------
                                                         1997         1996
                                                         ----         ----
                                                            (unaudited)
Cash Provided by Operating Activities
  Net income                                           $  43.2     $  28.5

Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
  Depreciation                                            11.7        12.2
  Amortization of intangible assets                        4.1         5.9
  Other noncash expenses, net                              4.6        10.9
                                                          ----       -----
                                                          63.6        57.5

Changes in Operating Assets and Liabilities:
  Receivables, increase                                  (19.6)       (5.9)
  Inventories, increase                                   (6.3)       (2.0)
  Prepaid expenses, increase                              (0.9)       (4.2)
  Accounts payable and accrued expenses, decrease        (24.3)      (48.6)
  Income taxes payable, increase                          34.9         3.0
  Other liabilities, (decrease) increase                  (1.4)        2.9
                                                          -----      -----
Net Cash Provided by Operating Activities                 46.0         2.7

Investing Activities:
  Additions to property and equipment, net               (16.2)      (12.4)
  Reductions of other assets, net                         (2.2)       (3.3)
                                                         ------      ------
Net Cash Used for Investing Activities                   (18.4)      (15.7)

Financing Activities:
  (Decrease) increase in borrowings                      (12.8)       16.3
  Dividends                                               (1.8)       (1.8)
  Purchase of common stock and other capital transactions (7.7)         --
                                                          -----       -----
Net Cash (Used for) Provided by Financing Activities     (22.3)       14.5

Effect of Exchange Rate Changes on Cash                   (0.3)       (2.4)
                                                          -----       -----

Net Increase (Decrease) in Cash and Cash Equivalents       5.0        (0.9)

Cash and Cash Equivalents at Beginning of Period           1.5         3.4
                                                          -----       -----

Cash and Cash Equivalents at End of Period               $ 6.5       $ 2.5
                                                         ======      ======


See notes to consolidated financial statements.


              GUIDANT CORPORATION and Subsidiaries
           Notes To Consolidated Financial Statements
                          (In millions)
                           (unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flow in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - Inventories

Inventories consisted of the following:

                                    March 31,       December 31,
                                      1997              1996
                                    --------        ------------
     Finished products              $ 48.1            $ 48.4
     Work in process                  30.1              28.8
     Raw materials and supplies       25.0              25.6
                                     -----             -----
                                    $103.2            $102.8
                                    ======            ======

NOTE 3 - Contingencies

The Company is a party to various legal actions which have occurred in the normal course of business. In May 1995, Intermedics, Inc., a division of Sulzermedica USA, Inc., filed suit against Guidant alleging patent infringement related to certain Guidant defibrillator and pacemaker models. Intermedics is seeking injunctive and monetary relief of an unspecified amount.

The Company has also been named as a defendant, along with Schneider (USA), Inc., and Schneider (Europe), AG, wholly owned subsidiaries of Pfizer, Inc., in an action brought in 1995 by Boston Scientific Corporation and its subsidiary, SCIMED Life Systems, Inc. The lawsuit alleges violation of federal and state antitrust laws, as well as state unfair competition and abuse of process laws. Boston Scientific and SCIMED allege that the violations are based on the misuse of the United States patent laws as a result of agreements concerning certain rapid exchange catheter patents. The lawsuit seeks injunctive relief, unspecified monetary damages, and a declaration that certain patents are unenforceable.




              GUIDANT CORPORATION and Subsidiaries
           Notes To Consolidated Financial Statements
                          (In millions)
                           (unaudited)

NOTE 3 - Contingencies (continued)

On May 3, 1996, Pacesetter, Inc., filed suit against the Company in the United States District Court for the District of Delaware. The lawsuit was subsequently transferred to the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain patents related to the Company's VIGOR pacemaker/programmer and the VENTAK MINI and seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees.

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

Further, product liability claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk-management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

NOTE 4 - Earnings Per Share

Earnings per share of common stock has been computed by dividing net income by the weighted average common share outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Under Statement No. 128, which is required to be adopted on December 31, 1997, the disclosure of fully diluted earnings per share will be mandatory in the financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of the new requirements for calculating earnings per share is not material for the three months ended March 31, 1997 and March 31, 1996.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Guidant Corporation (Guidant or the Company), an Indiana corporation, is a multinational company that designs, develops, manufactures, and markets a broad range of products for use in:
(i) cardiac rhythm management (CRM), (ii) vascular intervention (VI), and (iii) other forms of minimally invasive systems (MIS). In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator (AICD) systems. The Company also designs, manufactures, and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular heartbeats.
In VI, the Company is a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. In addition, the Company develops, manufactures, and markets products for use in MIS procedures with products for access, vision, dissection, retraction, and fixation, focusing on laparoscopic market opportunities in both general and cardiovascular surgeries.

The following tables are summaries of the Company's net sales and major costs and expenses:

                                   Three Months Ended March 31,
                                   ----------------------------
                                       1997           1996
                                       ----           ----
                                      (Dollars in millions)

  Cardiac Rhythm Management          $149.0          $133.8
  Vascular Intervention               100.8           106.9
  Minimally Invasive Systems           15.7            11.4
                                      -----           -----

     Total net sales                  265.5           252.1

  Cost of sales                        66.0            77.0
                                      -----           -----
          Gross profit                199.5           175.1

  Research and development             42.3            36.0
  Sales, marketing, and
     administrative                    84.2            77.3
                                      -----            ----
                                      126.5           113.3
                                      -----           -----

  Income from operations              $73.0           $61.8
                                      =====           =====


                                    As a Percent of Net Sales
                                    -------------------------
                                   Three Months Ended March 31,
                                   ----------------------------
                                        1997           1996
                                        ----           ----

  Cardiac Rhythm Management            56.1%           53.1%
  Vascular Intervention                38.0            42.4
  Minimally Invasive Systems            5.9             4.5
                                       ----            ----
     Total net sales                  100.0%          100.0%
                                      ======          ======

  Cost of sales                        24.9            30.5
                                       ----            ----
     Gross profit                      75.1            69.5

  Research and development             15.9            14.3
  Sales, marketing, and
  administrative                       31.7            30.7
                                       ----            ----
                                       47.6            45.0
                                       ----            ----

  Income from operations               27.5%           24.5%
                                       =====           =====


Operating Results -- Three Months Ended March 31, 1997

The Company had worldwide net sales of $265.5 million for the three months ended March 31, 1997, reflecting an increase of $13.4 million or 5% over the same period in 1996. Growth in unit volume of 17% was offset by net sales price decreases, including changes in product mix, and unfavorable fluctuations in foreign currency exchange rates of 9% and 3%, respectively.

Net sales of CRM products for the three months ended March 31, 1997 were $149.0 million, an increase of $15.2 million or 11.4% over the same period in 1996. This growth was led by strong worldwide sales of the VENTAK MINI II advanced, tiered-therapy automatic implantable cardioverter-defibrillators (AICDs), released in the United States in July 1996; the VENTAK MINI HC, released in the United States in May 1996; and the VENTAK MINI, released in the United States in January 1996. The technologically advanced VENTAK MINI II, one of the world's smallest full-featured AICDs, and the VENTAK MINI HC, incorporate the Company's exclusive TRIAD defibrillation energy delivery system which is designed to simplify the device implant procedure and reduce the energy needed for defibrillation. The Company's adaptive-rate pacemaker products also contributed to sales growth during the period led by the VIGOR DR and VIGOR SR.

Net sales of vascular intervention products for the three months
ended   March 31, 1997, were $100.8 million, a decrease of $6.1
million or 5.7% from the same period in 1996. The Company experienced unit sales growth in certain angioplasty systems including: (i) the ACS RX MULTI-LINK Coronary Stent System (rapid exchange stent delivery), and the ACS OTW MULTI-LINK Coronary Stent System (over-the-wire stent delivery) launched in Europe and other international markets in April 1996 and November 1995, respectively; (ii) rapid exchange dilatation catheters, primarily the ACS RX COMET, released to international markets in June 1996 and to the United States market in November 1996 and its high-pressure counterpart the ACS RX COMET VP which has recently been cleared by the Food and Drug Administration for marketing in the United States; and (iii) the ACS HI-TORQUE IRON MAN Guide Wire which was released to the United States market in February 1997. The ACS HI-TORQUE IRON MAN Guide Wire combines a flexible core with an atraumatic, soft tip, allowing for easy maneuverability and enabling physicians to cross difficult-to-reach lesions, and is specifically designed for utilization in the placement of coronary stents. This sales growth was offset by sales declines in perfusion, OTW, and atherectomy catheters, and lower net average selling prices of most dilatation catheters in the United States and Europe. These lower net average selling prices of dilatation catheters include the impact of product mix changes due to the sales growth in rapid exchange catheters. The Company believes that, in addition to this shift in product mix, net average selling prices in the market may continue to decline.

Net sales of MIS products for the three months ended March 31, 1997, were $15.7 million, an increase of $4.3 million or 37.7% over the comparable period in 1996. MIS sales growth was experienced both in the United States and international markets as the Company continued to expand the marketing of its innovative laparoscopic technologies. Sales growth was driven by the ORIGIN TACKER endoscopic fixation device; custom procedural kits which incorporate this device along with other MIS products; and, to some degree, the VASOVIEW Balloon Dissection system, market released in September 1996.

The Company experienced sales growth both in the United States and international markets during the first quarter of 1997. Net sales in the United States increased 1.4% to $162.9 million and international net sales increased 12.3% to $102.6 million for the first quarter of 1997 compared to the first quarter of 1996. United States net sales growth was primarily due to CRM sales of the VENTAK MINI II, VENTAK MINI, VENTAK MINI HC, VIGOR DR, and VIGOR SR. International net sales growth was primarily driven by European sales of the ACS RX MULTI-LINK Coronary Stent System, VENTAK MINI II, and VENTAK MINI HC. Sales of the ACS RX COMET in Europe and Japan also contributed to the international sales growth. The unfavorable foreign currency exchange rate impact, due to the strengthening United States dollar, reduced net sales for the three months ended March 31, 1997 by $8.5 million compared to the same period in 1996. This negative impact on gross profit was partially offset by foreign exchange gains, which were recorded in cost of sales, relating to the Company's hedging activities established for this purpose.

Cost of sales decreased 14.3% to $66.0 million for the three months ended March 31, 1997. This reduction in cost of sales was due to: (i) a significant reduction in inventory obsolescence charges which were $7.2 million in the first quarter of 1996,
(ii) gains of $3.5 million realized on the foreign exchange hedges referred to above, (iii) increased manufacturing volume, and (iv) enhanced manufacturing efficiencies in all business units.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Research and development expenses increased $6.3 million or 17.5% in the first quarter of 1997 compared to the same period in 1996. Increased research and development spending during this period resulted primarily from new product development costs such as the clinical evaluation of implantable device systems for the treatment of congestive heart failure and the development of future generations of AICD and pacemaker products.

Sales, marketing and administrative expenses grew $6.9 million or 8.9% for the first quarter of 1997 compared to the same period in 1996. Variable CRM selling expenses associated with the United States market releases of the VENTAK MINI family of AICDs were among the drivers of the increased sales and marketing expenses during the period. Increased legal expenses and the timing of certain employee benefits expenses also contributed to the increase in sales, marketing, and administrative expenses during the period.

During the period, the Company attained near record levels of operating income for a fiscal quarter. Income from operations of $73.0 million represented 27.5% of net sales during the first quarter of 1997. Income from operations was 24.5% of net sales during the same period in 1996. Sales growth combined with reduced manufacturing expenses resulted in an increase in income from operations of 18.1% during the three months ended March 31, 1997, compared to the same period last year.

For the three months ended March 31, 1997, the Company had net other expenses of $5.0 million as compared to $14.7 million during the same period in 1996. The decrease in net other expenses was primarily due to: (i) lower interest expenses due to the decline in outstanding borrowings and lower interest rates; (ii) increased net royalties received on certain vascular intervention technology patents; and (iii) reduced amortization expense resulting from lower intangible assets following the impairment charges taken by the Company against its atherectomy-related goodwill and other intangible assets in the second quarter of 1996.

The Company's effective income tax rate for the three months ended March 31, 1997 was 36.5%, compared to 39.5% during the comparable period in 1996. The decline in this rate was primarily due to reduced state income taxes, lower income taxes in certain international locations, and the reduced impact of nondeductible expenses.

Net income for the three months ended March 31, 1997, was $43.2 million, an increase of $14.7 million or 51.6% compared to the same period in 1996. Earnings per share were $0.60 for the three months ended March 31, 1997, compared to $0.40 for the comparable period in 1996. This increase in net income and earnings per share was due to operating income growth of 18.1%, reduced net other expenses, and a lower effective income tax rate.


Liquidity and Financial Condition

The Company generated cash flows which were more than sufficient to fund operations. For the three months ended March 31, 1997, cash provided by operating activities was $46.0 million compared to $2.7 million for the same period in 1996. This increase in cash provided by operating activities was primarily due to net income growth of over 50% during the period and the final income tax payments under a tax-sharing agreement with Lilly in 1996. Working capital was $148.5 million at March 31, 1997, a $37.6 million increase from the prior year end level. This increase was primarily due to payments of performance-based compensation arrangements and the resultant reduction in employee compensation accruals, payments on borrowings, and increased accounts receivable resulting from sales growth during the period. The current ratio at March 31, 1997 was 1.5:1 compared to 1.4:1 at December 31, 1996. The Company expects to generate sufficient cash to fund future working capital needs.

Net cash used for investing activities totaled $18.4 million for the three months ended March 31, 1997, compared to $15.7 million for the same period in 1996. The most significant use of cash for investing activities related to net additions of property and equipment of $16.2 million. Net additions of property and equipment for the same period in the prior year were $12.4 million.

Net cash used for financing activities totaled $22.3 million for the three months ended March 31, 1997. Reduction of its borrowings by $12.8 million was the Company's most significant use of cash for financing activities. For the three months ended March 31, 1996, net cash provided by financing activities was $14.5 million primarily due to increased net borrowings of $16.3 million to fund first quarter 1996 tax payments and performance-based bonus compensation.

At March 31, 1997, the Company had outstanding borrowings of $349.3 through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 5.36%. The commercial paper borrowings are supported by a credit facility aggregating $600.0 million that permits borrowings through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest. The Company expects that a minimum of approximately $233.5 million of borrowings will remain outstanding through the next twelve months and, accordingly, has classified this portion of borrowings as long-term at March 31, 1997.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated cash needs including planned capital expenditures which are expected to be approximately $70.0 million in 1997.

The Company has recognized net deferred tax assets aggregating $61.7 million at March 31, 1997, and $61.9 million at December 31, 1996. The assets relate principally to the establishment of inventory and product related reserves, the acquisition of certain intangible assets, and charges associated with the 1993 restructuring. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.



                             PART II
                        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits. The following documents are filed as exhibits to this report.

                   Exhibit 11.1.  Statement Regarding Computation
                                  of Per-Share Earnings on Primary
                                  and Fully Diluted Bases.
                   Exhibit 27.1.  Financial Data Schedule.

          (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed no Report on Form 8-K.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GUIDANT CORPORATION
                              (Registrant)



Date: May 5, 1997              s/Keith E. Brauer
                              --------------------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer




Date: May 5, 1997              s/ Roger Marchetti
                              --------------------------------
                              Roger Marchetti
                              Corporate Controller and
                              Chief Accounting Officer




                           Exhibit List

          11.1  Statement Regarding Computation of Per-Share
                Earnings on Primary and Fully Diluted Bases
          27.1  Financial Data Schedule