Form 10-Q
period 1997-06-30
GUIDANT CORP
filed 1997-07-31
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 1997


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

Yes   X          No
    -----           -----


The number of shares of common stock outstanding as of July 25, 1997:

             Class                 Number of Shares Outstanding
            Common                          74,096,960




                               PART I
                        FINANCIAL INFORMATION

Item 1.  Financial Statements

                GUIDANT CORPORATION and Subsidiaries
                  Consolidated Statements of Income
                (In millions, except per-share data)
                             (unaudited)


                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                       --------------       --------------
                                       1997    1996         1997      1996
                                       ----    ----         ----      ----

Net sales                            $281.0  $265.5       $546.5    $517.6

Cost of sales                          72.2   100.0        138.2     177.0
                                       ----   -----         ----      ----

   Gross profit                       208.8   165.5        408.3     340.6

Research and development               42.4    37.0         84.7      73.0
Purchased research and development     57.4      -          57.4        -
Sales, marketing and administrative    89.2    82.4        173.4     159.7
                                       ----    ----         ----     -----

                                      189.0   119.4        315.5     232.7
                                      -----   -----        -----     -----

   Income from operations              19.8    46.1         92.8     107.9

Other income (expenses):
   Interest--net                       (5.1)   (6.6)       (10.2)    (13.9)
   Royalties--net                       4.9     2.3          9.4       2.4
   Amortization                        (3.8)   (6.4)        (7.9)    (12.3)
   Other--net                          (1.6)   (1.9)        (1.9)     (3.5)
   Impairment charges                    -    (66.9)          -      (66.9)
                                        ----   ----          ----     ----
                                       (5.6)  (79.5)       (10.6)    (94.2)
                                        ----   ----         ----      ----

Income (loss) before income taxes      14.2   (33.4)        82.2      13.7

Income taxes                            5.2    12.8         30.0      31.4
                                       ----    ----         ----      ----

Net income (loss)                      $9.0  ($46.2)       $52.2    ($17.7)
                                       ====  =======       =====    =======

Earnings (loss) per share              $0.12  ($0.64)       $0.72   ($0.25)
                                       =====  =======       =====   =======

Weighted average shares outstanding    72.30   72.05        72.23    72.02

Dividends paid per share               $0.025  $0.025       $0.05    $0.05
                                       ====== =======       =====  =======

See notes to consolidated financial statements.




                GUIDANT CORPORATION and Subsidiaries
                     Consolidated Balance Sheets
                        (Dollars in millions)


                                              June 30,   December 31,
                                               1997          1996
                                             ----------  ------------
                                            (unaudited)

ASSETS

Current Assets
Cash and cash equivalents                        $11.8          $1.5

Accounts receivable, net of allowances
   of $6.6 (1997) and $7.3 (1996)                248.4         212.4

Other receivables                                 12.5          17.5

Inventories                                      111.1         102.8

Deferred income taxes                             60.5          62.1

Prepaid expenses                                  20.9          22.6
                                                 -----         -----

   Total Current Assets                          465.2         418.9


Other Assets
Goodwill, net of allowances
   of $88.4 (1997) and $82.1 (1996)              188.0         197.3

Other intangible assets, net of allowances
   of $10.4 (1997) and $8.8 (1996)                 7.6           9.1

Investments                                       41.2          41.3

Sundry                                            18.4          16.3

Deferred income taxes                             12.0            -

Property and equipment                           560.6         531.6

Less accumulated depreciation                   (230.3)       (210.6)
                                                 -----         -----
Property and equipment, net                      330.3         321.0
                                                ------        ------

                                              $1,062.7      $1,003.9
                                              ========      ========

See notes to consolidated financial statements.




                GUIDANT CORPORATION and Subsidiaries
                     Consolidated Balance Sheets
                        (Dollars in millions)

                                               June 30,      December 31,
                                                 1997           1996
                                             -----------     ------------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                 $38.2         $21.9

Employee compensation                             46.1          77.5

Restructuring liabilities                          7.0           8.8

Income taxes payable                                -            2.6

Other liabilities                                 86.9          67.2

Short-term borrowings                            125.7         130.0
                                                 -----         -----

   Total Current Liabilities                     303.9         308.0

Noncurrent Liabilities
Long-term debt                                   256.2         233.5

Other                                             11.8          14.2
                                                 -----         -----

                                                 268.0         247.7

Commitments and contingencies                      -             -

Shareholders' Equity
Common stock-no par value;
   Authorized shares: 250,000,000
   Issued shares: 72,316,000 (1997)
                  72,154,000 (1996)              192.5         192.5

Additional paid-in capital                       155.8         150.5

Retained earnings                                210.5         162.0

Cumulative currency translation adjustments      (25.6)        (11.7)

Deferred cost, ESOP                              (47.5)        (51.2)

Unrealized gain on investments, net                8.0           9.4

Treasury stock, at cost:
   Shares:  41,627 (1997)
            66,763 (1996)                         (2.9)         (3.3)
                                                  ----          ----

                                                 490.8         448.2
                                                 -----         -----

                                              $1,062.7      $1,003.9
                                              ========      ========




                GUIDANT CORPORATION and Subsidiaries
                Consolidated Statements of Cash Flow
                        (Dollars in millions)
                             (unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        1997         1996
                                                        ----         ----
Cash Provided by Operating Activities:
   Net income (loss)                                   $52.2       ($17.7)

Adjustments to Reconcile Net Income (Loss) to Cash
 Provided by Operating Activities:
   Depreciation                                         24.0         22.1
   Amortization of goodwill and other intangibles        7.9         12.3
   Provision for inventory and related losses            2.8         36.9
   Impairment charges                                     -          66.9
   Other noncash expenses                               14.7          5.0
                                                        ----         ----
                                                       101.6        125.5

Changes in Operating Assets and Liabilities:
   Receivables, increase                               (39.8)       (25.8)
   Inventories, increase                               (14.6)        (7.8)
   Prepaid expenses, decrease (increase)                 1.3         (4.0)
   Accounts payable and accrued
      liabilities, decrease                             (2.7)       (28.6)
   Income taxes payable decrease                        (2.2)       (30.0)
   Other liabilities, increase (decrease)                0.6         (1.3)
                                                         ----       ------
Net Cash Provided by Operating Activities               44.2         28.0

Investing Activities:
   Additions of property and equipment, net            (36.2)       (25.6)
   (Additions) reductions of other assets, net          (4.1)         5.1
                                                        -----       ------
Net Cash Used for Investing Activities                 (40.3)       (20.5)

Financing Activities:
   Increase (decrease) in borrowings                    18.8         (6.3)
   Dividends                                            (3.6)        (3.6)
   Purchases of common stock and other capital
      transactions                                      (8.4)          -
                                                        -----        -----
Net Cash Provided by (Used for) Financing Activities     6.8         (9.9)

Effect of Exchange Rate Changes on Cash                 (0.4)        (0.1)
                                                        -----        -----
Net Increase (Decrease) in Cash and Cash Equivalents    10.3         (2.5)

Cash and Cash Equivalents at Beginning of Period         1.5          3.4
                                                        ----         ----
Cash and Cash Equivalents at End of Period             $11.8         $0.9
                                                       -----         ----

See notes to consolidated financial statements.




                GUIDANT CORPORATION and Subsidiaries
             Notes to Consolidated Financial Statements
                            (In millions)
                             (unaudited)


NOTE 1 - General Information

Guidant Corporation (Guidant or the Company) is a multinational company that designs, develops, manufactures, and markets a broad range of medical devices for use in: (i) cardiac rhythm management; (ii) vascular intervention; and (iii) minimally invasive systems. Guidant is a global company with principal operations in the United States, Western Europe and Japan. The Company generally markets its products through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.


NOTE 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 3 - Inventories

Inventories consisted of the following:

                                    June 30,    December 31,
                                      1997         1996
                                    --------   ------------

     Finished products               $54.9         $48.4
     Work in process                  32.6          28.8
     Raw materials and supplies       23.6          25.6
                                      ----          ----
                                    $111.1        $102.8
                                    ======        ======

NOTE 4 - Acquisition

In May 1997, the Company acquired the assets of NeoCardia, LLC. (NeoCardia), a privately held development-stage company in Houston, Texas for $57.4 million. Under the acquisition agreement, the Company could pay as much as $77.0 million in cash, plus subsequent additional bonus and royalty payments contingent upon achieving certain product development and sales goals.




                GUIDANT CORPORATION and Subsidiaries
             Notes to Consolidated Financial Statements
                            (In millions)
                             (unaudited)


NOTE 4 - Acquisition (continued)

NeoCardia, which currently does not have any products available for commercial sale, has pioneered the use of radiation therapy for the treatment of restenosis. The Company has financed the acquisition with its existing credit lines. The results of NeoCardia's operations have been included in the Company's consolidated results of operations from the date of acquisition.

The acquisition was accounted for under the purchase method of accounting. In conjunction with the acquisition, the Company recorded a pre-tax charge of $57.4 million ($36.4 million after tax) relating to the appraised value of the in-process research and development that must be expensed under generally accepted accounting principles. Substantially all of the possible additional acquisition cost, when determined, will be treated as purchased research and development expense. Other than the purchased research and development charge, the acquisition did not have a material pro forma impact on the Company's operations.


NOTE 5 - Earnings Per Share

Earnings per share of common stock has been computed by dividing net income by the weighted average common shares outstanding during the period. In February 1997, the Financial Accounting Standards
Board issued Statement No. 128, Earnings per Share.  Under Statement
No. 128, which is required to be adopted on December 31, 1997, the disclosure of fully diluted earnings per share will be mandatory in the consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of the new requirements for calculating earnings per share is not material for the three and six month periods ended June 30, 1997 and 1996.


NOTE 6 - Foreign Exchange Risk Management

A portion of the Company's cash flows is derived from transactions denominated in foreign currencies. The United States dollar value of transactions denominated in foreign currencies fluctuates as the United States dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward and option contracts with major international financial institutions. These forward and option contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily intercompany inventory purchases for periods consistent with commitments. These contracts also hedge firm commitments, primarily intercompany loans, payables and receivables.




                GUIDANT CORPORATION and Subsidiaries
             Notes to Consolidated Financial Statements
                            (In millions)
                             (unaudited)


NOTE 6 - Foreign Exchange Risk Management (continued)

Realized and unrealized gains or losses on contracts that qualify as hedges are deferred and recognized in the same period as the transactions occur. Realized gains and losses on contracts hedging intercompany inventory purchases are included in cost of sales while realized gains and losses on firm commitment hedges are recorded in other income (expenses).


NOTE 7 - Contingencies

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

On May 3, 1996, Pacesetter, Inc. filed suit against the Company in the United States District Court for the District of Delaware.
The lawsuit was subsequently transferred to the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain patents related to the Company's VIGOR pacemaker and programmers. The initial complaint also asserted, in conjunction with Angeion Corporation, certain patents of Angeion which, at that time, were licensed to Pacesetter. In July 1997, the portion of the lawsuit dealing with the Angeion patents was separated into a separate lawsuit with Angeion as the sole plaintiff. In this lawsuit, Angeion is asserting infringement of certain of its patents by the VENTAK MINI and VENTAK MINI II family of devices. Both lawsuits seek injunctive relief, unspecified monetary damages and an award of attorneys' fees.

On June 6, 1997, C.R. Bard, Inc. filed suit against the Company in the U.S. District Court, District of Delaware. The Complaint alleges that certain unspecified dilatation catheters infringe two patents owned by Bard. Bard is seeking monetary and injunctive relief.

The Company is a party to certain other legal actions arising in the ordinary course of its business. While it is not possible to predict or determine the outcome of these legal actions, the Company believes the costs associated with these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly



                GUIDANT CORPORATION and Subsidiaries
             Notes to Consolidated Financial Statements
                            (In millions)
                             (unaudited)


NOTE 7 - Contingencies (continued)

be material to the consolidated results of operations in any one accounting period.

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

The Company was formed after Eli Lilly and Company (Lilly) transferred its ownership interests in several businesses in its Medical Devices and Diagnostics Division to Guidant. The Company consummated an initial public offering (IPO) of its common stock in December 1994. Lilly, whose beneficial ownership was reduced to approximately 80% after the IPO, disposed of its remaining ownership interest in September 1995 by means of a tax-free split-off.



The following tables are summaries of the Company's net sales and major costs and expenses:

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------   ----------------
                                       1997     1996        1997     1996
                                       ----     ----        ----     ----
                                               (Dollars in millions)
                                                     (unaudited)
Net sales:
  Cardiac rhythm management           $164.4   $144.2     $313.4   $278.0
  Vascular intervention                101.1    109.1      201.9    216.0
  Minimally invasive systems            15.5     12.2       31.2     23.6
                                        ----     ----       ----     ----
            Total net sales           $281.0   $265.5     $546.5   $517.6

Cost of sales                           72.2    100.0(2)   138.2    177.0(2)
                                        ----    ----        ----    -----
            Gross profit               208.8    165.5      408.3    340.6

Research and development                42.4     37.0       84.7     73.0

Purchased research and development(1)   57.4       -        57.4       -

Sales, marketing and administrative     89.2     82.4      173.4    159.7
                                        ----     ----      -----    -----
  Income from operations               $19.8    $46.1      $92.8   $107.9
                                       =====    =====      =====   ======


                                            As a Percent of Net Sales
                                    -----------------------------------------
                                       Three Months Ended Six Months Ended
                                           June 30,            June 30,
                                      -----------------    ----------------
                                        1997     1996       1997     1996
                                      -------   -------    -------  -------
Net sales:
  Cardiac rhythm management             58.5%    54.3%      57.4%    53.7%
  Vascular intervention                 36.0     41.1       36.9     41.7
  Minimally invasive systems             5.5      4.6        5.7      4.6
                                         ---     ----       ----     ----
            Total net sales            100.0%   100.0%     100.0%   100.0%

Cost of sales                           25.7     37.7(2)    25.3     34.2(2)
                                        ----     ----       ----     ----
            Gross profit                74.3     62.3       74.7     65.8

Research and development                15.1     13.9       15.5     14.1

Purchased research and development(1)   20.5       -        10.5       -

Sales, marketing and administrative     31.7     31.0       31.7     30.9(2)

  Income from operations                 7.0%    17.4%      17.0%    20.8%
                                        =====    =====      =====    =====

(1) In conjunction with the asset acquisition of NeoCardia, LLC., the entire initial purchase price of $57.4 million represented the appraised value of in-process research and development which must be expensed under generally accepted accounting principles for purchase accounting.

(2) Includes the impact of $28.8 million in special noncash obsolescence charges taken in 1996 on CRM products and programmers.



Operating Results -- Three and Six Months Ended June 30, 1997

The Company had record worldwide net sales of $281.0 million for the three months ended June 30, 1997, reflecting an increase of $15.5 million or 6% over the same period in 1996. Growth in unit volume of 18% was offset by net sales price decreases, including changes in product mix, and unfavorable fluctuations in foreign currency exchange rates of 9% and 3%, respectively.

The Company had worldwide net sales of $546.5 million for the six months ended June 30, 1997, an increase of $28.9 million or 6% over the six months ended June 30, 1996. Growth in unit volume of 17% was offset by net sales price decreases of 8%, which also includes changes in product mix, and unfavorable fluctuations in foreign currency exchange rates of 3% during this period.

Net sales of CRM products grew $20.2 million or 14.0% for the three months ended June 30, 1997 as compared to the same period in 1996.
CRM net sales grew $35.4 million or 12.7% for the six months ended
June 30, 1997 over the comparable period in 1996. This growth was led by the VENTAK AV, released in Europe in November 1996; strong worldwide sales of the VENTAK MINI II advanced, tiered-therapy AICD, released in the United States in July 1996; and the VENTAK MINI HC released in the United States in May 1996. The technologically advanced VENTAK AV, which incorporates sophisticated dual-chamber pacemaker therapy and proven defibrillation capabilities, sets a new standard for treating patients with life-threatening rapid heart arrhythmias. The Company's adaptive-rate pacemaker products also contributed to sales growth during the period, led by the VIGOR DR and VIGOR SR.

Management believes that sales growth in AICDs is partially driven by the recent United States Food and Drug Administration approval to expand the Company's product labeling for these devices to cover patients identified by the Multicenter Automatic Defibrillator Implantation Trial (MADIT) to be at high risk for sudden cardiac death. The MADIT study, the first large, randomized clinical trial comparing AICDs with conventional antiarrhythmic drug therapy, was terminated early because of significant improvement in survival rates of patients with AICDs. Currently, the Company is the only manufacturer of AICDs to have approved labeling that includes the patient population identified by the MADIT study.

Net sales of vascular intervention products for the three months ended June 30, 1997 decreased $8.0 million or 7.3% from the same period in 1996. For the six months ended June 30, 1997, vascular intervention net sales decreased $14.1 million or 6.5% from 1996. The Company experienced unit sales growth in certain angioplasty systems including: (i) the ACS RX MULTI-LINK Coronary Stent
System (rapid exchange stent delivery), launched in Europe and other international markets in April 1996; (ii) rapid exchange coronary dilatation catheters, primarily the ACS RX COMET, released in international markets in June 1996 and in the United States market in November 1996 and its high-pressure counterparts, the ACS RX COMET VP, and the ACS RX ROCKET recently released in international markets; and (iii) the ACS Tx2000 coronary dilatation catheter, a high-pressure over-the-wire catheter (OTW). The high pressure ACS RX ROCKET has a nylon balloon and hydrophilic coating resulting in improved tracking and recrossing of lesions in the coronary anatomy. This unit sales growth in certain angioplasty systems was offset by sales declines in perfusion, OTW, and atherectomy catheters, guide wires and lower net average selling prices of most dilatation catheters in the United States and Europe. Lower net average selling prices of coronary dilatation catheters include the impact of product mix changes due to the sales growth in rapid exchange catheters which have a lower average selling price than perfusion catheters. The Company believes that, in addition to this shift in product mix, net average selling prices in the market may continue to decline.

Net sales of MIS products for the three months ended June 30, 1997 were $15.5 million, an increase of $3.3 million or 27.0% over the same period in the previous year. MIS net sales for the six months ended June 30, 1997 were $31.2 million, an increase of 32.2% over the comparable period in 1996. The Company experienced MIS sales growth in both United States and international markets as the Company continued to expand the marketing of its innovative laparoscopic technologies. Sales growth was primarily driven by the ORIGIN TACKER endoscopic fixation device; custom procedural kits which incorporate this device along with other MIS products; and, to some degree, the VASOVIEW Balloon Dissection system market released in September 1996.

Sales growth occurred in both the United States and international markets. Net sales in the United States increased 4.0% to $170.9 million and international net sales increased 8.8% to $110.1 million for the three months ended June 30, 1997 in comparison to the same period in 1996. For the six months ended June 30, 1997, United States net sales increased 2.7% to $333.8 million and international net sales increased 10.4% to $212.7 million, as compared to the six months ended June 30, 1996. United States net sales growth was primarily due to CRM sales of the VENTAK
MINI II, VENTAK MINI, VENTAK MINI HC, VIGOR DR, VIGOR SR, ORIGIN TACKER and related custom procedural kits. International net sales growth was primarily driven by European sales of the ACS RX MULTI-LINK Coronary Stent System, VENTAK AV, VENTAK MINI II, and VENTAK MINI HC. Sales of the ACS RX COMET in Europe and Japan, and ACS RX ROCKET in Europe also contributed to the international sales growth. The unfavorable foreign currency exchange rate impact, due to the strengthening United States dollar, reduced net sales by $8.0 million and $16.5 million, respectively, for the three and six months ended June 30, 1997, compared to the same periods in 1996. This negative impact on gross profit was partially offset by foreign exchange gains, which were recorded in cost of sales, relating to the Company's hedging activities established for this purpose.

Cost of sales was $72.2 million for the three months ended June 30, 1997, and represented 25.7% of net sales. Cost of sales was $100.0 million during the comparable period in 1996 due to the recording of special noncash obsolescence charges of $28.8 million on certain CRM products and programmers. Cost of sales, without considering the effect of these special obsolescence charges, would have been $71.2 million or 26.8% of net sales for the three months ended June 30, 1996. This reduction in 1997 cost of sales as a percentage of net sales was due to: (i) gains of $3.9 million realized on the foreign exchange hedges referred to above, (ii) increased manufacturing volume, and (iii) enhanced manufacturing efficiencies. Cost of sales for the six months ended June 30, 1997 was $138.2 million or 25.3% of net sales. For the six months ended June 30, 1996, cost of sales, without the effect of the obsolescence charges, would have been $148.2 million or 28.6% of net sales. The reasons for the reduction in cost of sales as a percentage of net sales during the six months ended June 30, 1997 are similar to those listed above.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Research and development expenses of $42.4 million for the three months ended June 30, 1997 increased $5.4 million or 14.6% compared to the same period in 1996. These expenses represented 15.1% and 13.9% of net sales in 1997 and 1996, respectively. For the six months ended June 30, 1997, research and development expenses increased $11.7 million or 16.0% and increased as a percentage of net sales to 15.5% from 14.1% for the same period last year. Increased research and development spending resulted primarily from new product development costs related to the development of future generations of AICD and pacemaker products, the clinical evaluation of implantable device systems for the treatment of congestive heart failure, and the development of stent technology for other parts of the vascular anatomy such as carotid arteries.

During the period, the Company acquired the assets of NeoCardia, LLC. (NeoCardia), a privately-held development-stage company for $57.4 million. Under the acquisition agreement, the Company could pay as much as $77.0 million in cash, plus subsequent additional bonus and royalty payments contingent upon achieving product development and sales goals. The Company financed this acquisition with commercial paper and bank borrowings. The results of NeoCardia's operations have been included in the Company's consolidated statement of income from the date of acquisition.

The acquisition was accounted for under the purchase method of accounting. As a result, the Company recorded a pre-tax charge of $57.4 million relating to the appraised value of the in-process research and development. Substantially all of the possible additional acquisition cost, when determined, will also be treated as purchased research and development expense.

Sales, marketing and administrative expenses grew $6.8 million or 8.3% for the three months ended June 30, 1997 compared to the same period in the prior year. For the six months ended June 30, 1997, sales, marketing and administrative expenses increased 8.6% in comparison to the same period the prior year. Variable CRM selling expenses associated with the growth in sales of the VENTAK AV and VENTAK MINI family of AICDs were among the primary reasons for this increased spending during the period. Increased legal expenses during the period also contributed to this increase in sales, marketing and administrative spending.

Income from operations for the three months ended June 30, 1997 and 1996 were $19.8 million and $46.1 million, respectively. Excluding the impact of the aforementioned purchased research and development charge in 1997 and special obsolescence charges in 1996, income from operations would have been $77.2 million and $74.9 million for the three months ended June 30, 1997 and 1996, respectively. This 3% growth in income from operations resulted from increased net sales combined with lower manufacturing costs partially offset by increased research and development, and sales, marketing and administrative spending.

For the three months ended June 30, 1997, the Company had net other expenses of $5.6 million compared to $79.5 million for the same period in the prior year. The Company had net other expenses of $10.6 million and $94.2 million for the six months ended June 30, 1997 and 1996, respectively. Included in net other expenses in 1996 are noncash impairment charges of $66.9 million taken by the Company against its atherectomy-related goodwill and other intangible assets. Without the effect of these special charges, net other expenses would have been $12.6 million for the three months ended June 30, 1996. The decrease in net other expenses was primarily due to: (i) lower interest expenses due to the decline in average outstanding borrowings and lower interest rates during the period, (ii) increased net royalties received on certain vascular intervention technology patents, and
(iii) reduced amortization expense resulting from lower intangible assets following the aforementioned impairment charges taken in 1996. The Company increased its borrowings in May 1997 to finance the acquisition of NeoCardia.

The Company's effective income tax rate, without considering the effect of the special obsolescence and impairment charges in 1996, was 36.6% and 36.5% for the three and six months ended June 30, 1997, respectively, compared to 39.2% and 39.3% for each of the same periods in 1996. The decline in the effective income tax rate was primarily due to: (i) reduced state income taxes,
(ii) lower income taxes in certain international locations, (iii) increased income tax credits, and (iv) the reduced impact of nondeductible expenses.

Net income for the three months ended June 30, 1997 was $9.0 million, and earnings per share were $0.12. The Company experienced a net loss for the three months ended June 30, 1996 of $46.2 million, and a corresponding loss per share of $0.64. For the six months ended June 30, 1997 and 1996, the Company has net income of $52.2 million and a net loss of $17.7 million, respectively. Without the purchased research and development charge, net income would have been a record $45.4 million, and earnings per share would have been $0.63 for the three months ended June 30, 1997. Without the special obsolescence and impairment charges, net income would have been $37.9 million, and earnings per share would have been $0.53 for the three months ended June 30, 1996. On an adjusted basis, net income growth in the second quarter of 1997 was 20% over the second quarter of 1996. Growth in income from operations along with a decline in net other expenses and a lower effective income tax rate accounted for this increase in adjusted net income.

For the six months ended June 30, 1997, net income would have been $88.6 million and $1.23 per share without these special charges. Net income for the six months ended June 30, 1996, excluding the impact of the special obsolescence and impairment charges, would have been $66.4 million and $0.92 per share.




Liquidity and Financial Condition

The Company generated cash flows which were more than sufficient to fund operations. For the six months ended June 30, 1997, net cash provided by operating activities was $44.2 million compared to $28.0 million for the same period in 1996. This increase in cash provided by operating activities was primarily due to growth in net income during the period and the final income tax payments in 1996 under a tax-sharing agreement with Lilly. Working capital was $161.3 million at June 30, 1997, a $50.4 million increase from the prior year end level. This increase was primarily due to payments of performance-based compensation arrangements and the resultant reduction in employee compensation accruals, increased accounts receivable resulting from sales growth during the period and increased inventories. The current ratio at June 30, 1997 was 1.5:1 compared to 1.4:1 at December 31, 1996. The Company expects to generate sufficient cash to fund future working capital needs.

Net cash used for investing activities totaled $40.3 million for the six months ended June 30, 1997, compared to $20.5 million for the same period in 1996. The most significant use of cash for investing activities related to net additions of property and equipment of $36.2 million.

Net cash provided by financing activities totaled $6.8 million for the six months ended June 30, 1997. During the comparable period in the prior year, the Company used $9.9 million for financing activities. This change in cash provided by financing activities was primarily due to the increase in borrowings associated with the acquisition of NeoCardia, partially offset by capital transactions such as the purchase of treasury stock.

At June 30, 1997, the Company had outstanding borrowings of $381.9 through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 5.82%. The commercial paper borrowings are supported by a credit facility aggregating $600.0 million that permits borrowings through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest. The Company expects that a minimum of approximately $256.2 million of borrowings will remain outstanding through the next twelve months and, accordingly, has classified this portion of borrowings as long-term at June 30, 1997.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated cash needs including planned capital expenditures which are expected to be approximately $70.0 million in 1997.

The Company has recognized net deferred tax assets aggregating $72.5 million at June 30, 1997 and $61.9 million at December 31, 1996. The assets relate principally to the establishment of inventory and product related reserves, the acquisition of NeoCardia, the acquisition of certain intangible assets, and charges associated with the 1993 restructuring. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.


                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings.

     In March 1995, Sam F. Liprie filed suit against Omnitron International, Inc. and Neocardia LLC. in the 215th District
Court of Harris County, Texas. In the Complaint, Mr. Liprie, a former employee of Omnitron, alleges that he has exclusive rights to certain technology developed at Omnitron relating to the treatment of restenosis with radiation. In March 1997, U.S. Surgical Corporation was joined in the lawsuit and has also claimed it has exclusive rights to this technology through Mr. Liprie. The Company acquired certain assets from Omnitron/Neocardia on May 7, 1997. The exclusive right to use certain of these assets is the subject of this litigation. On July 3, 1997, Guidant and its subsidiary, ACS Delaware Corporation, were joined in the litigation. The lawsuit seeks monetary damages and injunctive relief.

     On June 6, 1997, C.R. Bard, Inc. filed suit against the Company and its subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), in the U. S. District Court, District of Delaware. The Complaint alleges that certain unspecified ACS dilatation catheters infringe two patents owned by Bard. Bard is seeking monetary and injunctive relief.

     On June 10, 1997, SciMed Life Systems, Inc. filed suit against ACS in the San Jose Division of the Northern District
Court of California. The Complaint alleges that the ACS RX COMET coronary dilatation catheter infringes a patent owned by SciMed.
The lawsuit seeks monetary and injunctive relief. Previously, on May 1, 1997, SciMed formally requested an arbitration as to whether the ACS RX COMET coronary dilatation catheter is covered under a covenant-not-to-sue in a previous settlement agreement entered into between ACS and SciMed. ACS has requested the Court to stay or dismiss the litigation pending outcome of the arbitration.

See also Note 7 - Contingencies in Notes to Consolidated
Financial Statements.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Company's Annual Meeting of Shareholders was held on May 19, 1997.

     (b) At the meeting, the following directors were re-elected to three year terms:

                       J.M. Cornelius
                       M. Novitch
                       E.L. Step

In addition, the following directors continue in office for terms ending in the year indicated:

                       M.A. Cox - 1998
                       R.W. Dollens - 1998
                       E.C. Falla - 1998
                       J.B. King - 1999
                       S.B. King - 1999
                       J.K. Moore - 1999
                       R.E. Wager - 1999

     (c)  The following matters were voted on at the meeting:

     Election of Directors:

          Name                   For          Withheld
          ----                   ---          --------
          J.M. Cornelius      66,914,867      1,335,004
          M. Novitch          66,911,166      1,338,705
          E.L. Step           66,901,397      1,348,474


     Ratification of appointment of Ernst & Young LLP as
Independent Auditors:

             For         Against        Abstain        No Vote
             ---         -------        -------        -------
          68,093,582     61,164         95,125           0



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are filed as exhibits to this Report:

               11.1  Statement of Computation of Per-Share Earnings
               27.1  Financial Data Schedule
               99.1  Factors Possibly Affecting Future Operating Results.

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


                                   GUIDANT CORPORATION
                                   -------------------
                                   (Registrant)


Date:  July 31, 1997                 /s/Keith E. Brauer
                                   ------------------------------
                                   Keith E. Brauer
                                   Vice President, Finance and
                                   Chief Financial Officer


Date:  July 31, 1997                /s/Roger Marchetti
                                   ------------------------------
                                   Roger Marchetti
                                   Corporate Controller and
                                   Chief Accounting Officer



                            Exhibit List

     11.1  Statement of Computation of Per-Share Earnings
     27.1  Financial Data Schedule
     99.1  Factors Possibly Affecting Future Operating Results