Form 10-Q
period 1997-09-30
GUIDANT CORP
filed 1997-11-04
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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


Yes   X       No
    -----        ------


The number of shares of common stock outstanding as of October 28, 1997:

               Class                Number of Shares Outstanding
               -----                ----------------------------
               Common
                                             148,134,251



                                      PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GUIDANT CORPORATION and Subsidiaries
                            Consolidated Statements of Income
                          (In millions, except per-share data)
                                      (unaudited)

                                    Three Months Ended    Nine Months Ended
                                       September 30         September 30,
                                    ------------------    -----------------
                                      1997      1996      1997       1996
                                      ----      ----      ----       ----

Net sales                            $283.3    $260.1    $829.8     $777.7

Cost of sales                          69.5      69.1     207.7      246.1
                                      -----     -----     -----      -----

    Gross profit                      213.8     191.0     622.1      531.6

Research and development               45.2      37.6     129.9      110.6
Purchased research and development       -         -       57.4        -
Sales, marketing and administrative    92.0      78.7      65.4      238.4
                                      -----     -----     -----      -----

                                      137.2     116.3     452.7      349.0
                                      -----     -----     -----      -----

   Income from operations              76.6      74.7     169.4      182.6

Other income (expenses):
   Interest-net                        (5.0)     (5.8)    (15.2)     (19.7)
   Royalties--net                       3.3       3.3      12.7        5.7
   Amortization                        (3.8)     (4.2)    (11.7)     (16.5)
   Other--net                          (0.9)     (0.1)     (2.8)      (3.6)
   Impairment charges                    -         -         -       (66.9)
                                       -----     -----     -----     -----
                                       (6.4)     (6.8)    (17.0)    (101.0)
                                       -----     -----     -----     -----

Income before income taxes             70.2      67.9     152.4       81.6

Income taxes                           23.8      26.7      53.8       58.1
                                      -----     -----     -----      -----

Net income                            $46.4     $41.2     $98.6      $23.5
                                      =====     =====     =====      =====


Earnings per share                     $0.32     $0.29     $0.68      $0.16
                                      ======    ======    =======    ======


Weighted average shares outstanding   144.63    144.26    144.52     144.11

Dividends paid per share               $0.0125   $0.0125   $0.0375    $0.0375
                                      ========   ========= =======   ========



See notes to consolidated financial statements.




                     GUIDANT CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                              (Dollars in millions)


                                             September 30,     December 31,
                                                  1997             1996
                                             -------------     -----------
                                              (unaudited)

Assets

Current Assets
Cash and cash equivalents                          $5.8            $1.5

Accounts receivable, net of allowances
   of $7.5(1997) and $7.3(1996)                   258.6           212.4

Other receivables                                  10.4            17.5

Inventories                                       116.6           102.8

Deferred income taxes                              59.3            62.1

Prepaid expenses                                   23.4            22.6
                                                  -----           -----

   Total Current Assets                           474.1           418.9


Other Assets
Goodwill, net of allowances
   of 91.7(1997) and $82.1(1996)                  184.3           197.3

Other intangible assets, net of allowances
   of $10.9(1997) and $8.8 (1996)                   7.1             9.1

Investments                                        56.8            41.3

Sundry                                             26.4            16.3

Deferred income taxes                              10.8              -

Property and equipment                            574.4           531.6

Less accumulated depreciation                    (242.4)         (210.6)
                                                  -----           -----

Property and equipment, net                       332.0           321.0
                                                  -----           -----

                                               $1,091.5        $1,003.9
                                                =======         =======


See notes to consolidated financial statements.





                      GUIDANT CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                               (Dollars in millions)

                                                  September 30,    December 31,
                                                      1997              1996
                                                  -------------    ------------
                                                   (unaudited)

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable                                           $41.9       $21.9

Employee compensation                                       56.9        77.5

Restructuring liabilities                                    6.1         8.8

Income taxes payable                                         3.0         2.6

Other liabilities                                           91.2        67.2

Short-term borrowings                                      159.6       130.0
                                                           -----       -----

   Total Current Liabilities                               358.7       308.0

Noncurrent Liabilities
Long-term debt                                             187.5       233.5

Other                                                       11.6        14.2
                                                           -----       -----
                                                           199.1       247.7

Commitments and contingencies                                --          --

Shareholders' Equity
Common stock-no par value:
   Authorized shares: 250,000,000
   Issued and outstanding shares:  144,609,000 (1997)      192.5       192.5
                                   144,308,000 (1996)

Additional paid-in capital                                 157.9       150.5

Retained earnings                                          255.1       162.0

Cumulative currency translation adjustments                (29.1)      (11.7)

Deferred cost, ESOP                                        (46.3)      (51.2)

Unrealized gain on investments, net                         10.7         9.4

Treasury stock, at cost:
     Shares: 106,542 (1997)
              66,763 (1996)                                 (7.1)       (3.3)
                                                            -----       -----
                                                           533.7       448.2
                                                           ------      ------

                                                        $1,091.5    $1,003.9
                                                         =======    ========



                     GUIDANT CORPORATION and Subsidiaries
                     Consolidated Statements of Cash Flow
                               (In millions)

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                        1997        1996
                                                        ----        ----
                                                           (unaudited)

Cash Provided by Operating Activities:
   Net income                                          $98.6       $23.5

Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
   Depreciation                                         37.4        32.6
   Amortization of goodwill and other intangibles       12.0        16.5
   Provision for inventory and related losses            4.3        40.2
   Impairment charges                                     -         66.9
   Other noncash expenses                               18.7         1.2
                                                        ----        ----
                                                       171.0       180.9

Changes in Operating Assets and Liabilities:
   Receivables, increase                               (49.1)      (23.0)
   Inventories, increase                               (23.4)       (8.6)
   Prepaid expenses, increase                           (1.5)       (6.8)
   Accounts payable and accrued
    liabilities, increase (decrease)                    11.9       (16.8)
   Income taxes payable, increase (decrease)             1.0       (20.5)
   Other liabilities, increase (decrease)                4.6        (0.4)
                                                        ----        ----

Net Cash Provided by Operating Activities              114.5       104.8

Investing Activities:
   Additions of property and equipment, net            (51.9)      (42.1)
  (Additions) reductions of other assets, net          (23.6)        3.9
                                                        ----        ----

Net Cash Used for Investing Activities                 (75.5)      (38.2)

Financing Activities:
   Decrease in borrowings, net                         (15.5)      (58.1)
   Dividends                                            (5.5)       (5.4)
   Purchases of common stock and other capital
     Transactions                                      (13.2)         -
                                                        ----        -----

Net Cash Used for Financing Activities                 (34.2)      (63.5)

Effect of Exchange Rate Changes on Cash                 (0.5)        0.6
                                                        -----       -----

Net Increase in Cash and Cash Equivalents                4.3         3.7

Cash and Cash Equivalents at Beginning of Period         1.5         3.4
                                                        ----        ----

Cash and Cash Equivalents at End of Period              $5.8        $7.1
                                                        ====        ====



See notes to consolidated financial statements.




                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements
                               (In millions)
                                (unaudited)

NOTE 1 - General Information

Guidant Corporation (Guidant or the Company) is a multinational company that designs, develops, manufactures, and markets a broad range of medical devices for use in: (i)cardiac rhythm management; (ii) vascular intervention; and (iii) minimally invasive systems. Guidant is a global company with principal operations in the United States, Western Europe and Japan. The Company generally markets its products through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.


NOTE 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods shown.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1996.



NOTE 3 - Inventories

Inventories consisted of the following:

                                  September 30,    December 31,
                                       1997            1996
                                  --------------   ------------

     Finished products                60.4             $48.4
     Work in process                  31.1              28.8
     Raw materials and supplies       25.1              25.6
                                     -----             -----
                                    $116.6            $102.8
                                    ======            ======


NOTE 4 - Acquisition

In May 1997, the Company acquired the assets of NeoCardia, LLC (Neocardia), a privately held development-stage company in Houston, Texas for $57.4 million. Under the acquisition agreement, the Company could pay as much as $77.0 million in cash, plus subsequent additional bonus and royalty payments contingent upon achieving certain product development and sales goals.




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

This acquisition was accounted for by the purchase method. In conjunction with the acquisition, the Company recorded a pre-tax charge of $57.4 million relating to the appraised value of the in-process research and development that must be expensed under generally accepted accounting principles. Substantially all of the possible additional acquisition cost, when determined, will also be treated as purchased research and development. The pro operating results from this acquisition did not have a material forma impact on the Company's operations. (See Note 9 - Subsequent Event)



NOTE 5 - Earnings Per Share

Earnings per share of common stock has been computed by dividing net income by the weighted average common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Under Statement No. 128, which is required to be adopted on December 31, 1997, the disclosure of fully diluted earnings per share will be mandatory in the consolidated financial statements. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of the new requirements for calculating earnings per share is not material for the three and nine months periods ended September 30, 1997 and 1996.


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




                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements
                              (In millions)
                               (unaudited)


NOTE 7 - Stock Split

On August 18, 1997, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to shareholders of record at the close of business September 2, 1997. Distribution of the additional shares resulting from the stock split occurred on September 16, 1997. The stock split resulted in the issuance of approximately
74.1 million additional shares. Treasury shares held by the Company were not split. All references in the accompanying consolidated financial statements to common shares and per-share amounts for the current and prior periods have been restated to reflect the stock split.



NOTE 8 - Contingencies

The Company is a party to various legal actions which have occurred in the normal course of business. In May 1995, Intermedics, Inc., a division of Sulzermedica USA, Inc., filed suit against the Company alleging patent infringement related to certain of the Company's defibrillator and pacemaker models. Intermedics is seeking injunctive and monetary relief of an unspecified amount.

The Company has also been named as a defendant in an action brought in 1995 by Boston Scientific Corporation and its subsidiary, SCIMED Life Systems, Inc. The lawsuit alleges violation of federal and state antitrust laws, as well as state unfair competition and abuse of process laws. Boston Scientific and SCIMED allege that the violations are based on the misuse of the United States patent laws as a result of agreements concerning certain rapid exchange catheter patents. The lawsuit seeks injunctive relief, unspecified monetary damages and a declaration that certain patents are unenforceable.

On May 3, 1996, Pacesetter, Inc. filed suit against the Company in the United States District Court for the District of Delaware. The lawsuit was subsequently transferred to the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain patents related to the Company's VIGOR pacemaker and programmers. The initial complaint also asserted, in conjunction with Angeion Corporation, certain patents of Angeion which, at that time, were licensed to Pacesetter. In July, 1997, the portion of the lawsuit dealing with the Angeion patents was separated into a separate lawsuit with Angeion as the sole plaintiff. In this lawsuit, Angeion is asserting infringement of certain of its patents by the VENTAK MINI and VENTAK MINI II family of devices. Both lawsuits seek injunctive relief, unspecified monetary damages and an award of attorneys' fees.




                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements
                              (In millions)
                               (unaudited)

NOTE 8 - Contingencies (continued)

On June 6, 1997, C.R. Bard, Inc. (Bard) filed suit against the
Company in the United States District Court, District of
Delaware. The complaint alleges that certain unspecified dilatation catheters infringe two patents owned by Bard. Bard is seeking monetary and injunctive relief.

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson and Johnson filed suit against the Company in the District Court for the District of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. A hearing on the motion for a preliminary injunction has been scheduled for January 5, 1998. In the lawsuit, Cordis is seeking injunctive relief and unspecified monetary damages.

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



NOTE 9 - Subsequent Event

On October 6, 1997, the Company announced that it had entered into a definitive agreement to acquire EndoVascular Technologies, Inc. (EVT). EVT is currently developing devices for minimally invasive repair of abdominal aortic aneurysms. Pursuant to the terms of the agreement, each outstanding share of EVT common stock will be exchanged for shares of Guidant common stock valued at $20 per EVT share, subject to possible adjustment pursuant to a collar arrangement. The transaction is also subject to certain conditions, including approval by the EVT shareholders and Hart-Scott-Rodino anti-trust clearance. The transaction, valued at approximately $171.0 million, is expected to qualify as a tax-free reorganization and is expected to be accounted for as a pooling of interests. Accordingly, the Company's financial statements will be restated, for all periods presented, to include the results of EVT, which are not material. The transaction is expected to be consummated in the first quarter of 1998.





Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


Guidant Corporation (Guidant or the Company), an Indiana corporation, is a multinational company that designs, develops, manufactures and markets a broad range of products for use in:
(i) cardiac rhythm management (CRM), (ii) vascular intervention
(VI), and (iii) other forms of minimally invasive systems (MIS). In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator (AICD) systems. The Company also designs, manufactures, and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular arrhythmias. In VI, the Company is a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. In addition, the Company develops, manufactures, and markets products for use in MIS procedures with products focusing on laparoscopic market opportunities in both general and cardiovascular surgeries.

Guidant's business strategy is to design, develop, manufacture and market innovative, high quality therapeutic products principally for use in treating cardiovascular and vascular diseases and performing minimally invasive surgical procedures, resulting in improved quality of patient care and reduced treatment costs. Cardiovascular disease is the leading cause of death in the United States. In implementing this strategy, the Company focuses on the following three areas, which it believes are critical to its future success: (i) global product innovation, (ii) economic partnership with customers worldwide and (iii) organizational excellence.

The Company was formed after Eli Lilly and Company (Lilly) transferred its ownership interests in several businesses in its Medical Devices and Diagnostics Division to Guidant. The Company consummated an initial public offering (IPO) of its common stock in December 1994. Lilly, whose beneficial ownership was reduced to approximately 80% after the IPO, disposed of its remaining ownership interest in September 1995 by means of a tax-free split-off, an exchange offer pursuant to which Lilly shareholders were given the opportunity to exchange their Lilly common stock for Guidant's common stock. The consummation of this exchange offer resulted in Lilly distributing all of its Guidant common stock to Lilly shareholders.


The following tables are summaries of the Company's net sales and major costs and expenses:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                        1997       1996      1997        1996
                                        ----       ----      ----        ----
                                                (Dollars in millions)
                                                    (unaudited)

Net sales:
  Cardiac rhythm management            $172.9     $144.7    $486.3     $422.7
  Vascular intervention                  95.8      104.7     297.7      320.7
  Minimally invasive systems             14.6       10.7      45.8       34.3
                                       ------     ------    ------     ------
            Total net sales            $283.3     $260.1    $829.8     $777.7

Cost of sales                            69.5       69.1     207.7      246.1(2)
                                       ------     ------    ------     ------

            Gross profit                213.8      191.0     622.1      531.6

Research and development                 45.2       37.6     129.9      110.6

Purchased research and development(1)      -          -       57.4         -

Sales, marketing and administrative      92.0       78.7     265.4      238.4
                                       ------     ------    ------     ------

  Income from operations                $76.6      $74.7    $169.4     $182.6
                                       ======     ======    ======     ======


                                               As a Percent of Net Sales
                                      ----------------------------------------
                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      ------------------    ------------------
                                         1997      1996       1997       1996
                                         ----      ----       ----       ----

Net sales:
  Cardiac rhythm management              61.0%      55.6%     58.6%      54.4%
  Vascular intervention                  33.8       40.3      35.9       41.2
  Minimally invasive systems              5.2        4.1       5.5        4.4
                                       ------     ------    ------     ------

            Total net sales             100.0%     100.0%    100.0%     100.0%

Cost of sales                            24.5       26.6      25.0       31.6(2)
                                       ------     ------     -----     ------

            Gross profit                 75.5       73.4      75.0       68.4

Research and development                 16.0       14.4      15.7       14.2

Purchased research and development(1)      -          -        6.9         -

Sales, marketing and administrative      32.5       30.3      32.0       30.7
                                        -----      -----     -----      -----

  Income from operations                 27.0%      28.7%    $20.4%      23.5%
                                        ======     ======    ======     ======


(1)In conjunction with the asset acquisition of NeoCardia, LLC, the initial purchase price of $57.4 million represented the appraised value of in-process research and development which must be expensed under generally accepted accounting principles for purchase accounting.

(2)Includes the impact of $28.8 million in special noncash obsolescence charges taken in 1996 on CRM products and programmers.



Operating Results -- Three and Nine Months Ended September 30, 1997

The Company had worldwide net sales of $283.3 million for the three months ended September 30, 1997, reflecting an increase of $23.2 million or 9% over the same period in 1996. Growth in unit volume of 21% increased net sales, while lower net sale prices, including the effect of changes in product mix, and fluctuations in foreign currency exchange rates decreased net sales 7% and 5%, respectively.

The Company had worldwide net sales of $829.8 million for the nine months ended September 30, 1997, an increase of $52.1 million or 7% over the nine months ended September 30, 1996. Growth in unit volume of 18% was offset by net sales price decreases of 7%, which also includes changes in product mix, and unfavorable fluctuations in foreign currency exchange rates of 4% during this period.

Net sales of CRM products grew $28.2 million or 19.5% for the three months ended September 30, 1997 as compared to the same period in 1996. CRM net sales grew $63.6 million or 15.0% for the nine months ended September 30, 1997 over the comparable period in 1996. The Company experienced record sales during the quarter in AICD systems. Sales growth was led by the VENTAK AV, market released in the United States in July 1997 and in Europe in November 1996; strong worldwide sales of the VENTAK MINI II advanced, tiered-therapy AICD, released in the United States in July 1996; the VENTAK MINI HC released in the United States in May 1996 and, to a lesser degree, the VENTAK AV II DR which was recently market released in Europe. The VENTAK AV II DR is the world's first implantable defibrillator system to incorporate dual-chamber adaptive-rate pacing capability. This device's exclusive Atrial View feature allows it to distinguish ventricular rhythms that are life threatening from less dangerous atrial arrhythmias. The Company's adaptive-rate pacemaker products also contributed to sales growth during the period. Sales of pacemaker systems in the United States during the third quarter of 1997 increased 12.5% from the same period in 1996 led by VIGOR DR and VIGOR SR.

Management believes that sales growth in AICDs is partially driven by the recent studies which demonstrate the relative superiority of implantable defibrillators to drug therapy. In December 1996, the New England Journal of Medicine published the findings of the Multicenter Automatic Defibrillator Implantation Trial (MADIT). This study, the first large, randomized, clinical trial comparing AICDs with conventional antiarrhythmic drug therapy, was terminated early because of the significant improvement in survival rates of patients with AICDs. Currently, the Company is the only AICD manufacturer to have United States Food and Drug Administration (FDA) approval to expand its product labeling to cover patients identified by MADIT. In addition, the National Institute of Health halted the Antiarrhythmic vs. Implantable Defibrillators (AVID) study in April 1997, also citing significantly increased patient survival with implantable defibrillators over conventional drug therapy.

Net sales of VI products for the three months ended September 30, 1997 decreased $8.9 million or 8.5% from the same period in 1996. For the nine months ended September 30, 1997, VI net sales decreased $23.0 million or 7.2% from 1996. The Company experienced sales volume growth in rapid exchange coronary dilatation catheters, primarily the high-pressure ACS RX ROCKET recently released in international markets, the ACS RX COMET, released in international markets in June 1996 and in the United States in November 1996; and the ACS RX MULTI-LINK Coronary Stent System (rapid exchange stent delivery), launched in Europe and other international markets in April 1996. This unit sales growth was offset by sales declines in perfusion coronary dilatation catheters, atherectomy catheters, guide wires and, in international markets, over-the-wire coronary dilatation catheters; and lower net average selling prices of most coronary dilatation catheters in the United States and Europe. These lower net average selling prices include the impact of product mix changes due to sales growth in rapid exchange catheters which have a lower average selling price than perfusion catheters. The Company believes that, in addition to this shift in product mix, net average selling prices in the market may continue to decline.

On October 2, 1997 the Company announced that the ACS MULTI-LINK
Coronary Stent System has been approved by the FDA for marketing in the United States. This device is marketed on a rapid exchange platform. Management believes the ACS MULTI-LINK
Coronary Stent System will have a positive impact on sales growth for the fourth quarter of 1997.

Net sales of MIS products for the three months ended September 30, 1997 were $14.6 million, an increase of $3.9 million or 36.4% over the same period in the previous year. MIS net sales for the nine months ended September 30, 1997 were $45.8 million, an increase of 33.5% over the comparable period in 1996. MIS sales growth occurred in both United States and international markets and was primarily driven by the ORIGIN TACKER endoscopic fixation device; custom configurations which incorporate this device along with other MIS products; and, to some degree, the VASOVIEW Balloon Dissection system market released in September 1996.

The Company's United States net sales increased 14.4% to $180.9 million and international net sales held relatively steady at $102.4 million for the three months ended September 30, 1997 as compared to the same period in 1996. United States net sales growth was primarily due to sales of the VENTAK AV, VENTAK MINI II, VENTAK MINI, VENTAK MINI HC, ACS RX COMET, VIGOR DR, VIGOR SR, and ORIGIN TACKER and related custom configurations. International net sales growth was primarily driven by the ACS RX MULTI-LINK Coronary Stent System, VENTAK AV, VENTAK MINI II, VENTAK MINI HC, and VENTAK AV DR. Sales of the ACS RX COMET in Europe and Japan, and ACS RX ROCKET in Europe also contributed to the international sales growth. The unfavorable foreign currency exchange rate impact, due to the strengthening United States dollar, reduced net sales by $12.0 million and $29.3 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This negative impact on gross profit was partially offset by foreign exchange gains, which were recorded in cost of sales, relating to the Company's hedging activities established for this purpose.

Cost of sales increased 1% to $69.5 million for the three months ended September 30, 1997, and represented 24.5% of net sales versus 26.6% for the same period in 1996. This reduction in 1997 cost of sales as a percentage of net sales was due to: (i) gains of $5.3 million realized on the foreign exchange hedges referred to above; (ii) increased manufacturing volume; and (iii) enhanced manufacturing efficiencies, particularly in CRM. Cost of sales for the nine months ended September 30, 1997 was $207.7 million or 25.0% of net sales. For the nine months ended September 30, 1996, cost of sales without the effect of special noncash
obsolescence charges of $28.8 million   would have been $217.3
million or 27.9% of net sales. The factors accounting for this reduction in cost of sales as a percentage of net sales during the nine months ended September 30, 1997 are similar to those listed above. Management believes cost of sales as a percentage of net sales will remain stable from the current level.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Research and development expenses of $45.2 million for the three months ended September 30, 1997 increased $7.6 million or 20.2% compared to the same period in 1996.
These expenses represented 16.0% and 14.4% of net sales for the three months ended September 30, 1997 and 1996, respectively.
For the nine months ended September 30, 1997, research and development expenses, excluding the purchased research and development charge of $57.4 million taken in the second quarter pursuant to the asset of acquisition of NeoCardia, LLC, increased $19.3 million or 17.5% and increased as a percentage of net sales to 15.7% from 14.2% during the same period last year. Increased research and development spending resulted primarily from: (i) new product development costs related to the development of future generations of AICD and pacemaker products;
(ii) the development of radiation therapy devices for coronary restenosis; (iii) the development of stent technology for other parts of the vascular anatomy such as carotid arteries, (iv) the clinical evaluation of implantable device systems for the treatment of congestive heart failure; and (v) cardiovascular product development in MIS.

Sales, marketing and administrative expenses grew $13.3 million or 16.9% for the three months ended September 30, 1997 compared to the same period in 1996. For the nine months ended September 30, 1997, sales, marketing and administrative expenses increased 11.3% in comparison to the same period the prior year. Variable CRM selling expenses associated with the growth in sales due to products such as the VENTAK AV and VENTAK MINI family of AICDs, increased legal costs associated with the defense of various litigation, and increased investment in the United States field-sales force were among the primary reasons for this increased spending. In addition, expenses incurred in preparation for the October 1997 launch of the ACS MULTI-LINK Coronary Stent System in the United States also contributed to the increase in sales, marketing and administrative expenses.

Income from operations for the three months ended September 30, 1997, and 1996 were $76.6 million and $74.7 million, respectively. During the period, net sales growth combined with lower manufacturing costs were partially offset by increased research and development, and sales, marketing and administrative spending, resulting in a 2.5% growth in income from operations.

For the three months ended September 30, 1997, the Company had net other expenses of $6.4 million compared to $6.8 million for the same period in the prior year. The Company had net other expenses of $17.0 million and $101.0 million for the nine months ended September 30, 1997 and 1996, respectively. Included in net other expenses for the nine months ended September 30, 1996 are noncash impairment charges of $66.9 million taken by the Company against its atherectomy-related goodwill and other intangible assets. Without the effect of this special charge, net other expenses would have been $34.1 million for this period. The decrease in net other expenses during both periods was primarily due to: (i) lower interest expenses due to the decline in average outstanding borrowings and lower interest rates during the period; (ii) decreased net royalty expenses on certain vascular intervention technology patents; and (iii) reduced amortization expense resulting from the lower intangible assets following the aforementioned impairment charges taken in 1996.

The third quarter of 1997 benefited from the Company's reduction of its effective income tax rate for the year from 36.5% to 35.3%. Without considering the effect of the special charges in 1996, the effective income tax rate for the three and nine months ended September 30, 1996, respectively, was 39.3%. This decline in the effective income tax rate was primarily due to: (i) reduced state income taxes; (ii) increased income tax benefits in certain international locations; (iii) increased research and development income tax credits; and (iv) the reduced impact of nondeductible expenses.

Net income for the three months ended September 30, 1997 was $46.4 million, and earnings per share were $0.32. For the nine months ended September 30, 1997 and 1996, the Company had net income of $98.6 million and $23.5 million, respectively. Without a third quarter $0.7 million adjust of income tax benefits applicable to the purchased research and development charge recorded in the second quarter, net income would have been a record $47.1 million and earnings per share would have been $0.33 for the three months ended September 30, 1997, a 14.3% increase from the same period last year. Excluding special charges in both 1997 and 1996, net income would have been $135.7 million and $107.6 million, and earnings per share would have been $0.94 and $0.75 for the nine months ended September 30, 1997, and September 30, 1996, respectively. Growth in income from operations along with a decline in net other expenses and a lower effective income tax rate accounted for this increase in adjusted net income.


Liquidity and Financial Condition

The Company generated cash flows which were more than sufficient to fund operations. For the nine months ended September 30, 1997, net cash provided by operating activities was $114.5 million compared to $104.8 million for the same period in 1996. This increase in cash provided by operating activities was primarily due to growth in net income during the period and the final income tax payments in 1996 under a tax-sharing agreement with Lilly. Working capital was $115.4 million at September 30, 1997, a $4.5 million increase from the prior year end level. The current ratio at September 30, 1997 was 1.3:1 compared to 1.4:1 at December 31, 1996. The Company expects to generate sufficient cash to fund future working capital needs.

Net cash used for investing activities totaled $75.5 million for the nine months ended September 30, 1997, compared to $38.2 million for the same period in 1996. This increase was due to increases in other assets, primarily the extension of a line of credit to another medical device company. The most significant use of cash for investing activities related to net additions of property and equipment of $51.9 million.

Net cash used for financing activities totaled $34.2 million for the nine months ended September 30, 1997. During the comparable period in the prior year, the Company used $63.5 million for financing activities. This reduction in cash used for financing activities was primarily due to the decreased paydown of debt and repurchases of common stock.

At September 30, 1997, the Company had outstanding borrowings of $347.1 million through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 5.86%. The commercial paper borrowings are supported by a credit facility that permits borrowings up to $600.0 million through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest. The Company expects that a minimum of approximately $187.5 million of borrowings will remain outstanding through the next twelve months and, accordingly, has classified this portion of borrowings as long-term at September 30, 1997.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated cash needs including capital expenditures which are expected to be approximately $70.0 million in 1997.

During the third quarter, the Company's Board of Directors declared a two-for-one stock split which was effected in the form of a 100% stock dividend. The stock split resulted in the issuance of approximately 74.1 million additional common shares.

The Company has recognized net deferred tax assets aggregating $70.1 million at September 30, 1997 and $61.9 million at December 31, 1996. The assets relate principally to the establishment of inventory and product-related reserves, the acquisition of NeoCardia, and the acquisitions of certain intangible assets. In view of the consistent profitability of its past operations, the Company believes that all these assets will be recovered and that no significant additional valuation allowances are necessary.




                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings.

     On August 26, 1997, Johnson & Johnson, Inc. ("J&J") and Expandable Grafts Partnership ("EGP") filed suit against the Company's subsidiary, Guidant Canada Corporation ("Guidant Canada"), in the Federal District Court of Canada alleging that the sale of the ACS MULTI-LINK Coronary Stent in Canada by Guidant Canada infringes certain Canadian patents of J&J and EGP. J&J and EGP are seeking relief including an injunction and unspecified damages.

     On September 24, 1997, General Surgical Innovations, Inc.
("GSI") filed suit against the Company's subsidiary, Origin
Medsystems, Inc. ("Origin") in the Northern District of
California alleging that Origin's VASOVIEW Balloon Dissection
System infringes a patent owned by GSI. GSI is seeking injunctive relief and unspecified monetary damages.

     On October 3, 1997, Cordis Corporation ("Cordis"), a subsidiary of J&J filed suit against the Company and its subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), in the District Court for the District of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent by ACS infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent ACS from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. A hearing on the motion for a preliminary injunction has been scheduled for January 5, 1998.
In the lawsuit, Cordis is seeking injunctive relief and unspecified monetary damages.


See also Note 8 - Contingencies, in Notes to Consolidated
Financial Statements, and Note 7 - Contingencies, in the
Company's quarterly report filed on Form 10-Q for the quarterly period ended June 30, 1997.


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


                              GUIDANT CORPORATION
                              (Registrant)




Date:  November 4, 1997         /s/Keith E. Brauer
                              -----------------------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer






Date:  November 4, 1997         /s/Roger Marchetti
                              ------------------------------------
                              Roger Marchetti
                              Corporate Controller and
                              Chief Accounting Officer





                          Exhibit List

     11.1  Statement of Computation of Per-Share Earnings
     27.1  Financial Data Schedule
     99.1  Factors Possibly Affecting Future Operating Results