Form 10-K
period 1997-12-31
GUIDANT CORP
filed 1998-03-17
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

                    Commission File Number 1-13388
-------------------------------------------------------------------------------

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED
           -------------------                  ----------------------
           Common Stock                         New York Stock Exchange
                                                Pacific Exchange, Inc.

           Preferred Stock Purchase Rights      New York Stock Exchange
                                                Pacific Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
               Yes   X        No
                   -----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock of the registrant held by non-affiliates as of March 2, 1998 (Common Stock) was approximately $10.7 billion.


The number of shares of Common Stock outstanding as of March 2, 1998:

             CLASS                 NUMBER OF SHARES OUTSTANDING
             Common                       150,835,789


Portions of the following documents have been incorporated by reference into this report:

       DOCUMENT                                   PARTS INTO WHICH INCORPORATED

Registrant's Annual Report to Shareholders        Parts I, II and IV
for fiscal year ended December 31, 1997

Registrant's Proxy Statement for the Annual       Part III
Meeting of Shareholders to be held May 18, 1998




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

     The Company is a multinational company that designs, develops, manufactures and markets a broad range of products for use in cardiac rhythm management ("CRM"), vascular intervention ("VI"), and cardiac and vascular surgery ("CVS"). In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator ("AICD") systems used in the detection and treatment of abnormally fast heart rhythms. The Company also designs, manufactures and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular arrhythmias. In VI, the Company is a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. During the fourth quarter of 1997, the Company's Minimally Invasive Systems Group was renamed the Cardiac & Vascular Surgery Group to reflect management's strategic redirection of this business. The Company's net sales for the year ended December 31, 1997 were $1,328.2 million.

     The Company's business strategy is to design, develop, manufacture and market innovative, high quality therapeutic products principally for use in treating cardiovascular disease, resulting in improved quality of patient care and reduced treatment costs. Cardiovascular disease is the leading cause of death in the United States. In implementing this strategy, the Company focuses on the following three areas, which the Company believes are critical to its future success: (1) global product innovation, (2) economic partnership with customers worldwide, and
(3) organizational excellence.

     The Company continues to pursue a strategy that includes the potential acquisition of businesses in the medical device industry. The Company plans to acquire technologies that are complementary to its existing technology base, products that serve the Company's existing customer base and businesses that expand its geographical presence. However, there can be no assurance that any acquisition will be consummated or, if consummated, as to the timing and terms of any transaction.

--------------
*The terms, "Company," "Guidant," and "Registrant" are used interchangeably herein to refer to Guidant Corporation or to Guidant Corporation and its consolidated subsidiaries, as the context requires.

                      Cardiac Rhythm Management

     In the CRM market, implantable device systems are used to detect and treat abnormally fast, abnormally slow or irregular heart rhythms or arrhythmias. The Company's CRM product line is organized into two major product categories. The tachycardia ("Tachy") product category includes AICDs, endocardial defibrillation leads, programmers and accessories used primarily in the treatment of abnormally fast arrhythmias. The bradycardia ("Brady") product category includes pacemaker pulse generators, endocardial pacing leads, programmers and accessories used primarily in the treatment of slow or irregular arrhythmias. Customers for Brady products include electrophysiologists, implanting cardiologists and cardiovascular surgeons. Customers for Tachy products are primarily electrophysiologists. Sales of the Company's CRM products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1997, 1996 and 1995, were 50%, 55% and 49%, respectively.


Tachycardia ("Tachy")

     AICD systems, or Tachy products, are used to detect and treat potentially fatal, abnormally fast heart rhythms by delivering electrical energy to the heart and, in so doing, restoring the heart's normal rhythm. Tachyarrhythmias often result from the presence of abnormal cardiac tissue. This tissue interferes with the normal electrical activity of the heart.

     The Company's tachy products offer multiple therapeutic options (tiered- therapy). Tiered-therapy devices use a staged process for treating multiple arrhythmias by first providing lower intensity pacing pulses, or antitachycardia pacing, to the patient in an attempt to correct the abnormal rhythm. If antitachycardia pacing is unsuccessful or if the arrhythmia requires more aggressive therapy, then the device can progress to low or high energy shocks.


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


                        Vascular Intervention

     The Company offers its customers a wide range of VI products, including stent systems, coronary dilatation catheters, guide wires, atherectomy catheters, guiding catheters and related accessories. Customers for VI products are primarily interventional cardiologists. Sales of VI products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1997, 1996 and 1995 were 45%, 40% and 48%, respectively.

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

     The major clinical challenge to PTCA is clinical restenosis, the renarrowing of the blood vessel at the site of the initial treatment generally requiring another intervention within six months of the initial procedure. A number of other technologies have evolved to
reduce the occurrence of this condition,   often in combination with
a coronary dilatation catheter, including stenting, atherectomy and ablation. Like coronary dilatation catheters, coronary stents, atherectomy catheters and ablation catheters are delivered through a guiding catheter and over a guide wire.

     Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at the blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides a "mechanical" way of keeping the artery open. In October 1997, the Company received approval to market the ACS RX MULTI-LINK Coronary Stent System in the United States.

     Atherectomy is the excision and removal of blockages by catheters with miniature cutting systems. Ablation is the mechanical or laser reduction of blockages without the removal of the tissue.

     In May 1997, the Company acquired the assets of Neocardia, LLC. ("Neocardia"), a privately held development-stage company for an initial price of $57.4 million. Under the acquisition agreement, the Company could pay a total amount of as much as $77.0 million in cash, plus subsequent additional bonus and royalty payments contingent upon achieving certain product development and sales goals. Neocardia, which currently does not have any products available for commercial sale, has pioneered the use of radiation therapy to reduce the occurrence of restenosis. The Company has recently commenced clinical studies in this area. However, no assurance can be given that the Company will obtain the regulatory approvals necessary for commercial marketing.


                    Cardiac and Vascular Surgery

     The Company is involved in the development and marketing of innovative surgical devices and systems which alter the surgeon's approach to surgical procedures and may provide improved clinical benefit, reduced procedure time and better patient outcomes. In May 1996, the Company announced that the strategic focus for its minimally invasive surgery business would be on cardiovascular applications and, in December 1997, the business group was renamed the Cardiac & Vascular Surgery Group. The primary customers for the Company's CVS products are cardiac and vascular surgeons. Sales of the Company's CVS products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1997, 1996 and 1995, were 5%, 5% and 3%, respectively. These percentages include other minimally invasive surgery products sold by the Company with a focus on laparoscopic market opportunities in the field of general surgery. Certain of these devices were developed for and manufactured under original equipment manufacturer (OEM) distribution arrangements.

     In December 1997, the Company completed its acquisition of EndoVascular Technologies, Inc. ("EVT"). EVT designs, develops and manufactures minimally invasive systems to repair diseased or damaged vascular structures. EVT is currently developing a product, the ANCURE system, to provide a catheter-based delivery and implantation of a specialized vascular prosthesis to repair abdominal aortic aneurysms which would represent a less invasive alternative to the open surgical procedure performed today. The ANCURE system is approved for marketing in Europe and Australia and is currently in Phase II clinical trials in the United States. However, no assurance can be given that the Company will obtain the regulatory approvals necessary for commercial marketing in the United States.

     The Company believes that CVS product systems may significantly decrease the patient's postoperative pain, hospital stay and recovery period by reducing the resulting trauma caused by more invasive techniques.

                              Products

Tachy Products

     The Company offers a broad array of Tachy products, including complex devices and systems offering multiple therapeutic options as set forth in the following chart:


Category     Description           Product Name      Date of Commercial Release
--------     -----------           ------------      --------------------------
                                                                    First
                                                                    Inter-
                                                      U.S.          national
                                                      Release       Release
                                                      --------      ----------
Tiered-      AICDs that provide    VENTAK AV II DR       (1)        Sept. 1997
Therapy      low and high energy   VENTAK MINI III    Jan. 1998     Oct. 1997
             shock therapy, Brady  VENTAK AV II DDD   Dec. 1997     Sept. 1997
             pacing and            VENTAK AV DDD      July 1997     Nov. 1996
             antitachycardia       VENTAK MINI II+    July 1996     June 1996
             pacing.               VENTAK MINI II     July 1996     June 1996
                                   VENTAK MINI+HC     May 1996      Dec. 1995
                                   VENTAK MINI HC     May 1996      Dec. 1995
                                   VENTAK MINI +      Jan. 1996     Dec. 1995
                                   VENTAK MINI        Jan. 1996     Dec. 1995

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

Brady Products

     The Company offers a broad array of Brady products ranging from conventional single chamber devices to more sophisticated adaptive-rate, dual chamber devices as set forth in the following chart:


Category       Description            Product Name   Date of Commercial Release
--------       -----------            ------------   --------------------------
                                                                   First
                                                                   Inter-
                                                       U.S.        national
                                                       Release     Release
                                                       ---------   -----------
Single         Pacemakers that pace    VIGOR SSI       March 1995   May 1993
Chamber (SSI)  one chamber of the      VISTA VVI       Apr. 1988    Dec. 1987
               heart, typically the
               ventricle, at a
               programmed rate.

Single         Pacemakers that pace    VIGOR SR        June 1995    May 1993
Chamber        one chamber of the
Adaptive-Rate  heart, and incorporate
(SSIR)         a sensor that modifies
               the pacing rate in
               response to physical
               activity.

Dual Chamber   Pacemakers that pace    VIGOR DDD       Oct. 1994    May 1993
(DDD)          both chambers of the    VISTA DDD       June 1990    Oct. 1989
               heart, thereby
               improving heart
               synchronization and
               cardiac output.

Dual Chamber   Pacemakers that         VIGOR DR        June 1995    May 1993
Adaptive-Rate  pace both chambers
(DDDR)         of the heart, and
               incorporate a sensor
               that modifies the
               pacing rate in
               response to physical
               activity.


Endocardial    Insulated wires,        SELUTE          May 1996     Dec. 1994
Pacemaker      inserted through a      SELUTE Atrial     (1)        June 1996
Leads          vein into the heart,    SWEET TIP RX      (1)        June 1996
               which allow energy
               to be transmitted to
               and from the
               implanted pacemaker.


---------------------
(1) This product is not currently available in the United States.
    There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

Vascular Intervention Products

     The Company offers its customers a wide range of VI products, including coronary dilatation catheters, stents, atherectomy catheters, guide wires and accessories as set forth in the following chart:

                                                                 Date of U.S.
                                                                   Commercial
Category       Description                Product Name               Release
--------       -----------                ------------             -----------
Stents         Stents are               ACS MULTI-LINK RX DUET        (1)
               implantable metal        ACS RX MULTI-LINK           Oct. 1997
               devices that are         ACS RX MULTI-LINK HP        Feb. 1998
               permanently
               deployed to provide
               a "mechanical" way
               to keep an artery
               open.

Rapid Exchange RX coronary              ACS RX ROCKET               Nov. 1997
("RX")         dilatation catheters     ACS RX COMET VP             Feb. 1997
Coronary       allow for easy exchange  ACS RX COMET                Nov. 1996
Dilatation     of the catheter          RX ELIPSE                   Oct. 1993
Catheter       without removing the
               original guide wire.

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

Over-the-Wire  OTW coronary dilatation  ACS Tx2000 VP               April 1997
("OTW")        catheters are            ACS Tx2000                  Nov. 1996
Coronary       delivered over a
Dilatation     separate guide wire to
Catheter       position the balloon
               across the lesion.

Fixed-Wire     Fixed-wire catheters     SLALOM PLUS                 Jan. 1991
Coronary       permit access
Dilatation     through tortuous and
Catheter       very small vessels.


Vascular Intervention Products (continued)

                                                                   Date of U.S.
                                                                   Commercial
Category        Description               Product Name             Release
--------        -----------               -------------            ----------
Atherectomy    Catheters which          ATHEROCATH-BANTAM           Dec. 1996
Products       allow for the            ATHEROCATH-GTO              Sept. 1994
               excision and removal     ATHEROCATH SCA-EX           Sept. 1992
               of atherosclerotic
               plaque.

Guide wires    Individual               ACS HI-TORQUE ALL STAR      Sept. 1997
               guide wires are          ACS HI-TORQUE BALANCE
               inserted through            MIDDLEWEIGHT             Aug. 1997
               coronary and             ACS HI-TORQUE IRON MAN      Feb. 1997
               peripheral vessels       HI-TORQUE BALANCE           Oct. 1994
               before the dilatation    ACS HI-TORQUE EXTRA S'PORT  Sept. 1994
               catheter, facilitating   HI-TORQUE EXTRA SUPPORT     Feb. 1992
               the placement of the     HI-TORQUE TRAVERSE          Nov. 1991
               dilatation catheter      DOC                         Feb. 1988
               or atherectomy           HI-TORQUE FLOPPY II         June 1986
               catheter.

Accessories    Accessories are          INDEFLATOR 20/30            Sept. 1996
               products that            ACS ANCHOR                  Apr. 1996
               facilitate the delivery  TOURGUIDE                   Dec. 1995
               or operation of a        INDEFLATOR 20/20            March 1990
               device.

Imaging        Imaging systems that     SONICATH (2)                Dec. 1996
               allow for an             MICRORAIL (2)               Dec. 1996
               ultrasound scan          MICROVIEW (2)               Dec. 1996
               of the coronary          ULTRACROSS (2)              Dec. 1996
               arteries.


------------
(1) This product is released in select international markets and is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

(2) The products are offered by the Company through a distribution agreement with Hewlett Packard Company. The product names are trademarks of Boston Scientific
    Corporation.

CVS Products

     The Company currently markets the VASOVIEW balloon dissection system, a broad product offering for minimally invasive access to, and removal of, the saphenous vein. The saphenous vein is used in coronary artery bypass graft surgery ("CABG"). The Company also markets a cardiac stabilizer which enables immobilization of the anastomotic site on a beating heart during CABG procedures. In addition, as a result of the Company's acquisition of EVT, the Company markets the ANCURE system in Europe and Australia. The ANCURE system is a catheter-based product that delivers and implants a specialized vascular prosthesis to repair abdominal aortic aneurysms. The Company also markets a number of other minimally invasive surgery products for access, retraction and fixation, focusing on laparoscopic market opportunities in general surgery. These products include the ORIGIN TACKER fixation device.


                         Sales and Marketing

     The Company has a broad product line which requires a sales and marketing strategy that is tailored to its customers in order to deliver high quality, cost-effective products and services to all of its customer segments worldwide. Because of the diverse needs of the global market that the Company serves, the Company's distribution system includes both direct sales forces and independent distributors. The Company utilizes separate sales forces to sell its CRM, VI and CVS products in order to take advantage of specific clinical and technical expertise. In many cases, members of the sales forces are present during procedures in order to provide technical consultation to the physician in the use of the Company's products. The Company is not dependent on any single customer and no single customer accounted for more than 5% of the Company's net sales in 1997.

     Sales personnel work closely with the primary decision makers who purchase the Company's products, whether physicians, material managers, biomedical staff, hospital administrators or purchasing managers. Additionally, the sales forces actively pursue approval of the Company as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. The Company already has contracts with a number of national buying groups and is working with a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform. In addition, the Company has contracted with a number of hospitals to provide products under a predictable procedural cost program.


United States

     In the United States, the Company sells substantially all of its products through its direct sales forces. The different uses of the Company's product lines and the different physicians performing the corresponding procedures necessitate focused sales organizations that can utilize their specific clinical and technical knowledge. In 1997, 68% of the Company's consolidated net sales were derived from sales in the United States.

     The Company's sales operations for its CRM and VI products are divided into three geographic areas within the United States, under a single management structure to which all sales operations report.
The Company believes this geographic organizational structure provides the opportunity to leverage the Company's resources across the individual business unit sales organizations by facilitating rapid decision making and development of sales and marketing strategies at the customer level, while retaining its clinical focus.

International

     In 1997, 32% of the Company's net sales were derived from its international operations through its direct sales forces and independent distributors. The Company sells its products in over 70 countries. Major international markets for the Company's products include: Japan, Germany, France, Spain, Italy, the United Kingdom, Australia, Belgium, The Netherlands, and Canada. The sales and marketing approach in international markets varies depending on market size and stage of development. The Company believes that its geographic-based sales organization gives the Company greater flexibility in responding to each of these markets.


                            Manufacturing

     The Company's manufacturing operations are carried out in facilities in Menlo Park, Santa Clara and Temecula, California; St. Paul, Minnesota; and Dorado, Puerto Rico.

     In general, the Company's production activities occur in a controlled environment setting or "cleanroom." Such a manufacturing environment helps ensure that products meet all cleanliness standards and requirements. In addition, manufacturing employees are trained in the necessary production operations, the Quality System Regulation requirements (regulations adopted by the United States Food and Drug Administration ("FDA") in October, 1996 which replace the requirements previously known as Good Manufacturing Practices) and ISO 9001 and EN46001 international quality system standards applicable to the production process. The Company uses various production and quality performance measures to provide high manufacturing quality and efficiency.

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

     The Company has the following registered trademarks that are referred to herein: ACS, ACS EDGE, ACS RX COMET, ACS RX LIFESTREAM, AICD, ATHEROCATH, ATHEROCATH-GTO, CPI, DOC, ENDOTAK, ENDOTAK DSP, EXCEL, HI-TORQUE BALANCE, HI-TORQUE EXTRA SUPPORT, HI-TORQUE FLOPPY II, HI-TORQUE TRAVERSE, INDEFLATOR, ORIGIN, PRx, RX ELIPSE, SELUTE, SLALOM PLUS, VENTAK, VIGOR and VISTA. The following are trademarks of the Company: ACS ANCHOR, ACS HI-TORQUE ALL STAR, ACS HI-TORQUE BALANCE MIDDLEWEIGHT, ACS HI-TORQUE EXTRA S'PORT, ACS HI-TORQUE IRON MAN, ACS MULTI-LINK RX DUET, ACS OTW LIFESTREAM, ACS OTW MULTI-LINK, ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, ACS RX FLOWTRACK, ACS RX PERFUSION, ACS RX ROCKET, ACS Tx 2000, ACS Tx 2000 VP, ANCURE, ATHEROCATH-BANTAM, INDEFLATOR PLUS 20, INDEFLATOR 20/30, ORIGIN TACKER, SCA-EX, SWEET TIP RX, TOURGUIDE, VASOVIEW, VENTAK AV and VENTAK MINI.

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

     The Company faces substantial competition from a number of companies in the markets for its products. The Company's primary competitors in the Brady pacemaker market are Medtronic, Inc., Pacesetter, Inc. (St. Jude Medical, Inc.), and Sulzer Intermedics, Inc. (Sulzer Brothers Ltd.). In the Tachy market, the Company competes primarily with Medtronic, Inc. and Ventritex, a division of Pacesetter, Inc. (St. Jude Medical, Inc.). The Company's primary competitors in VI are SciMed Life Systems, Inc. and Heart Technologies, Inc. (Boston Scientific), Cordis Corporation and Johnson & Johnson Interventional Systems (Johnson & Johnson), Schneider (Pfizer), USCI (C. R. Bard, Inc.), Arterial Vascular Engineering, Inc. and Medtronic, Inc. With respect to CVS devices, the principal competitors of the Company are the United States Surgical Corporation, Ethicon Endo-Surgery, Inc. (Johnson & Johnson), Medtronic, Inc. and Boston Scientific Corporation. The Company believes that it competes primarily on the basis of product features, product quality, customer support, field services and cost-effectiveness.


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

     From time to time, the Company has received notifications from the FDA or other authorities of alleged deficiencies in the Company's compliance with applicable regulatory requirements. These include FDA warning letters and adverse inspection reports. To date, the Company has been able to address or correct such deficiencies to the satisfaction of the FDA or other authorities and, to the extent deficiencies arise in the future, the Company expects to be able to so correct them, but there can be no assurance that this will be the case. In addition, from time to time, the Company has recalled, or issued safety alerts or advisory notices on, certain of its products. To date, no such recall or safety alert has had a material adverse effect on the Company, but there can be no assurance that a future recall or safety alert would not have such an effect.

     The Company's medical devices introduced in the United States market are required by the FDA, as a condition of marketing, to secure a premarket notification clearance pursuant to Section 510(k) of the federal Food, Drug and Cosmetic Act, an approved pre-market approval ("PMA") application or a supplemental PMA. Alternatively, the Company may seek United States market clearance through a Product Development Protocol approved by the FDA. Establishing and completing a Product Development Protocol, or obtaining a PMA or supplemental PMA, can take up to several years and can involve preclinical studies and clinical testing. In order to perform clinical testing in the United States on an unapproved product, the Company is also required to obtain an investigational device exemption from the FDA. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a PMA supplement or a 510(k) pre-market notification clearance, prior to marketing products that are modifications of existing products.

     While the FDA Modernization Act of 1997, when fully implemented, is expected to inject more predictability into the product review process, streamline post-market surveillance, and promote the global harmonization of regulatory procedures, the process of obtaining such clearances can be onerous and costly. There can be no assurance that all the necessary approvals, including approval for product improvements and new products, will be granted on a timely basis, if at all. Delays in receipt of or failure to receive such approvals could have a material adverse effect on the Company's business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw such clearance or require the Company to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. The Company cannot predict what impact, if any, such changes might have on its business. However, such changes could have a material impact on the Company's business.

     The Company is also required to register with the FDA as a device manufacturer. As such, the Company is subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation and other regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulation requires that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device before marketing clearance has been received or promoting an approved device for unapproved indications. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

     Medical device laws are also in effect in many of the countries in which the Company does business outside the United States. These laws range from comprehensive device approval requirements for some or all of the Company's medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In addition, the Company is required to notify the FDA if it exports to certain countries medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States. The Company is also required to maintain certain records relating to exports and make the records available to the FDA for inspection, if required.


     Health Care Cost Containment and Third-Party Reimbursement

     During the past several years, the major third-party payers of hospital services in the United States (Medicare, Medicaid, private health care insurance and managed care plans) have substantially revised their policies, methodologies and formulae in an attempt to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and discounts in hospital charges for services performed and in the shifting of services from inpatient to outpatient settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company's products, the Company could be adversely affected. Moreover, third-party payers may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental, or for other reasons. Certain states have already made significant changes to their Medicaid programs and have also adopted health care reform. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. For example, the Japanese Ministry of Health and Welfare recently announced its intentions to cut reimbursement levels for medical devices effective in April 1998. Implementation of health care reform may limit the price of, or the level at which reimbursement is provided for, the Company's products.

     The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payers is critical to the success of all medical device companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical devices. Further restrictions on reimbursement of the Company's customers will likely have an impact on the products purchased by customers and the prices they are willing to pay.


                   Product Liability and Insurance

     The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability claims. The Company's products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time or indefinitely. The occurrence of a problem with one of the Company's products could result in product liability claims and/or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance maintained by the Company has been adequate in relation to claims made against the Company in the past, there can be no assurance that the amount of such insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the Company's business, financial condition and reputation, and on the Company's ability to attract and retain customers for its products.


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

     The Company's research and development activities are carried out primarily in facilities located in Santa Clara, Menlo Park, and Temecula, California; St. Paul, Minnesota; and Brussels, Belgium. The Company's research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, the Company has developed alliances with several leading research institutions and universities. The Company also works with leading clinicians around the world in conducting scientific studies on the Company's products. These studies include clinical trials which provide data for use in regulatory submissions and post market approval studies involving applications of the Company's products.

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

     Certain of the Company's operations are certified under ISO 9001, ISO 9002, EN46001 and EN46002 international quality system standards. ISO 9001 and 9002 require, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. Such certification can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that these facilities undergo periodic reexamination.

                  Executive Officers of the Company

Name                            Position                               Age
----                            --------                               ---
James M. Cornelius              Chairman of the Board of Directors      54
                                and Director

Ronald W. Dollens               President, Chief Executive Officer      51
                                and Director

J.B. King                       Vice President, General Counsel,        68
                                Secretary and Director

James R. Baumgardt              President, Western Hemisphere Sales     50

Keith E. Brauer                 Vice President, Finance and             49
                                Chief Financial Officer

A. Jay Graf                     President, Cardiac Rhythm Management    50
                                Group

Ginger L. Howard                President, Vascular Intervention Group  42

Cynthia L. Lucchese             Treasurer                               37

Roger Marchetti                 Corporate Controller and                40
                                Chief Accounting Officer

Richard M. van Oostrom          President of Operations, Europe,        53
                                Middle East and Africa

F. Thomas (Jay) Watkins, III    President, Cardiac and Vascular         45
                                Surgery Group

Joseph A. Yahner                Vice President, Human Resources         50
                                and Corporate Affairs


     A brief summary of the recent business and professional experience of each executive officer is set forth below.

     JAMES M. CORNELIUS Mr. Cornelius is Chairman of the Board of Directors and a Director of the Company. Previously, he was Vice President, Finance and Chief Financial Officer of Lilly from 1983 until his retirement in October 1995 and was a Director for Lilly. Mr. Cornelius has served as Treasurer of Lilly and as President of IVAC Corporation, a former Lilly medical device subsidiary. He joined Lilly in 1967. Mr. Cornelius is a director of American United Life Insurance Company, Chubb Corporation, Lilly Industries, Inc., and the National Bank of Indianapolis. Mr. Cornelius also serves as a trustee of the University of Indianapolis.

     RONALD W. DOLLENS Mr. Dollens is President, Chief Executive Officer and a Director of the Company. Previously, he served as President of Lilly's MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Lilly's MDD Division and Chairman of the Company's subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), from 1990 to 1991. He also held the position of President and Chief Executive Officer of ACS. Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Physio-Control International Corporation, the Health Industry Manufacturers Association, the Eiteljorg Museum, and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

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

     A. JAY GRAF Mr. Graf is a Vice President of the Company and President of the Cardiac Rhythm Management Group. He has been President and Chief Executive Officer of the Company's subsidiary, Cardiac Pacemakers, Inc. ("CPI"), since 1992. He joined CPI as Executive Vice President and Chief Operating Officer in 1990. Mr. Graf has also held the position of Senior Vice President of Operations at Physio-Control Corporation. Additionally, Mr. Graf held the positions of Vice President of Sales and Technical Services, and Vice President of Marketing and Communications at Physio-Control
Corporation.  Mr. Graf joined Lilly in 1976.   Mr. Graf is a director
of ATS Corporation.

     GINGER L. HOWARD Ms. Howard is a Vice President of the Company and President of the Vascular Intervention Group. She has been President of ACS since 1993. She served as a Director of Pharmaceutical Sales for Lilly in 1992 and was Director of Corporate Pharmaceutical Strategic Planning from 1989 to 1991. Ms. Howard joined Lilly in 1979. Ms. Howard is a director of Amylin Pharmaceuticals, Inc. and the California Healthcare Institute. She is also a member of the Committee of 200.

     CYNTHIA L. LUCCHESE Ms. Lucchese is Treasurer of the Company. She served as Worldwide Treasury Planning Manager for Lilly from 1992 to 1994. She served as Audit Manager for Lilly from 1990 to 1992. Ms. Lucchese joined Lilly in 1987. Prior to joining Lilly, she was on the audit staff of Ernst & Young LLP from 1982 to 1986. Ms. Lucchese is a Certified Public Accountant. She is also a director for MEDMARC Mutual Insurance Company, Inc.

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

Mr. van Oostrom was an Executive Director of Marketing for Lilly from 1981 to 1984 and President and General Manager of Eli Lilly Canada Inc. from 1980 to 1981. He joined Lilly in 1971. Mr. van Oostrom is a board member of Isotis B.V. and the European trade association for medical prosthesis manufacturers.

     F. THOMAS (JAY) WATKINS, III Mr. Watkins is a Vice President of the Company and President of the Cardiac and Vascular Surgery Group. He has also been President of the Company's subsidiary, Origin Medsystems, Inc. ("Origin"), since 1995. Mr. Watkins joined Origin in 1989. Previously, he has served in management positions in several start-up companies, including Microgenics Corporation, and was a consultant with the international consulting firm of McKinsey & Company, Inc.

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


                              Employees

     As of December 31, 1997, the Company had approximately 5100 full-time employees, including approximately 560 employees outside the United States. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility in dealing with fluctuations in volume during periods of high sales growth and through new product transfers to manufacturing.

     None of the Company's employees are represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be excellent.


                    Prior Relationship with Lilly

     The Company was incorporated on September 9, 1994 as a wholly-owned subsidiary of Lilly. In November 1994, Lilly transferred all of its outstanding capital stock of ACS, CPI and Devices for Vascular Intervention, Inc. to the Company in exchange for shares of the Company's common stock. As part of this transfer, the Company agreed to indemnify Lilly for any losses arising out of or otherwise related to the ownership or operation at any time of the businesses conducted by the Company. Also in November 1994, the Company purchased from Lilly all of the capital stock of Heart Rhythm Technologies Incorporated and Origin and certain assets used in the Company's international businesses. In connection with these transactions, the Company and Lilly also entered into a Tax Sharing Agreement which provides, among other things, that should the Exchange Offer, which was intended to qualify as a tax-free distribution pursuant to
Section 355 of the Internal Revenue Code of 1986, subsequently fail to qualify under Section 355 as a result of any event wholly or partially within the control of the Company and its subsidiaries (the "Company Group") involving either the stock or assets (or any combination thereof) of any member of the Company Group within three years of the date of the Exchange Offer, then the Company is obligated to indemnify and hold Lilly harmless from any tax liability imposed on Lilly in connection with the Exchange Offer, which liability would be material. The Exchange Offer was completed in September 1995.

        Financial Information Relating to Classes of Products

     Financial information relating to classes of products, set forth in the Company's 1997 Annual Report to Shareholders under "Management's Discussion and Analysis of Results of Operations and Financial Condition," at page 19, is incorporated herein by reference.

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


  Financial Information Relating to Foreign and Domestic Operations

     Financial information relating to foreign and domestic operations, set forth in the Company's 1997 Annual Report to Shareholders at page 36 under "Notes to Consolidated Financial Statements--Geographic Information," is incorporated herein by reference.

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


Item 2.  PROPERTIES

     As of December 31, 1997, the Company owned or leased the
following principal facilities:
                                                   Approximate    Leased or
Location           Type of Facility                Square Feet      Owned
--------           ----------------                -----------     -------
Basingstoke, UK    Administration                     24,000       Leased

Brussels, Belgium  Administration and CRM research    17,000       Leased

Dorado, PR         CRM manufacturing and              54,000       Owned
                   administration

Indianapolis, IN   Administration                     18,000       Leased

Menlo Park, CA     CVS manufacturing, research and    122,000      Leased
                   development, administration,
                   sales and marketing and warehouse

Santa Clara, CA    VI manufacturing, research and     370,000      Owned
                   development, administration,
                   and sales and marketing

St. Paul, MN       CRM manufacturing, research and    360,000      Owned
                   development, administration and
                   sales and marketing

St. Paul, MN       CRM lead development and           100,000      Leased
                   administration

St. Paul, MN       CRM packaging, shipping and        25,000       Leased
                   warehouse

Temecula, CA       VI manufacturing; CRM              500,000      Owned
                   research and development

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



Item 3.  LEGAL AND REGULATORY PROCEEDINGS

     The Company is currently a party to various legal actions which have occurred in the normal course of its business. The litigation includes disputes over intellectual property, product liability, employment litigation and general commercial matters.

     The Company currently has a number of disputes with Boston Scientific Corporation ("BSC") and its subsidiary, SciMed Life Systems, Inc. ("SciMed"). These include the following:

          A. In a lawsuit originally filed on May 31, 1994, in the Northern District of California, SciMed alleges that the ACS RX ELIPSE coronary dilatation catheter infringes a patent owned by SciMed. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

          B. On October 10, 1995, ACS filed suit against SciMed alleging that the SciMed Express Plus and Express Plus II coronary dilatation catheters infringe certain patents of ACS. In addition, on March 12, 1996, ACS filed a separate lawsuit alleging that these products infringe another patent of ACS. These lawsuits were filed in the Northern District of California and ACS is seeking injunctive relief and monetary damages.

          C. On December 15, 1995, BSC and SciMed filed suit against ACS in the United States District Court of Massachusetts alleging violation of federal and state antitrust laws, as well as state unfair competition and abuse of process laws. The lawsuit seeks injunctive relief, unspecified monetary damages and a declaration that certain patents are unenforceable. BSC and SciMed allege that the violations are based on the misuse of the United States patent laws as a result of agreements concerning certain rapid exchange catheter patents. On October 27, 1997, the Court granted ACS' motion to dismiss the lawsuit. BSC has appealed.

          D. On March 12, 1996, ACS filed suit against SciMed in the Northern District of California alleging that SciMed's Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

          E. On June 10, 1997, SciMed filed suit against ACS in the Northern District Court of California. The Complaint alleges that the ACS RX COMET coronary dilatation catheter infringes a patent owned by SciMed. The lawsuit seeks monetary and injunctive relief. Previously, on

          May 1, 1997, SciMed formally requested an arbitration as to whether the ACS RX COMET coronary dilatation catheter is covered under a Settlement Agreement entered into between ACS and SciMed (the "Settlement Agreement"). ACS' motion to dismiss the litigation without prejudice pending outcome of the arbitration was granted. Arbitration is currently scheduled to begin on May 11, 1998.

          F. On July 31, 1997, SciMed notified ACS by letter that it believes that ACS' rapid exchange stent delivery systems infringe one of its German patents. Similarly, on October 21, 1997, SciMed notified ACS by letter that it believes that the ACS RX ROCKET coronary dilatation catheter infringes the same patent. ACS informed SciMed that ACS believes that both of these products are covered by the Settlement Agreement. As a result, SciMed instituted an arbitration under the Settlement Agreement. Both of these disputes have been consolidated for purposes of an arbitration hearing, currently scheduled to begin on May 11, 1998.

          G. On September 17, 1997, ACS filed suit against SciMed and BSC in the Northern District of California alleging that the SciMed Rebel rapid exchange coronary dilatation catheter infringes certain patents of ACS. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

     The Company currently has a number of disputes with Medtronic, Inc. ("Medtronic"), including the following:

          A. On October 10, 1995, ACS filed suit against Medtronic alleging that the Medtronic Falcon coronary dilatation catheter infringes certain patents of ACS. On March 12, 1996, ACS filed another suit against Medtronic alleging that the Medtronic Falcon coronary dilatation catheter infringes another patent owned by ACS. Both of these lawsuits were filed in the Northern District of California. In the lawsuits, ACS is seeking injunctive relief and monetary damages.

          B. On November 6, 1997, Medtronic filed suit against ACS in the United States District Court for Minnesota alleging that the ACS MULTI-LINK coronary stent infringes a patent owned by Medtronic. In the lawsuit, Medtronic is seeking injunctive relief and monetary damages.

     The Company currently has a number of disputes with Johnson & Johnson ("J&J") and its subsidiary, Cordis Corporation ("Cordis"), including the following:

          A. On August 26, 1997, J&J and Expandable Grafts Partnership ("EGP") filed suit against the Company's subsidiary Guidant Canada Corporation in the Federal Court of Canada alleging that the sale of the ACS MULTI-LINK coronary stent in Canada infringes a patent licensed to J&J by EGP. In the lawsuit, J&J and EGP seek injunctive relief and monetary damages.

          B. On October 3, 1997, Cordis filed suit against the Company and ACS, in the District Court for the District of Delaware alleging that the sale of the ACS MULTI-LINK coronary stent by ACS infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent ACS from selling the ACS MULTI-LINK coronary stent other than in certain limited circumstances and subject to certain conditions. On October 22, 1997, the complaint was amended to include BSC and Arterial Vascular Engineering, Inc. ("AVE") as co-defendants. The complaint was re-filed on February 6, 1998 to include EGP as a plaintiff. A hearing on the motion for a preliminary injunction was held in February 1998. No decision has been made by the Court on this motion. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

          C. On December 2, 1997, Cordis filed suit against Guidant and ACS in the United States District Court for the District of Delaware alleging that the ACS RX ROCKET coronary dilatation catheter infringes patents owned by Cordis. Cordis has also filed a motion for a preliminary injunction, which is currently scheduled for a hearing beginning on April 9, 1998. In the lawsuit, Cordis is seeking injunctive relief, monetary damages and attorney fees. A separate lawsuit was also filed against the Company in December 1997 in The Netherlands alleging infringement of the European equivalents of these patents.

     The Company currently has a number of disputes with General Surgical Innovations, Inc. ("GSI"), including the following:

          A. On May 28, 1996, Origin filed suit against GSI in the Northern District of California alleging that GSI's
          Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages.

          B. On June 4, 1996, GSI filed suit against Origin in the Northern District of California alleging that Origin's
          Preperitoneal Distention Balloon Systems infringe a patent owned by GSI. GSI is seeking injunctive relief and monetary damages.

          C. On September 24, 1997, GSI filed suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System infringes a patent owned by GSI. GSI is seeking injunctive relief and unspecified monetary damages.

     The Company currently has a number of disputes with AVE, including the following:

          A. On December 24, 1997, ACS filed suit against AVE in the United States District Court for the Northern District of California alleging infringement of three patents of ACS. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

          B. On February 18, 1998, AVE filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to AVE. The lawsuit also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, AVE is seeking injunctive relief, monetary damages, and to invalidate certain ACS stent patents.

     The Company currently has a number of disputes with St. Jude Medical, Inc. ("St. Jude"), including the following:

          A. On May 3, 1996, Pacesetter, Inc. ("Pacesetter"), a subsidiary of St. Jude, filed a lawsuit against CPI which is currently pending in the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees.

          B. On November 26, 1996, the Company and its subsidiaries, CPI and Guidant Sales Corporation ("GSC"), and Lilly filed suit (the "State Court Case") against St. Jude, Pacesetter, Ventritex, Inc. ("Ventritex") and certain entities affiliated with Telectronics Holdings Ltd. ("Telectronics Parties") in the Marion Superior Court, State of Indiana, alleging (among other things) that a license agreement entered into in 1994 among CPI, Lilly and the Telectronics Parties ("Telectronics Agreement") did not transfer to Pacesetter when Pacesetter purchased certain assets of the Telectronics Parties in

          1996. The lawsuit seeks declaratory and injunctive relief to prevent and invalidate the purported transfer of the Telectronics Agreement to Pacesetter.

          C. On November 26, 1996, CPI, GSC and Lilly filed suit against St. Jude, Pacesetter and Ventritex in the United States District Court for the Southern District of Indiana alleging that upon consummation of the merger of Ventritex and Pacesetter, the continued manufacture, use or sale of certain Ventritex products would infringe certain patents of CPI and Lilly. The lawsuit seeks declaratory and injunctive relief and monetary damages.

          D. On December 24, 1996, the Telectronics Parties and Pacesetter filed suit against the Company, CPI, GSC and Lilly in the United States District Court for the District of Minnesota alleging that the claims made in the State Court Case are subject to an arbitration provision in the Telectronics Agreement. In the lawsuit, the Telectronics Parties and Pacesetter are seeking declaratory and injunctive relief and an award of costs. In February 1997, the District Court ruled against the Telectronics Parties and Pacesetter and held that the dispute was not subject to the arbitration provision. The Telectronics Parties and Pacesetter have appealed the Court's ruling to the United States Court of Appeals for the Eighth Circuit.

     On May 15, 1995, Intermedics, Inc., a division of Sulzermedica USA, Inc. ("Intermedics"), filed a lawsuit against CPI which is currently pending in the United States District Court for Minnesota. The complaint alleges infringement of certain Intermedics patents by CPI's VENTAK MINI and PRx defibrillator models and certain VIGOR and EXCEL pacemaker models. (The EXCEL models are not currently manufactured or sold by CPI). Intermedics is seeking injunctive relief and monetary damages. CPI has filed counterclaims alleging that certain of its patents are infringed by the Intermedics Res-Q defibrillator products and certain Intermedics pacemaker products.

     On May 3, 1996, Angeion Corporation filed a lawsuit against CPI which is currently pending in the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain Angeion defibrillator patents by CPI's VENTAK and PRx defibrillator models. The lawsuit seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees.

     On June 6, 1997, C.R. Bard, Inc. filed suit against the Company and ACS in the U. S. District Court, District of Delaware. The Complaint alleges that certain unspecified ACS dilatation catheters infringe two patents owned by Bard. Bard is seeking monetary and injunctive relief.

     In March 1995, Sam F. Liprie filed suit against Omnitron International, Inc. ("Omnitron") and Neocardia LLC. in the 215th District Court of Harris County, Texas. In the Complaint, Mr. Liprie, a former employee of Omnitron, alleges that he has exclusive rights to certain unspecified developments made at Omnitron relating to the treatment of restenosis with radiation. In March 1997, U.S. Surgical Corporation was joined in the lawsuit and has also claimed it has exclusive rights to this technology through Mr. Liprie. The Company acquired certain assets from Omnitron/Neocardia on May 7, 1997. The exclusive right to use certain of these assets is the subject of this litigation. On July 3, 1997, the Company and its subsidiary, ACS Delaware Corporation, were joined in the litigation. The trial is currently scheduled to begin in August 1998. The lawsuit seeks monetary damages and injunctive relief.

     In addition, the Company is currently involved in a number of other patent related actions, including patent interferences, European patent oppositions and patent reexamination proceedings.

     While it is not possible to predict or determine the outcome of the legal actions brought against it, or to provide an estimate of the losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material adverse effect on the Company's consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations. However, an adverse outcome in certain of these cases could have a material adverse effect on the Company.



Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.


                               Part II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. ("PCX").
Information relating to the high and low sales prices per share of the Company's common stock, as reported in the consolidated transactions reporting system on the NYSE set forth in the Company's 1997 Annual Report to Shareholders under "Notes to Consolidated Financial Statements--Selected Quarterly Information (Unaudited)," at page 38 is incorporated herein by reference.

     During each quarter of 1997 and 1996, the Company paid a quarterly cash dividend of $0.0125 per share of the Company's common stock, as adjusted for the Company's two-for-one stock split which occurred in September 1997. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Board and will depend upon many factors, including the Company's competitive position, financial condition, earnings and capital requirements. Accordingly, there is no requirement or assurance that dividends will be declared or paid.

     As of March 2, 1998, the approximate number of record holders of the Company's common stock was 4,071.



Item 6.  SELECTED FINANCIAL DATA

     Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1997 Annual Report to Shareholders under "Selected Consolidated Financial Data," at page 18, are incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company's 1997 Annual Report to Shareholders under "Operating Results" (pages 19-23),
"Liquidity and Financial Condition" (pages    23-24), and "Regulatory
and Other Matters" (pages 24-25), is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk, set forth in the Company's 1997 Annual Report to Shareholders under "Management's Discussion and Analysis of Results of Operations and Financial

Condition -- Liquidity and Financial Condition" (pages 23-24), is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1997 Annual Report to Shareholders at pages 26-29 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows), and pages 30-38 (Notes to Consolidated Financial Statements) and the Report of Independent Auditors set forth in the Company's 1997 Annual Report to Shareholders at page 39, are incorporated herein by reference.

     Information on quarterly results of operations, set forth in the Company's 1997 Annual Report to Shareholders under "Notes to
Consolidated Financial Statements--Selected Quarterly Information
(Unaudited)," at page 38, is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                              Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company's directors, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1998, under "Election of Directors--Nominees for Election," is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 17-19 of this Form 10-K under "Executive Officers of the Company."


Item 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1998, under "Election of Directors--Executive
Compensation," is incorporated herein by reference, except that the Compensation Committee Report and Performance Graph are not so incorporated.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1998, under "Election of Directors-- Ownership of Company Common Stock by Directors and Executive Officers," and "Election of Directors--Principal Holders of Company Common Stock," is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to a transaction with an executive officer of the Company, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1998, under "Election of Directors -- Transaction with Executive Officer," is incorporated herein by reference.


                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1997 Annual Report to Shareholders at the pages indicated in parentheses, are incorporated by reference in Item 8:

     Consolidated Statements of Income--Years Ended
     December 31, 1997, 1996 and 1995 (page 26)

     Consolidated Balance Sheets--December 31, 1997 and
     1996 (page 27)

     Consolidated Statements of Shareholders' Equity--
     Years Ended December 31, 1997, 1996 and 1995 (page
     28)

     Consolidated Statements of Cash Flows--Years Ended
     December 31, 1997, 1996 and 1995 (page 29)

     Notes to Consolidated Financial Statements (pages
     30-38)


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

10.28 Third Addendum to the Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.29 Fourth Addendum to the Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski.
      (1)
10.30 Fifth Addendum to the Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski.
      (1)
10.31 Sixth Addendum to the Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec., Inc. and Intec Systems, Inc. (1)
10.32 Guidant Corporation 1994 Stock Plan, as amended. (3) #
10.33 Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995. (2) #
10.34 Stock Purchase Agreement dated as of October 31, 1994 between Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. (1)
10.35 Standard Form Office Lease dated December 27, 1994 between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II and the Company. (4)
10.36 Guidant Corporation Change in Control Plan for Select
      Employees. (5)
10.37 Credit Agreement dated as of January 8, 1996 among the Company, certain banks and Morgan Guaranty Trust Company of New York, as agent. (6)
10.38 Agreement and Plan of Merger, dated as of October 5, 1997, as amended November 14, 1997, among the Company, Ski Acquisition Corp. and EndoVascular Technologies, Inc. (7)
11.1  Computation of Earnings Per Share. *
13.1 Annual Report to Shareholders for the year ended December 31, 1997 (portions incorporated by reference into this Form 10-K).
      *
21.1  Subsidiaries of the Registrant. *
23.1  Consent of Independent Auditors. *
27.1  Financial Data Schedule. *
27.2  Restated Financial Data Schedule. *
27.3  Restated Financial Data Schedule. *
27.4  Restated Financial Data Schedule. *
27.5  Restated Financial Data Schedule. *
27.6  Restated Financial Data Schedule. *
27.7  Restated Financial Data Schedule. *
99.1  Factors Affecting Future Operating Results. *

------------
  (1) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-1, File No. 33-83934.
  (2) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
  (3) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year December 31, 1996.
  (4) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
  (5) Incorporated herein by reference to the identical exhibit
      filed as part of the Company's Quarterly Report on Form   10-Q
      for the quarterly period ended March 31, 1995.
  (6) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-3, File No. 333-00014.
  (7) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 333-06363.

  *  Filed herewith.
  #  Management compensation plan.

(b)  Reports on Form 8-K

     On December 30, 1997, the Company filed a Report on Form 8-K reporting the completion of the Company's acquisition of EndoVascular Technologies, Inc. The Report included the Company's quarterly Consolidated Statements of Income restated for the acquisition of EndoVascular Technologies, Inc. for the three months ended September 30, 1997 and 1996, June 30, 1997 and 1996, March 31, 1997 and 1996, for the nine months ended September 30, 1997 and 1996, for the three months ended December 31, 1996, and for the year ended December 31, 1996 and Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.



                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Guidant Corporation



                                   By    s/James M. Cornelius
                                       --------------------------
                                       James M. Cornelius,
                                       Chairman of the Board




                                                 March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                             DATE
--------------------------------------------------------------------------


 s/James M. Cornelius       Chairman of the Board          March 16, 1998
------------------------    and Director (principal
James M. Cornelius          executive officer)

 s/Ronald W. Dollens        President, Chief Executive     March 16, 1998
-----------------------     Officer and Director
Ronald W. Dollens           (principal executive officer)

 s/Keith E. Brauer          Vice President, Finance and    March 16, 1998
-----------------------     Chief Financial Officer
Keith E. Brauer             (principal financial officer)

 s/Roger Marchetti          Corporate Controller and       March 16, 1998
-----------------------     Chief Accounting Officer
Roger Marchetti             (principal accounting officer)

 s/Kim B. Clark, Ph.D.      Director                       March 16, 1998
-----------------------
Kim B. Clark, Ph.D.

 s/Maurice A. Cox, Jr.      Director                       March 16, 1998
-----------------------
Maurice A. Cox, Jr.

 s/Enrique C. Falla         Director                       March 16, 1998
-----------------------
Enrique C. Falla

 s/J.B. King                Director                       March 16, 1998
-----------------------
J.B. King

 s/Susan B. King            Director                       March 16, 1998
-----------------------
Susan B. King

 s/J. Kevin Moore           Director                       March 16, 1998
-----------------------
J. Kevin Moore

 s/Mark Novitch, M.D.       Director                       March 16, 1998
-----------------------
Mark Novitch, M.D.

 s/Eugene L. Step           Director                       March 16, 1998
-----------------------
Eugene L. Step

 s/Ruedi E. Wager           Director                       March 16, 1998
-----------------------
Ruedi E. Wager, Ph.D.

                       Guidant Corporation and Subsidiaries

                 Schedule II.  Valuation and Qualifying Accounts
                                (in millions)


Col. A                          Col. B      Col. C       Col. D         Col. E
                                Balance at  Charges      Balance at
                                Beginning   and          End of
Description                     of Period   Expenses     Deductions(1)  Period
-----------                     ----------  -----------  -------------  ------
Year Ended December 31, 1995
  Allowance for inventory
   obsolescence                   $ 9.0       $17.7        $  (20.4)     $ 6.3
  Allowance for doubtful
   accounts                         4.5         1.7            (0.5)       5.7
                                  -----       -----          -------     -----
       Totals                     $13.5       $19.4          $(20.9)     $12.0
                                  =====       =====          =======     =====

Year Ended December 31, 1996
  Allowance for inventory
   obsolescence                   $ 6.3       $29.6          $(12.9)     $23.0
  Allowance for doubtful
   accounts                         5.7         2.3            (0.6)       7.4
                                   -----      -----          -------     -----
       Totals                     $12.0       $31.9          $(13.5)     $30.4
                                   =====      =====          =======     =====

Year Ended December 31, 1997
  Allowance for inventory
   obsolescence                   $23.0       $14.7          $(11.9)     $25.8
  Allowance for doubtful
   accounts                         7.4         5.4            (3.6)       9.2
                                  -----       -----          -------     -----
       Totals                     $30.4       $20.1          $(15.5)     $35.0
                                  =====       =====          =======     =====


(1) Write-offs of obsolete units or uncollectible accounts.


                               F-1





                          Exhibit List

    13.1   Annual Report to Shareholders for the Year Ended
           December 31, 1997 (portions incorporated by reference)
    21.1   List of Subsidiaries
    23.1   Consent of Independent Auditors
    27.1   Financial Data Schedule
    27.2   Restated Financial Data Schedule
    27.3   Restated Financial Data Schedule
    27.4   Restated Financial Data Schedule
    27.5   Restated Financial Data Schedule
    27.6   Restated Financial Data Schedule
    27.7   Restated Financial Data Schedule
    99.1   Factors Possibly Affecting Future Operating Results