Form 10-Q
period 1998-03-31
GUIDANT CORP
filed 1998-05-01
CIK 929987

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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


Yes  X    No
    ---      ---


The number of shares of common stock outstanding as of April 24, 1998:


                Class                  Number of Shares Outstanding
                -----                  ----------------------------
                Common                         150,811,810

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GUIDANT CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                     (In millions, except per-share data)
                                  (unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             1998       1997
                                                            -------    -------

Net sales.................................................  $ 470.3    $ 266.4

Cost of products sold.....................................    107.4       66.8
                                                            -------    -------

    Gross profit..........................................    362.9      199.6

Research and development..................................     62.0       46.0
Sales, marketing, and administrative......................    135.1       85.4
                                                            -------    -------

                                                              197.1      131.4
                                                            -------    -------

    Income from operations................................    165.8       68.2

Other income (expenses):
    Interest, net.........................................     (3.4)      (4.9)
    Royalties, net........................................     (9.2)       4.5
    Amortization..........................................     (3.7)      (4.1)
    Litigation settlement charge..........................    (60.0)       --
    Other,net.............................................     (4.0)      (0.3)
                                                            -------    -------

                                                              (80.3)      (4.8)
                                                            -------    -------

Income before income taxes................................     85.5       63.4

Income taxes..............................................     30.2       24.8
                                                            -------    -------

Net income................................................  $  55.3    $  38.6
                                                            =======    =======

Earnings per share........................................  $  0.38    $  0.26
                                                            =======    =======

Earnings per share-assuming dilution......................  $  0.37    $  0.26
                                                            =======    =======

Dividends paid per share..................................  $0.0125    $0.0125
                                                            =======    =======

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                               March 31,   December 31,
                                                 1998          1997
                                              -----------  ------------
                                              (unaudited)
Assets
Current Assets
Cash and cash equivalents...................      $ 23.1         $ 17.7
Short-term investments......................         6.7           13.3
Accounts receivable, net of allowances
   of $11.8(1998) and $9.2 (1997)...........       369.9          371.7
Other receivables...........................         8.5           10.9
Inventories.................................       124.5          120.8
Deferred income taxes.......................        68.2           65.7
Prepaid expenses............................        17.8           25.0
                                                --------       --------
   Total Current Assets.....................       618.7          625.1
Other Assets
Goodwill, net of allowances
   of $98.2 (1998) and $95.1 (1997).........       179.2          182.0
Other intangible assets, net of allowances
   of $12.0 (1998) and $11.4 (1997).........        46.0            6.5
Investments.................................        48.4           46.2
Deferred income taxes.......................        38.0           16.7
Sundry......................................        21.2           22.4
Property and equipment......................       582.4          568.7
Less accumulated depreciation...............       252.2          242.6
                                                --------       --------
Property and equipment, net.................       330.2          326.1
                                                --------       --------
                                                $1,281.7       $1,225.0
                                                ========       ========

See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                                March 31,   December 31,
                                                  1998          1997
                                               -----------  -------------
                                               (unaudited)

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable.............................    $   56.2      $   51.7

Employee compensation........................        63.7         109.9

Payable to C.R. Bard.........................       100.0           --

Other liabilities............................       126.2         126.9

Income taxes payable.........................        62.1          40.6

Current portion of long-term debt............        42.9         212.2
                                                 --------      --------

   Total Current Liabilities.................       451.1         541.3

Noncurrent Liabilities
Long-term debt...............................       180.0          80.0

Other........................................        24.9          21.9
                                                 --------      --------

                                                    204.9         101.9

Commitments and contingencies................         --            --

Shareholders' Equity
Common stock-no par value:
   Authorized shares: 250,000,000
   Issued shares: 150,924,000................       192.5         192.5

Additional paid-in capital...................       202.8         211.1

Retained earnings............................       315.9         262.5

Deferred cost, ESOP..........................       (44.9)        (45.8)

Treasury stock, at cost:
   Shares:  146,913  (1998)..................
            178,021  (1997)..................       (10.7)        (10.8)

Unrealized gain on investments, net..........         5.5           4.2

Cumulative currency translation adjustments..       (35.4)        (31.9)
                                                 --------      --------

                                                    625.7         581.8
                                                 --------      --------

                                                 $1,281.7      $1,225.0
                                                 ========      ========

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flow
                                 (In millions)


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1998        1997
                                                     ---------  ---------
                                                          (unaudited)
Cash Provided by Operating Activities:
  Net income.......................................    $ 55.3      $ 38.6
Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
  Depreciation.....................................      12.0        11.8
  Amortization of intangible assets................       3.7         4.1
  Change in deferred income taxes..................     (24.6)       (0.9)
  Other noncash expenses, net......................      14.4         5.7
                                                       ------      -------
                                                         60.8        59.3
Changes in Operating Assets and Liabilities:
  Receivables, increase............................      (1.3)      (19.7)
  Inventories, increase............................      (7.4)       (6.5)
  Prepaid expenses, decrease (increase)............       7.2        (1.4)
  Accounts payable and accrued expenses, decrease..     (41.5)      (23.4)
  Income taxes payable, increase...................      24.7        34.9
  Other liabilities, increase (decrease)...........       2.7        (1.4)
  Payable to C.R. Bard.............................     100.0          --
                                                       ------       ------
Net Cash Provided by Operating Activities..........     145.2        41.8

Investing Activities:
  Additions of property and equipment, net.........     (19.1)      (16.7)
  Purchases of available-for-sale securities.......      (0.7)       (4.5)
  Sale/maturity of available-for-sale securities...       7.2         7.0
  Additions to other assets, net...................     (40.1)       (2.2)
                                                       ------      -------
Net Cash Used for Investing Activities.............     (52.7)      (16.4)

Financing Activities:
  Decrease in borrowings...........................     (69.1)      (12.8)
  Dividends........................................      (1.8)       (1.8)
  Purchases of common stock and other capital
    transactions...................................     (16.1)       (7.4)
                                                       ------      -------
Net Cash Used for Financing Activities.............     (87.0)      (22.0)
Effect of Exchange Rate Changes on Cash............      (0.1)       (0.3)
                                                       ------      -------
Net Increase in Cash and Cash Equivalents..........       5.4         3.1
Cash and Cash Equivalents at Beginning of Period...      17.7         4.0
                                                       ------      -------
Cash and Cash Equivalents at End of Period.........    $ 23.1      $  7.1
                                                       ======      =======

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (In millions)
                                  (unaudited)


Note 1 - General Information

Guidant Corporation (Guidant or the Company) designs, develops, manufactures, and markets a broad range of medical devices for use in: (i)cardiac rhythm management; (ii) vascular intervention; and (iii) cardiac and vascular surgery. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. The Company generally distributes its products through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 3 - Inventories

Inventories consisted of the following:

                                           March 31,  December 31,
                                             1998         1997
                                           ---------  ------------

 Finished products                            $ 58.9        $ 52.6
 Work in process                                33.5          35.0
 Raw materials and supplies                     32.1          33.2
                                              ------        ------

                                              $124.5        $120.8
                                              ======        ======

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 4  Intellectual Property Agreement

On April 4, 1998, the Company entered into an agreement with C.R. Bard, Inc.
(Bard), that grants Guidant paid-up licenses to certain patents and settles two patent infringement lawsuits. The agreement also grants Bard licenses to certain non-stent Guidant patents. As a result of this agreement, Guidant recorded a pre-tax charge of $60 million against 1998 first quarter earnings. An additional $40 million was capitalized in other intangible assets and will be amortized over the remaining useful life of the patent, which is in excess of ten years.

Note 5 - Earnings Per Share


The following table sets forth the computation of earnings per share:


                                            Three Months Ended
                                            -------------------
                                                 March 31,
                                                 ---------

                                               1998     1997
                                               -----    ----

Net income                                    $  55.3  $  38.6
                                              =======  =======

Weighted-average common shares outstanding     147.26   146.92
Effect of employee stock options                 3.68     2.08
                                              -------  -------
Weighted-average common shares outstanding
  and assumed conversions                      150.94   149.00
                                              =======  =======
Earnings per share                            $  0.38  $  0.26
                                              =======  =======

Earnings per share--assuming dilution         $  0.37  $  0.26
                                              =======  =======

Note 6  - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. During the first quarter of 1998 and 1997, total comprehensive income amounted to $52.7 and $28.0, respectively based on the adjustments referred to in the preceding sentence. Adoption of this disclosure standard had no effect on the Company's results of operations or financial position as reported elsewhere in the consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements

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

On May 3, 1996, Pacesetter, Inc., filed suit against the Company. The complaint, as subsequently amended, alleges infringement of certain Pacesetter patents and seeks injunctive relief, unspecified damages, and an award of attorney fees. Also in May 1996, Angeion Corporation filed suit against the Company. The complaint, as subsequently amended, alleges infringement of certain Angeion defibrillator patents and seeks injunctive relief, unspecified monetary damages, and an award of attorney fees.

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson and Johnson, filed suit against the Company alleging that the sale of the ACS RX MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. On October 21, 1997, Cordis amended its complaint to include Arterial Vascular Engineering, Inc., Boston Scientific Corporation, and SciMed Life Systems, Inc., as additional defendants. A hearing on the motion for a preliminary injunction was held during the week of February 9, 1998. In the lawsuit, Cordis is seeking injunctive relief and unspecified monetary damages.

On November 5, 1997, Medtronic, Inc., filed suit against the Company alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. In the lawsuit, Medtronic is seeking injunctive relief, monetary damages, and attorney fees.

On December 2, 1997, Cordis filed suit against the Company alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes a patent owned by Cordis. In the lawsuit, Cordis is seeking injunction relief, monetary damages, and attorney fees.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 7 - Contingencies (continued)

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

Note 8 - Subsequent Event

On April 27, 1998, the conditions which require the payment of the additional consideration for the asset acquisition of NeoCardia LLC. were met. As a result, the Company will record an expense of $28.7 million in the second quarter of 1998 which will be treated as purchased research and development expense. See
Part II, Item 1 Legal Proceedings. In addition, see Note 4 to the Company's consolidated financial statements for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Guidant Corporation (Guidant or the Company), an Indiana corporation, is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic devices for use in: (i) cardiac rhythm management (CRM), (ii) vascular intervention (VI), and (iii) cardiac and vascular surgery (CVS). In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator (AICD) systems. The Company also designs, manufactures, and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular arrhythmias. In VI, the Company is a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. In addition, the Company develops, manufactures, and markets products for use in minimally invasive cardiac, vascular, and general surgeries.

The following tables are summaries of the Company's net sales and major costs and expenses:

                                    Three Months Ended March 31,
                                    ----------------------------

                                            1998     1997
                                            ----     ----

                                        (Dollars in millions)
                                             (unaudited)
Cardiac rhythm management                  $185.4   $149.0
Vascular intervention                       267.0    100.8
Cardiac & vascular surgery                   17.9     16.6
                                           ------   ------
   Total net sales                         $470.3   $266.4

Cost of products sold                       107.4     66.8
                                           ------   ------

   Gross profit                             362.9    199.6

Research and development                     62.0     46.0
Sales, marketing, and administrative        135.1     85.4
                                           ------   ------
                                            197.1    131.4

   Income from operations                  $165.8   $ 68.2
                                           ======   ======

                                       As a Percent of Net Sales
                                       -------------------------

                                      Three Months Ended March 31,
                                      ----------------------------

                                            1998     1997
                                            ----     ----
Cardiac rhythm management                    39.4%    55.9%
Vascular intervention                        56.8     37.8
Cardiac & vascular surgery                    3.8      6.3
                                            -----    -----
  Total net sales                           100.0%   100.0%

Cost of products sold                        22.8     25.1
                                            -----    -----

   Gross profit                              77.2     74.9

Research and development                     13.2     17.3
Sales, marketing, and administrative         28.7     32.0
                                            -----    -----
                                             41.9     49.3

   Income from operations                    35.3%    25.6%
                                            =====    =====

Operating Results -- Three Months Ended March 31, 1998

The Company had worldwide net sales of $470.3 million for the three months ended March 31, 1998, reflecting an increase of $203.9 million or 77% over the same period in 1997. Growth in unit volume of 86% was partially offset by net sales price declines, which includes changes in worldwide product mix, of approximately 7% and unfavorable fluctuations in foreign currency exchange rates of approximately 2%.

Net sales of VI products for the three months ended March 31, 1998, were $267.0 million, an increase of $166.2 million or 165% from the first quarter of 1997. This growth in VI sales was primarily due to the continued enthusiastic market-acceptance of the ACS RX MULTI-LINK Coronary Stent System, which was released in the United States in October 1997. Net sales of the ACS RX MULTI-LINK Coronary Stent System during the period were in excess of $180 million. As competitors continue to enter the coronary stent market, there can be no assurances that sales of the ACS RX MULTI-LINK Coronary Stent System will continue at the first quarter's rate. International sales of coronary stents contributed to the quarter's sales growth, due primarily to the February 1998 receipt of approval from Japan's Ministry of Health and Welfare for reimbursement of the ACS RX MULTI-LINK Coronary Stent System and the recent CE Mark approval to launch the ACS MULTI-LINK DUET RX Coronary Stent System in Europe. The ACS MULTI-LINK DUET RX System, the Company's new generation coronary stent, was designed specifically to deliver, deploy, and post-dilate the stent with lower delivery profiles, enhanced radiopacity, increased radial strength and flexibility. The Company also experienced significant sales growth in rapid exchange coronary dilatation catheters, primarily due to the ACS RX ROCKET, released in the United States in November 1997 and in international markets in June 1997. Sales growth during the quarter was partially offset by unit volume declines in perfusion and over-the-wire coronary dilatation and atherectomy catheters, and by lower net average selling prices of most coronary dilatation catheters and guide wires in the United States and Europe. These lower net average selling prices include the impact of product mix changes due to sales growth of rapid exchange coronary dilatation catheters, which have a lower average selling price than perfusion catheters. The Company believes that net average selling prices for coronary dilatation catheters in the market may continue to decline.

Net sales of CRM products for the three months ended March 31, 1998, were $185.4 million, an increase of $36.4 million or 24.4% over the same period in 1997. The Company experienced record sales during the quarter in AICD systems. Sales growth was led by the VENTAK AV, market released in the United States in July 1997; the VENTAK AV II DR, market released in Europe in November 1997 and in the United States in March 1998; the VENTAK AV II DDD, market released in the United States in February 1998 (herein after referred to collectively as VENTAK AV II); and strong worldwide sales of the VENTAK MINI III, released to the U.S. market in late January. The VENTAK AV II DR, the world's first implantable defibrillator system to incorporate dual-chamber adaptive-rate pacing capability, includes comprehensive therapy and diagnostic options to detect and treat tachyarrhythmias, including antitachycardia pacing, cardioversion, and defibrillation. The VENTAK MINI III, the Company's newest in a series of downsized AICDs, is a full featured device that includes single-chamber bradycardia pacing therapy. The device possesses a range of sensing, detection, and diagnostic capabilities required for treating complex arrhythmias. The Company's adaptive-rate pacemaker products also contributed to sales growth during the period, particularly in the United States where sales of these products increased 14% from the same period in 1997. In mid March, the Company announced the European market release of three new pacemaker systems--the CPI DISCOVERY, CPI MERIDIAN and CPI PULSAR devices. The new pacemaker families include single and dual-chamber models featuring adaptive-rate pacing designed to match pacing rates to the patient's activity level. These pacemaker systems include advanced diagnostics designed to provide information that allows the physician to efficiently manage patient therapy decisions and advanced software interfaces for more efficient programming and routine follow up.

Net sales of CVS products for the three months ended March 31, 1998, were $17.9 million, an increase of $1.3 million or 7.8% over the first quarter of 1997. Sales growth occurred primarily in the United States and was driven by the VASOVIEW Balloon Dissection system, the ORIGIN TACKER endoscopic fixation device and custom configurations which incorporate this device along with other CVS products.

The Company experienced sales growth both in the United States and international markets. Net sales in the United States increased 119% to $358.0 million, while international net sales increased 9% to $112.3 million for the first quarter of 1998 compared to the first quarter of 1997. U.S. net sales growth was primarily due to sales of the ACS RX MULTI-LINK Coronary Stent System, VENTAK AV, VENTAK AV II, VENTAK MINI II, VENTAK MINI III, and ACS RX ROCKET. International net sales growth was primarily driven by the ACS RX MULTI-LINK and ACS MULTI-LINK DUET RX Coronary Stent Systems, VENTAK MINI II, VENTAK MINI III, VENTAK AV II, and VENTAK AV. Sales of the ACS RX ROCKET in Europe also contributed to the international sales growth. An unfavorable foreign currency exchange rate impact, due to the strengthening United States dollar, reduced net sales during the quarter by $7.0 million compared to the same period in 1997. This negative impact on gross profit was partially offset by gains from foreign exchange derivative contracts, which were recorded in cost of products sold.

Cost of products sold increased 61% to $107.4 million for the three months ended March 31, 1998, and represented 22.8% of net sales versus 25.1% for the same period last year. This reduction in costs of products sold as a percentage of net sales was due primarily to increased manufacturing volume and favorable mix impact in product sales during the quarter along with continued progress in manufacturing efficiencies.

Research and development expenses of $62.0 million increased $16.0 million or 35% during the first quarter of 1998 compared to the same period in 1997. Increased research and development spending during this period resulted primarily from: (i) development of stent technology for other parts of the vascular anatomy, such as carotid arteries; (ii) development of radiation therapy devices for coronary restenosis; (iii) increased performance-based compensation; (iv) new product development costs related to future generations of AICDs, pacemakers, and programmers; and (v) PMA preparation activities and increased personal costs related to the development of the Company's endovascular grafting systems. Management believes research and development as a percentage of net sales for the year ended December 31, 1998, will be in the 14%-16% range.

Sales, marketing and administrative expenses grew $49.7 million or 58% for the first quarter of 1998 compared to the same period in 1997. This increase was due to: i) variable selling expenses, such as commissions and bonuses, associated with the growth in sales; (ii) increased legal costs associated with various litigation; (iii) promotional expenses related to the recent release of new products; (iv) costs related to the implementation of direct operations in certain emerging markets; (v) increased allowances for uncollectible accounts;
(vi) increased investment in the U.S. field-sales force; and (vii) additional spending at CVS including personnel costs associated with the ramp up of business activities at EndoVascular Technologies, Inc.

During the quarter, the Company attained record levels of operating income. Income from operations of $165.8 million represented 35.3% of net sales during the first quarter of 1998. Income from operations was 25.6% of net sales during the same period in 1997. Sales growth combined with increased gross profit and controlled growth in operating expenses resulted in an increase in income from operations of 143% during the three months ended March 31, 1998, compared to the same period last year.

On April 4, 1998, the Company, entered into an agreement with C.R. Bard, Inc.
(Bard) that grants the Company paid-up licenses to certain patents and settles two patent infringement lawsuits. As a result, the Company recognized a non-recurring, pre-tax charge of $60 million ($38.8 million after tax) against 1998 first quarter earnings in other expenses. An additional $40 million will be capitalized and amortized over the remaining useful life of the patent.

Net other expenses for the three months ended March 31, 1998, without the aforementioned charge, were $20.3 million compared to $4.8 million during the same period in 1997. This increase was due primarily to decreased royalty income on certain vascular intervention technology patents and increased royalty expenses on coronary stents, rapid exchange coronary dilatation catheters, and AICDs. Charges associated with certain obsolete engineering, manufacturing, and support equipment also contributed to the increase in other expenses.

The Company reduced its effective income tax rate in the first quarter of 1998 to 35.3% from 39.1% for the same period in 1997. This decline in the effective income tax rate was primarily due to the realization of benefits from certain tax losses. Management believes the Company's effective income tax rate will remain at or near the current level throughout the year.

Net income for the three months ended March 31, 1998, was $55.3 million. Reported earnings per share-assuming dilution was $0.37. Excluding the aforementioned litigation settlement charge, net income would have been $94.1 million during the first quarter of 1998, compared to $38.6 million in the first quarter of 1997 which represents growth of 144%. Increased other expenses were offset by the reduced effective income tax rate. Earnings per share-assuming dilution, exclusive of the above charge, was $0.62 for the three months ended March 31, 1998, and $0.26 for the same period in 1997.


Liquidity and Financial Condition

The Company generated cash flows which were more than sufficient to fund operations in the first quarter of 1998. Cash and cash equivalents increased to $23.1 million at March 31, 1998, from $17.7 million at December 31, 1997. For the three months ended March 31, 1998, cash provided by operating activities was $145.2 million compared to $41.8 million for the same period in 1997. This increase in cash provided by operating activities was primarily due to the Company's improved net income and amounts payable to Bard at March 31, 1998.

Working capital of $167.6 million at March 31, 1998, doubled from the prior year end level. This increase was primarily due to payments on borrowings and performance-based compensation arrangements which reduced employee compensation accruals. The current ratio at March 31, 1998, was 1.4:1 compared to 1.2:1 at December 31, 1997. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary spending requirements.

Net cash used for investing activities totaled $52.7 million for the three months ended March 31, 1998, compared to $16.4 million for the same period in 1997. The most significant use of cash for investing activities related to $40 million of intangibles acquired as part of the settlement with Bard. Net additions of property and equipment of $19.1 million for the first quarter of 1998 compared to $16.7 million in the first quarter of 1997 were also a significant use of cash from investing activities for both periods.

Net cash used for financing activities totaled $87.0 million and $22.0 million for the three months ended March 31, 1998 and 1997, respectively. Reduction of its borrowings by $69.1 million in the first quarter of 1998 and $12.8 million in the first quarter of 1997, was the Company's most significant use of cash for financing activities. In April 1998, the Company paid $100 million pursuant to its agreement with Bard through the issuance of commercial paper.

At March 31, 1998, the Company had outstanding borrowings of $222.9 through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 5.61%. The commercial paper borrowings are supported by a credit facility aggregating $600.0 million that permits borrowings through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest. The Company expects that a minimum of approximately $180.0 million of borrowings will remain outstanding through the next twelve months and, accordingly, has classified this portion of borrowings as long-term at March 31, 1998. This represents an increase in long-term debt of $100 million from December 31, 1997, which is related to the agreement reached with Bard in the first quarter of 1998.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated cash needs including planned capital expenditures which are expected to be approximately $85.0 million in 1998.

The Company has recognized net deferred tax assets aggregating $106.2 million at March 31, 1998, and $82.4 million at December 31, 1997. The assets relate principally to the establishment of inventory and product related loss reserves, purchased research and development, and, in 1998, the litigation settlement with Bard. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

                                    PART II

                               OTHER INFORMATION




Item 1.  Legal Proceedings

On December 15, 1995, Boston Scientific Corporation and its subsidiary, SciMed Life Systems, Inc. (collectively "BSC") filed suit against the Company's subsidiary, Advanced Cardiovascular Systems, Inc., in the United States District Court of Massachusetts alleging violation of federal and state antitrust laws, as well as state unfair competition and abuse of process law. On October 27, 1997, the Court granted ACS' motion to dismiss the lawsuit. On April 3, 1998, BSC withdrew with prejudice their appeal of the Court's decision.

On May 28, 1996, Origin filed suit against General Surgical Innovation, Inc.
(GSI) in the Northern District of California alleging that GSI's Spacemaker balloon products infringe a patent of Origin. On April 16, 1998, the Court granted GSI's motion for summary judgement and held that the Origin patent is unenforceable.

On April 10, 1998, ACS filed suit against Arterial Vascular Engineering, Inc. in the United States District Court for the Northern District of California alleging infringement of an ACS patent. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

On June 6, 1997, C.R. Bard, Inc. ("Bard") filed suit against the Company and ACS in the U.S. District Court, District of Delaware. The Complaint alleges that certain unspecified ACS dilatation catheters infringe two patents owned by Bard. In addition, on March 18, 1998, Bard filed another lawsuit against ACS, in the U.S. District Court, District of Delaware, alleging infringement of a patent owned by Bard. On April 4, 1998, the Company and Bard entered into an agreement that grants the Company paid-up licenses to certain patents and settles the lawsuit. See Notes 4 and 7 to the consolidated financial statements.

On April 27, 1998, the Company settled a lawsuit filed by Sam F. Liprie. See
Note 8 to the consolidated financial statements. In addition, see Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits. The following documents are filed as exhibits to this report:

               Exhibit 27. Financial Data Schedule

          (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed no Report on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GUIDANT CORPORATION
                                  -------------------
                                  (Registrant)



Date  May 01, 1998                /s/Keith E. Brauer
          ---                     ------------------------------
                                  Keith E. Brauer
                                  Vice President, Finance and
                                  Chief Financial Officer



Date  May 01, 1998                /s/Roger Marchetti
          ---                     ------------------------------
                                  Roger Marchetti
                                  Corporate Controller and
                                  Chief Accounting Officer