Form 10-Q
period 1998-06-30
GUIDANT CORP
filed 1998-07-30
CIK 929987

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1998


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

Yes   X    No ___
     ---

The number of shares of common stock outstanding as of July 17, 1998:

               Class                 Number of Shares Outstanding
               -----                 ----------------------------

               Common                        150,797,575

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

                     GUIDANT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share data)
                                  (unaudited)

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       June 30,               JUNE 30,___
                                                 --------------------   --------------------
                                                    1998      1997        1998        1997
                                                 ---------  ---------   --------    --------
Net sales....................................    $ 487.8     $ 281.8     $ 958.1       548.2

Cost of products sold........................      110.0        73.0       217.4       139.8
                                                 -------     -------     -------      ------

   Gross profit..............................      377.8       208.8       740.7       408.4

Research and development.....................       65.8        46.0       127.8        92.0
Purchased research and development...........       28.7        57.4        28.7        57.4
Sales, marketing, and administrative.........      141.1        90.4       276.2       175.8
                                                 -------     -------     -------      ------

                                                   235.6       193.8       432.7       325.2
                                                 -------     -------     -------      ------

   Income from operations....................      142.2        15.0       308.0        83.2

Other income (expenses):
   Interest, net.............................       (3.5)       (5.0)       (6.9)       (9.9)
   Royalties, net............................      (11.2)        4.9       (20.4)        9.4
   Amortization..............................       (4.6)       (3.8)       (8.3)       (7.9)
   Litigation settlement charge..............         --          --       (60.0)         --
   Other, net................................       (1.2)       (1.6)       (5.2)       (1.9)
                                                 -------     -------     -------      ------

                                                   (20.5)       (5.5)     (100.8)      (10.3)
                                                 -------     -------     -------      ------

Income before income taxes...................      121.7         9.5       207.2        72.9

Income taxes.................................       43.0         5.2        73.2        30.0
                                                 -------     -------     -------      ------

Net income...................................    $  78.7     $   4.3     $ 134.0    $   42.9
                                                 =======     =======     =======      ======

Earnings per share...........................    $  0.53     $  0.03     $  0.91    $   0.29
                                                 =======     =======     =======      ======

Earnings per share-assuming dilution.........    $  0.52     $  0.03     $  0.89    $   0.29
                                                 =======     =======     =======      ======

Dividends paid per share.....................    $0.0125     $0.0125     $ 0.025    $  0.025
                                                 =======     =======     =======      ======

See notes to consolidated financial statements.

                     GUIDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                               JUNE 30,    DECEMBER 31,
                                                 1998          1997
                                              -----------  ------------
                                              (unaudited)
Assets

CURRENT ASSETS
Cash and cash equivalents...................      $ 35.3       $ 17.7

Short-term investments......................          --         13.3

Accounts receivable, net of allowances
   of $13.8(1998) and $9.2 (1997)...........       376.8        371.7

Other receivables...........................         8.1         10.9

Inventories.................................       128.3        120.8

Deferred income taxes.......................        71.3         65.7

Prepaid expenses............................        18.3         25.0
                                                  ------       ------

   Total Current Assets.....................       638.1        625.1


OTHER ASSETS
Goodwill, net of allowances
   of $101.7 (1998) and $95.1 (1997)........       176.9        182.0

Other intangible assets, net of allowances
   of $13.5 (1998) and $11.4 (1997).........        46.4          6.5

Investments.................................        46.5         46.2

Deferred income taxes.......................        25.6         16.7

Sundry......................................        24.8         22.4

Property and equipment......................       592.3        568.7

Less accumulated depreciation...............       244.7        242.6
                                                  ------       ------

Property and equipment, net.................       347.6        326.1
                                                  ------       ------

                                                $1,305.9     $1,225.0
                                                ========     ========

See notes to consolidated financial statements.

                     GUIDANT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                            -----------    -------------
                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable......................                      $     61.5       $   51.7

Employee compensation.................                            90.2          109.9

Other liabilities.....................                           119.7          126.9

Income taxes payable..................                            21.0           40.6

Current portion of long-term debt.....                           123.7          212.2
                                                              --------      ---------

   Total Current Liabilities..........                           416.1          541.3

NONCURRENT LIABILITIES
Long-term debt........................                           160.0           80.0

Other.................................                            25.4           21.9
                                                              --------      ---------

                                                                 185.4          101.9

Commitments and contingencies.........                              --             --

SHAREHOLDERS' EQUITY
Common stock-no par value:
   Authorized shares: 500,000,000 (1998)
                      250,000,000 (1997)
   Issued shares:     150,924,000                                192.5          192.5

Additional paid-in capital............                           200.2          211.1

Retained earnings.....................                           392.9          262.5

Deferred cost, ESOP...................                           (43.4)         (45.8)

Treasury stock, at cost:
   Shares:  102,847  (1998)...........
            178,021  (1997)...........                            (7.1)         (10.8)

Unrealized gain on investments, net...                             3.4            4.2

Cumulative currency translation adjustments                      (34.1)         (31.9)
                                                              --------      ---------

                                                                 704.4          581.8
                                                              --------      ---------

                                                            $  1,305.9       $1,225.0
                                                            ==========      =========

See notes to consolidated financial statements.

                      GUIDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In millions)


                                                                   SIX MONTHS ENDED
                                                                       June 30,
                                                                       --------
                                                                 1998            1997
                                                                ------          ------
                                                                      (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income...............................................    $134.0            $ 42.9

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Depreciation.............................................      24.6              24.3
  Amortization of intangible assets........................       8.3               7.9
  Change in deferred income taxes..........................     (13.5)              2.8
  Other noncash expenses, net..............................      34.3              14.7
                                                               ------            ------
                                                                187.7              92.6

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Receivables, increase....................................     (11.0)            (40.1)
  Inventories, increase....................................     (18.0)            (15.0)
  Prepaid expenses, decrease...............................       6.4               0.7
  Accounts payable and accrued expenses, decrease..........      (9.7)             (1.8)
  Income taxes payable, decrease...........................     (13.7)             (2.2)
  Other liabilities, (decrease) increase...................      (3.1)              0.6
                                                               ------            ------

NET CASH PROVIDED BY OPERATING ACTIVITIES..................     138.6              34.8

INVESTING ACTIVITIES:
  Additions of property and equipment, net.................     (49.5)            (37.2)
  Purchases of available-for-sale securities...............      (0.7)             (4.5)
  Sale/maturity of available-for-sale securities...........      13.1              12.8
  Additions of other assets, net...........................     (47.5)             (4.1)
                                                               -------           -------

NET CASH USED FOR INVESTING ACTIVITIES.....................     (84.6)            (33.0)

FINANCING ACTIVITIES:
  (Decrease)/increase in borrowings........................      (7.4)             18.8
  Dividends................................................      (3.7)             (3.6)
  Purchases of common stock and other capital
   transactions............................................     (25.1)             (7.8)
                                                               -------           -------

NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES.......     (36.2)              7.4

Effect of Exchange Rate Changes on Cash....................      (0.2)             (0.4)
                                                               -------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................      17.6               8.8

Cash and Cash Equivalents at Beginning of Period...........      17.7               4.0
                                                               -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................    $ 35.3            $ 12.8
                                                               =======           =======

See notes to consolidated financial statements.

                     GUIDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In millions)
                                  (unaudited)



NOTE 1 - GENERAL INFORMATION

Guidant Corporation (Guidant or the Company) designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic medical devices for use in: (i) cardiac rhythm management; (ii) vascular intervention; and (iii) cardiac and vascular surgery. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. The Company generally distributes its products through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.


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


NOTE 3 - INVENTORIES

Inventories consisted of the following:

                                        JUNE 30,   DECEMBER 31,
                                         1998         1997
                                       ---------  -------------
     Finished products                   $ 59.2       $ 52.6
     Work in process                       33.5         35.0
     Raw materials and supplies            35.6         33.2
                                         ------       ------

                                         $128.3       $120.8
                                         ======       ======

                     GUIDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS AND INTELLECTUAL PROPERTY AGREEMENT

On April 27, 1998, the conditions which require the payment of the additional consideration for the asset acquisition of NeoCardia, LLC. were met. As a result, the Company recorded a charge of $28.7 million in the second quarter of 1998 which was treated as purchased research and development expense. See Note 4 to the Company's consolidated financial statements for the year ended December 31, 1997.

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


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 June 30,____           JUNE 30, __
                                              ------------------     ------------------
                                                 1998      1997        1998      1997
                                               -------   -------     -------   --------
Net income                                     $  78.7   $   4.3     $ 134.0   $  42.9
                                               =======   =======     =======   =======

Weighted-average common shares outstanding      147.30    147.19      147.28    147.06

Effect of employee stock options                  3.65      2.39        3.58      2.23
                                               -------   -------     -------   -------

Weighted-average common shares outstanding      150.95    149.58      150.86    149.29
                                               =======   =======     =======   =======
  and assumed conversion

Earnings per share                             $  0.53   $  0.03     $  0.91   $  0.29
                                               =======   =======     =======   =======

Earnings per share  assuming dilution          $  0.52   $  0.03     $  0.89   $  0.29
                                               =======   =======     =======   =======


                     GUIDANT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6  - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, the net effect of other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. These items have been historically reported in shareholders' equity. During the second quarter of 1998 and 1997, total comprehensive income
(loss) amounted to $77.5 and $(0.4), respectively, based on the adjustments referred to in the preceding sentence. Total comprehensive income for the six months ended June 30, 1998 and 1997, was $130.2 and $27.6, respectively.

Adoption of this disclosure standard had no effect on the Company's reported results of operations or financial position.


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

injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. On October 21, 1997, Cordis amended its complaint to include Arterial Vascular Engineering, Inc., Boston Scientific Corporation, and SciMed Life Systems, Inc., as additional defendants. A hearing on the motion for a preliminary injunction was held during the week of February 9, 1998. On July 17, 1998, the court denied the motion. In the lawsuit, Cordis is seeking injunctive relief and unspecified monetary damages.

On November 5, 1997, Medtronic, Inc., filed suit against the Company alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. In the lawsuit, Medtronic is seeking injunctive relief, monetary damages, and attorney fees.

On December 2, 1997, Cordis filed suit against the Company alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes a patent owned by Cordis. On April 9, 1998, the Court heard oral arguments on Cordis' motion for a preliminary injunction. In the lawsuit, Cordis is seeking injunctive relief, monetary damages, and attorney fees.

On June 4,1998, Cordis filed another suit against the Company alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes two patents of Cordis. Cordis is seeking injunctive relief and monetary damages.

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

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION

Guidant Corporation (Guidant or the Company), an Indiana corporation, is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic devices for use in: (i) cardiac rhythm management (CRM), (ii) vascular intervention (VI), and (iii) cardiac and vascular surgery (CVS). In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator (AICD) systems. The Company also designs, manufactures, and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular arrhythmias. In VI, the Company is a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. In addition, the Company develops, manufactures, and markets products for use in minimally invasive cardiac and vascular surgeries.

The following tables are summaries of the Company's net sales and major costs and expenses excluding the impact of special charges:

                                       Three Months Ended      Six Months Ended
                                            June 30, _____         June 30, ____
                                      --------------------    -------------------
                                         1998        1997        1998       1997
                                         ----        ----        ----       ----
                                                  (Dollars in millions)
                                                       (unaudited)
Cardiac rhythm management             $  215.1    $  164.4    $  400.5   $  313.4
Vascular intervention                    256.4       101.1       523.4      201.9
Cardiac & vascular surgery                16.3        16.3        34.2       32.9
                                      --------    --------    --------   --------
     Total net sales                  $  487.8    $  281.8    $  958.1   $  548.2

Cost of products sold                    110.0        73.0       217.4      139.8
                                      --------    --------    --------   --------

     Gross profit                        377.8       208.8       740.7      408.4

Research and development                  65.8        46.0       127.8       92.0
Sales, marketing, and administrative     141.1        90.4       276.2      175.8
                                      --------    --------    --------   --------
                                         206.9       136.4       404.0      267.8

Income from operations excluding      $  170.9    $   72.4    $  336.7   $  140.6
                                      ========    ========    ========   ========
   special charges/(1)/

                                               AS A PERCENT OF NET SALES
                                      -------------------------------------------

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                          June 30, _____         JUNE 30, ____
                                      ------------------       ----------------

                                       1998        1997        1998       1997
                                       ----        ----        ----       ----
Cardiac rhythm management              44.1%       58.3%       41.8%      57.2%
Vascular intervention                  52.6        35.9        54.6       36.8
Cardiac & vascular surgery              3.3         5.8         3.6        6.0
                                      -----       -----       -----      -----
     Total net sales                  100.0%      100.0%      100.0%     100.0%

Cost of products sold                  22.6        25.9        22.7       25.5
                                      -----       -----       -----      -----

     Gross profit                      77.4        74.1        77.3       74.5

Research and development               13.5        16.3        13.3       16.8
Sales, marketing, and administrative   28.9        32.1        28.8       32.1
                                      -----       -----       -----      -----
                                       42.4        48.4        42.1       48.9

Income from operations excluding       35.0%       25.7%       35.2%      25.6%
                                      =====       =====       =====      =====
   special charges(1)

/(1)/ Excludes purchased research and development charges of $28.7 million in 1998 and $57.4 million in 1997 which represents the appraised value of in-process research and development recognized in conjunction with the asset acquisition of NeoCardia,LLC.

OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 1998

The Company had worldwide net sales of $487.8 million for the three months ended June 30, 1998, reflecting an increase of $206.0 million or 73% over the same period in 1997. Significant growth in unit volume of 79% was partially offset by net sales price declines of 3%, which includes changes in worldwide product mix, and unfavorable fluctuations in foreign currency exchange rates of 3%.

The Company had worldwide net sales of $958.1 million for the six months ended June 30, 1998, reflecting an increase of $409.9 million or 75% over the six months ended June 30, 1997. Growth in unit volume of 83% was also partially offset by net sales price declines of 5%, including changes in worldwide product mix, and unfavorable fluctuations in foreign currency exchange rates of 3%.

Net sales of VI products of $256.4 million, grew $155.3 million or 154% for the three months ended June 30, 1998, as compared to the same period in 1997. Net sales of VI products for the six months ended June 30, 1998, were $523.4 million, an increase of $321.5 million or 159% over the comparable period in 1997. This growth in VI sales was primarily due to the continued enthusiastic market-acceptance of the ACS RX MULTI-LINK Coronary Stent System, which was released in the United States in October 1997. Worldwide coronary stent sales during the second quarters of 1998 and 1997, were $176.4 million and $20.6 million, respectively. Sales of these products during the first half of 1998 were $360.1 million compared to $39.1 million during the first half of 1997. As competitors continue to enter the coronary stent market, management believes that sales growth of the ACS RX MULTI-LINK Coronary Stent System will not continue at this rate. In the United States, Guidant's coronary stents are largely sold through broad customer agreements involving a wide variety of the Company's vascular interventional products. As interventional system sales and pricing have grown in popularity, individual product line sales figures are becoming less relevant. In the second quarter, over half of the VI sales in the United States were part of a system. International sales of coronary stents also contributed to the Company's sales growth, due primarily to the February 1998 receipt of approval from Japan's Ministry of Health and Welfare for reimbursement of the ACS RX MULTI-LINK Coronary Stent System and the launch of the ACS MULTI-LINK RX DUET Coronary Stent System in Europe in March 1998. The ACS MULTI-LINK RX DUET System, the Company's next generation coronary stent, was designed specifically to deliver, deploy, and post-dilate the stent with lower delivery profiles, enhanced radiopacity, increased radial strength and flexibility. During the quarter, the Company experienced pricing pressure on certain vascular interventional products. The Company believes that pricing pressures may continue in the future.

CRM experienced record sales of $215.1 million during the second quarter of 1998, an increase of $50.7 million or 30.8% from the second quarter of 1997. Net sales of CRM products for the six months ended June 30, 1998, were $400.5 million, an increase of $87.1 million or 27.8% over the same period in 1997. AICD systems again led the sales growth with the VENTAK AV II DR, market released in Europe in November 1997 and in the United States in March 1998; the VENTAK AV II DDD, market released in the United States in February 1998 (hereinafter referred to collectively as VENTAK AV II); and strong worldwide sales of the VENTAK MINI III, released to the U.S. market in January 1998 also contributed to the sales growth. The VENTAK AV II DR, the world's first implantable defibrillator system to incorporate dual-chamber adaptive-rate pacing capability, includes comprehensive therapy and diagnostic options to detect and treat tachyarrhythmias, including antitachycardia pacing, cardioversion, and defibrillation. The VENTAK MINI III, the Company's newest in a series of downsized AICDs, is a full featured device that includes single-chamber bradycardia pacing therapy. The device possesses a range of sensing, detection, and diagnostic capabilities required for treating complex arrhythmias.

The Company's pacemaker products also contributed to sales growth during the period, particularly in the United States where sales of these products increased 23% and 19% for the three and six month periods ended June 30, 1998, from the same periods in 1997. In May 1998, the Company announced the United States market release of the CPI DISCOVERY and CPI MERIDIAN devices. These systems were released in Europe in March of this year. The new pacemaker families include single and dual-chamber models featuring adaptive-rate pacing designed to match pacing rates to the patient's activity level. These pacemaker systems include advanced diagnostics designed to provide information that allows the physician to efficiently manage patient therapy decisions and advanced software interfaces for more efficient programming and routine follow up.

Management believes that sales growth of AICD systems is partially driven by the results of two new studies. Both the Cardiac Arrest Study Hamburg (CASH) and the Canadian Implantable Defibrillator Study (CIDS) support the findings of previous studies, Antiarrhythmics Vs. Implantable Automatic Defibrillators (AVID) and Multicenter Automatic Defibrillator Implantation Trial (MADIT), that implantable cardioverter defibrillators are superior to conventional drug treatment and should continue to be an important therapy option.

Net sales of CVS products for the three months ended June 30, 1998, were $16.3 million, which is level with the same period in the previous year. Net sales of CVS products for the six months ended June 30, 1998, were $34.2 million, an increase of $1.3 million or 4.0% over the comparable period in 1997. Sales growth occurred in the United States and was driven primarily by the VASOVIEW Balloon Dissection system.

The Company experienced sales growth both in the United States and international markets. Net sales in the United States increased 116% to $370.0 million, while international net sales increased 6.6% to $117.8 million for the second quarter of 1998 compared to the second quarter of 1997. For the six months ended June 30, 1998, U.S. net sales increased 117% to $728.0 million and international net sales increased 7.8% to $230.1 million, as compared to the six months ended June 30, 1997. U.S. net sales growth was primarily due to sales of vascular interventional systems, including the ACS RX MULTI-LINK Coronary Stent, VENTAK AV II, and VENTAK MINI III. International net sales growth was primarily driven by the ACS RX MULTI-LINK Coronary Stent System in Japan, ACS MULTI-LINK RX DUET Coronary Stent System, ACS RX ROCKET, VENTAK MINI III, and VENTAK AV II. An unfavorable foreign currency exchange rate impact, due to the strengthening U.S. dollar, reduced net sales during the quarter by $7.6 million compared to the same period in 1997 and by $14.7 million for the six months ended June 30, 1998, as compared to 1997. This negative impact on gross profit was partially offset by gains from foreign exchange derivative contracts, which were recorded in cost of products sold.

Cost of products sold was $110.0 million for the three months ended June 30, 1998, and represented 22.6% of net sales versus 25.9% for the same period last year. Cost of products sold for the six months ended June 30, 1998 was $217.4 million or 22.7% of net sales. For the six months ended June 30, 1997, cost of products sold was $139.8 million or 25.5% of net sales. This reduction in cost of products sold as a percentage of net sales was due primarily to increased manufacturing volume and favorable mix impact in product sales along with continued progress in manufacturing efficiencies.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Research and development expenses of $65.8 million increased $19.8 million or 43.0% during the second quarter of 1998 compared to the same period in 1997. For the six months ended June 30, 1998, research and development expenses increased $35.8 million or 38.9%. Increased research and development spending during this period resulted primarily from: (i) new product development costs related to future generations of AICDs, pacemakers, and programmers; (ii) development of radiation therapy devices for coronary restenosis; (iii) development of stent technology; (iv) clinical evaluation of implantable device systems for treatment of congestive heart failure; (v) PMA preparation activities and increased personnel costs related to the development of the Company's endovascular grafting systems for the minimally invasive repair of abdominal aortic aneurysms (AAA); and (vi) increased performance-based compensation.

On April 27, 1998, the conditions which require the payment of the additional consideration for the asset acquisition of NeoCardia, LLC. were met. As a result, the Company recorded a pre-tax charge of $28.7 million in the second quarter of 1998 which was treated as purchased research and development expense consistent with the treatment of the original acquisition cost.

Sales, marketing, and administrative expenses grew at a rate less than sales, and were up $50.7 million or 56.1% for the second quarter of 1998 compared to the same period in 1997. For the six months ended June 30, 1998, sales, marketing, and administrative expenses increased $100.4 million or 57.1% in comparison to the same period in the prior year. This increase was due to: i) variable selling expenses, such as commissions and bonuses, associated with the growth in sales; (ii) promotional expenses related to the release of new products; (iii) costs related to the implementation of direct operations in certain markets; (iv) increased investment in the U.S. field-sales force; (v) increased allowances for uncollectible accounts; (vi) additional spending at CVS associated with the ramp up of business activities related to products for the treatment of AAA; and (vii) increased legal costs associated with various litigation.

Income from operations of $142.2 million represented 29.1% of net sales during the second quarter of 1998 compared to 5.3% during the same period in 1997. Excluding the impact of purchased research and development charges in 1998 and 1997, income from operations would have been $170.9 million and $72.4 million for the three months ended June 30, 1998, and 1997, respectively. This represents growth in income from operations of 136% and resulted from sales growth combined with increased gross profit and controlled growth in operating expenses. Income from operations for the six months ended June 30, 1998, and 1997, was $336.7 million and $140.6 million, respectively, excluding the purchased research and development charges in both years, representing growth of 139% which was due to the same factors described above.

On April 4, 1998, the Company entered into an agreement with C.R. Bard, Inc.
(Bard) that grants the Company paid-up licenses to certain patents and settles two patent infringement lawsuits. As a result, the Company recognized a non-recurring, pre-tax charge of $60 million ($38.8 million after tax) against 1998 first quarter earnings in other expenses. An additional $40 million was capitalized and will be amortized over the remaining estimated useful life of the patent.

For the three months ended June 30, 1998, the Company had net other expenses of $20.5 million compared to $5.5 million for the same period in the prior year. Net other expenses for the six months ended June 30, 1998, without the aforementioned charge, were $40.8 million compared to $10.3 million during the same period in

1997. These increases were due primarily to decreased royalty income on certain vascular intervention technology patents and increased royalty expenses on coronary stents, rapid exchange coronary dilatation catheters, and AICDs. Charges associated with certain obsolete engineering, manufacturing, and support equipment also contributed to the increase in other expenses.

The Company's effective income tax rate was 35.3% for the three and six months ended June 30, 1998. Without considering the effect of special charges, the effective income tax rate for each of the same periods in 1997 was 39.2%. This decline in the effective income tax rate was primarily due to the realization of benefits from certain tax losses. Management believes the Company's effective income tax rate will remain at or near the current level throughout the year.

Net income for the three months ended June 30, 1998 and 1997, was $78.7 million and $4.3 million, respectively. Earnings per share-assuming dilution was $0.52 and $0.03, respectively. Excluding the aforementioned purchased research and development charges from both periods, net income would have been $97.3 million during the second quarter of 1998, compared to $40.7 million in the second quarter of 1997, which represents growth of 139%. Growth in operating income and the reduced effective income tax rate were the drivers behind this growth in net income. Earnings per share-assuming dilution, exclusive of the above charges, was $0.64 for the three months ended June 30, 1998, and $0.27 for the same period in 1997.

For the six months ended June 30, 1998, net income would have been $191.4 million and earnings per share-assuming dilution would have been $1.27 without the aforementioned special charges. Net income for the six months ended June 30, 1997, excluding the impact of the special charge, would have been $79.3 million and $0.53 per share-assuming dilution.


LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows which were more than sufficient to fund operations in the first half of 1998. Cash and cash equivalents increased to $35.3 million at June 30, 1998, from $17.7 million at December 31, 1997. For the six months ended June 30, 1998, cash provided by operating activities was $138.6 million compared to $34.8 million for the same period in 1997. This increase in cash provided by operating activities was primarily due to the Company's improved net income.

Working capital of $222.0 million at June 30, 1998, increased by $138.2 million from the prior year end level. This increase was primarily due to a reduction of the current portion of long-term debt. The current ratio at June 30, 1998, was 1.5:1 compared to 1.2:1 at December 31, 1997. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $84.6 million for the six months ended June 30, 1998, compared to $33.0 million for the same period in 1997. The most significant use of cash for investing activities related to $40 million of intangibles acquired as part of the Company's settlement with Bard in 1998. Net additions of property and equipment of $49.5 million for the six months ended June 30, 1998, compared to $37.2 million for the same period in 1997, were also a significant use of cash for investing activities during both periods.

Net cash used for financing activities totaled $36.2 million for the six months ended June 30, 1998. Cash provided by operating activities was used to pay down debt in 1998, however, this decline in borrowings was partially offset by the additional commercial paper issued for the aforementioned $100 million payment to Bard. For the six months ended June 30, 1997, financing activities increased cash by $7.4 million. The Company paid $57.4 million in 1997 for the acquisition of NeoCardia through the issuance of commercial paper.

At June 30, 1998, the Company had outstanding borrowings of $283.7 million through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 5.55%. The commercial paper borrowings are supported by a credit facility aggregating $600 million that permits borrowings through January 8, 2001. This credit facility, under which there are currently no outstanding borrowings, carries a variable market rate of interest. The Company expects that a minimum of approximately $160 million of borrowings will remain outstanding through the next twelve months and, accordingly, has classified this portion of borrowings as long-term at June 30, 1998. This represents an increase in long-term debt of $80 million from December 31, 1997, which is related to the aforementioned agreement reached with Bard in the second quarter of 1998.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs including planned capital expenditures which are expected to be approximately $130 million in 1998. The increase over 1997 spending is due in part to the Company's recently announced investment in a manufacturing facility in Ireland.

The Company has recognized net deferred tax assets aggregating $96.9 million at June 30, 1998, and $82.4 million at December 31, 1997. The assets relate principally to the establishment of inventory and product related loss reserves and purchased research and development. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

Other Matters

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the internal readiness of its computer systems and the compatibility of its products sold to customers for handling the year 2000. In addition, the Company is assessing the readiness of third-parties (e.g., customers and suppliers) which interact with the Company's systems. The Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Costs associated with the year 2000 assessment and correction of problems noted are expensed as incurred. Based on management's current assessment, it does not believe that the cost of such actions will have any material effect on the Company's results of operations or financial condition, in part because, for most of its business processes, the Company recently implemented an enterprise-wide system that is year 2000 functional.

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed in the Company's reports on Forms 10-Q and 10-K, including Exhibit 99.1, filed with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings


On May 4, 1998, the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") vacated and remanded a judgment previously entered by the United States District Court for the District of Minnesota (the "Minnesota District Court") in a lawsuit filed by certain entities affiliated with Telectronics Holdings, Ltd. (the "Telectronics Parties") and Pacesetter, Inc. ("Pacesetter") against the Company, two of the Company's subsidiaries (Cardiac Pacemakers, Inc. ("CPI") and Guidant Sales Corporation ("GSC")) and Eli Lilly and Company ("Lilly"). The Telectronics Parties and Pacesetter filed suit in the Minnesota District Court on December 24, 1996, seeking to compel arbitration of the disputes set forth in a separate lawsuit filed by the Company, CPI, GSC, and Lilly against the Telectronics Parties, Pacesetter, St. Jude Medical, Inc. ("St. Jude"), and Ventritex, Inc. ("Ventritex") in Indiana state court on November 26, 1996 (the "State Court Case"). In February 1997, the Minnesota District Court ruled that the disputes in the State Court Case were not subject to arbitration. In vacating and remanding that decision, the Eighth Circuit held that an arbitrator (rather than a court) should decide whether the disputes set forth in the State Court Case are subject to arbitration. On July 8, 1998, the Minnesota District Court entered an Order referring the matter to arbitration, subject to the qualification that "the arbitrator shall determine what role, if any, Pacesetter should have in the arbitration proceeding." The Telectronics Parties and the Company have begun the procedures for selecting an arbitrator. On July 12, 1998, the Company, CPI, GSC, and Lilly requested a voluntary stay of the State Court Case pending completion of the arbitration, which was granted on June 19, 1998. On June 8, 1998, the United States District Court for the Southern District of Indiana also entered an Order staying proceedings (with certain exceptions) in a related patent infringement action filed by CPI, GSC, and Lilly against St. Jude, Pacesetter, and Ventritex.

On June 4, 1998, Cordis Corporation ("Cordis") filed suit against the Company and its subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), in the District Court for the Eastern District of Virginia alleging that the sale of the ACS MULTI-LINK Coronary Stent by ACS infringes two patents of Cordis. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Company's Annual Meeting of Shareholders was held on May 18, 1998.

     (b) At the meeting, the following directors were re-elected to three year terms:

               K. B. Clark
               M. A. Cox, Jr.
               R. W. Dollens
               E. C. Falla


In addition, the following directors continue in office for terms ending in the year indicated:


               J. M. Cornelius - 2000
               J. B. King - 1999
               S. B. King - 1999
               J. K. Moore - 1999
               M. Novitch - 2000
               E. L. Step - 2000
               R. E. Wager - 1999


     (c) The following matters were voted on at the meeting:

     Election of Directors:

           Name                  For      Withheld
           ----                  ---      --------
           K. B. Clark       132,856,120  1,395,991
           M. A. Cox, Jr.    132,873,970  1,378,141
           R. W. Dollens     132,805,189  1,446,922
           E. C. Falla       132,859,459  1,392,652

     Approval of the Guidant Corporation 1998 Stock Plan:

                                                 Broker
            For         Against     Abstain     Non-Votes
            ---         -------     -------     ---------
          83,819,343    39,924,788  261,317     10,246,663

     Approval of Amendment to the Company's Amended and Restated Articles of
Incorporation:

            For          Against    Abstain
            ---          -------    -------
         125,363,891     8,627,212  261,008

     Ratification of appointment of Ernst & Young LLP as Independent Auditors:

            For          Against    Abstain
            ---          -------    -------
        133,833,148      325,388    93,575

Item 5.  Other Information.

     The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline is February 7, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are filed as exhibits to this Report:


                3.1  Amended Articles of Incorporation
               10.1  Guidant Corporation 1998 Stock Plan
               27.1  Financial Data Schedule
               99.1  Factors Possibly Affecting
                     Future Operating Results.


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


                                   GUIDANT CORPORATION
                                   -------------------
                                   (Registrant)



Date  July 30, 1998                /s/ Keith E. Brauer
                                   ----------------------------
                                   Keith E. Brauer
                                   Vice President, Finance and
                                   Chief Financial Officer



Date  July 30, 1998                /s/ Roger Marchetti
                                   ----------------------------
                                   Roger Marchetti
                                   Corporate Controller and
                                   Chief Accounting Officer

                                 Exhibit List


                3.1  Amended Articles of Incorporation
               10.1  Guidant Corporation 1998 Stock Plan
               27.1  Financial Data Schedule
               99.1  Factors Possibly Affecting
                     Future Operating Results.