Form 10-Q
period 1998-09-30
GUIDANT CORP
filed 1998-11-03
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998


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


Yes   X        No
    -----         -----

The number of shares of common stock outstanding as of October 22, 1998:


                  Class                 Number of Shares Outstanding
                  -----                 ----------------------------
                  Common                         150,639,240

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GUIDANT CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                     (In millions, except per-share data)
                                  (unaudited)

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                        -------------------   -------------------
                                          1998       1997       1998       1997
                                        --------   --------   --------   -------

Net sales.............................  $  445.4    $ 284.2   $1,403.5   $ 832.4

Cost of products sold.................      95.7       70.3      313.1     210.1
                                        --------    -------   --------   -------

   Gross profit.......................     349.7      213.9    1,090.4     622.3

Research and development..............      70.0       50.2      197.8     142.2
Purchased research and development....      90.0         --      118.7      57.4
Sales, marketing, and administrative..     135.2       93.3      411.4     269.1
                                        --------    -------   --------   -------

                                           295.2      143.5      727.9     468.7
                                        --------    -------   --------   -------


   Income from operations.............      54.5       70.4      362.5     153.6

Other income (expenses):
   Interest, net......................      (3.2)      (4.9)     (10.1)    (14.8)
   Royalties, net.....................     (11.4)       3.3      (31.8)     12.7
   Amortization.......................      (4.8)      (3.8)     (13.1)    (11.7)
   Litigation settlement charges......    (200.0)        --     (260.0)       --
   Other, net.........................       0.4       (0.9)      (4.8)     (2.8)
                                        --------    -------   --------   -------

                                          (219.0)      (6.3)    (319.8)    (16.6)
                                        --------    -------   --------   -------

Income(loss)before income taxes.......    (164.5)      64.1       42.7     137.0

Income taxes..........................      12.5       23.8       85.7      53.8
                                        --------    -------   --------   -------

Net income(loss)......................   ($177.0)   $  40.3     ($43.0)  $  83.2
                                        ========    =======   ========   =======

Earnings(loss)per share...............    ($1.20)   $  0.27     ($0.29)  $  0.57
                                        ========    =======   ========   =======

Earnings(loss)per share-
   assuming dilution..................    ($1.20)   $  0.27     ($0.29)  $  0.56
                                        ========    =======   ========   =======

Dividends paid per share..............  $ 0.0125    $0.0125   $ 0.0375   $0.0375
                                        ========    =======   ========   =======




See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                              September 30,   December 31,
                                                   1998           1997
                                              --------------  ------------
                                               (unaudited)
Assets

Current Assets
Cash and cash equivalents...................      $ 28.7         $ 17.7

Short-term investments......................          --           13.3

Accounts receivable, net of allowances
   of $19.3(1998)and $9.2(1997).............       366.5          371.7

Other receivables...........................         8.2           10.9

Inventories.................................       162.7          120.8

Deferred income taxes.......................        64.9           65.7

Prepaid expenses............................        20.7           25.0
                                                  ------         ------

   Total Current Assets.....................       651.7          625.1



Other Assets
Goodwill, net of allowances
   of $105.7(1998)and $95.1(1997)...........       245.4          182.0

Other intangible assets, net of allowances
   of $15.0(1998)and $11.4(1997)............        44.9            6.5

Investments.................................        44.7           46.2

Deferred income taxes.......................        62.8           16.7

Sundry......................................        31.1           22.4

Property and equipment......................       622.2          568.7

Less accumulated depreciation...............       256.5          242.6
                                                  ------         ------

Property and equipment, net.................       365.7          326.1
                                                  ------         ------

                                                $1,446.3       $1,225.0
                                                ========       ========




See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                                 September 30,       December 31,
                                                      1998               1997
                                                 --------------      -------------
                                                  (unaudited)
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable............................    $   71.8           $   51.7

Employee compensation.......................       115.2              109.9

Other liabilities...........................       144.7              126.9

Income taxes payable........................         5.4               40.6

Payable to Sulzer Medica....................       200.0                 --

Current portion of long-term debt...........          --              212.2
                                                 -------            -------

   Total Current Liabilities................       537.1              541.3



Noncurrent Liabilities
Long-term debt..............................       361.6               80.0

Other.......................................        29.8               21.9
                                                 -------            -------

                                                   391.4              101.9

Commitments and contingencies...............          --                 --

Shareholders' Equity
Common stock-no par value:
   Authorized shares:   500,000,000 (1998)
                        250,000,000 (1997)
   Issued shares:       150,924,000.........        192.5              192.5

Additional paid-in capital..................        199.5              211.1

Retained earnings...........................        214.0              262.5

Deferred cost, ESOP.........................        (42.2)             (45.8)

Treasury stock, at cost:
   Shares:  286,055  (1998).................
            178,021  (1997).................        (21.3)             (10.8)

Unrealized gain on investments, net.........           --                4.2

Cumulative currency translation adjustments.        (24.7)             (31.9)
                                                 --------           --------

                                                    517.8              581.8
                                                 --------           --------

                                                 $1,446.3           $1,225.0
                                                 ========           ========


See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                     Consolidated Statements of Cash Flow
                                 (In millions)

                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          1998      1997
                                                        -------    ------
                                                           (unaudited)
Cash Provided by Operating Activities:
  Net income (loss)..................................   $ (43.0)   $ 83.2

Adjustments to Reconcile Net Income (Loss) to Cash
 Provided by Operating Activities:
  Depreciation.......................................      38.2      37.8
  Amortization of intangible assets..................      13.1      11.7
  Change in deferred income taxes....................     (42.3)     12.9
  Other noncash expenses, net........................      54.1      10.4
                                                        -------    ------
                                                           20.1     156.0

Changes in Operating Assets and Liabilities:
  Receivables, decrease (increase)...................       2.4     (49.6)
  Inventories, increase..............................     (57.0)    (23.7)
  Prepaid expenses, decrease (increase)..............       5.3      (2.0)
  Accounts payable and accrued expenses, increase....      18.4      13.2
  Income taxes payable, (decrease) increase..........     (27.8)      1.0
  Other liabilities, increase........................       2.8       4.6
  Payable to Sulzer Medica...........................     200.0        --
                                                        --------   ------
Net Cash Provided by Operating Activities............     164.2      99.5

Investing Activities:
  Additions of property and equipment, net...........     (76.6)    (53.2)
  Purchases of available-for-sale securities.........      (1.2)     (7.6)
  Sale/maturity of available-for-sale securities.....      13.1      17.8
  Additions of other assets, net.....................     (56.6)    (23.6)
  Acquisition, net of cash acquired..................     (49.0)       --
                                                        -------    ------

Net Cash Used for Investing Activities...............    (170.3)    (66.6)

Financing Activities:
  Increase (decrease) in borrowings, net.............      69.6      (8.5)
  Dividends..........................................      (5.5)     (5.5)
  Purchases of common stock and other capital
   transactions......................................     (47.0)    (12.2)
                                                        -------    ------

Net Cash Provided by (Used in) Financing Activities..      17.1     (26.2)

Effect of Exchange Rate Changes on Cash..............        --      (0.5)
                                                        -------    ------

Net Increase in Cash and Cash Equivalents............      11.0       6.2

Cash and Cash Equivalents at Beginning of Period.....      17.7       4.1
                                                        -------    ------

Cash and Cash Equivalents at End of Period...........   $  28.7    $ 10.3
                                                        =======    ======

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

Note 3 - Inventories

Inventories consisted of the following:

                                      September 30,    December 31,
                                           1998            1997
                                      -------------    ------------
     Finished products                    $ 72.8          $ 52.6
     Work in process                        47.6            35.0
     Raw materials and supplies             42.3            33.2
                                          ------          ------
                                          $162.7          $120.8
                                          ======          ======

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 4 -- Acquisitions and Intellectual Property Agreement

On September 21, 1998, the Company announced the signing of a definitive agreement to acquire the Electrophysiology business, of Sulzer Medica Ltd (Sulzer Medica), for a purchase price between $775 million and $850 million. This business is one of the leading manufacturers of bradycardia pacemakers in the world. The final purchase price will be determined according to the aggregate sales volume in the first half of 1998 produced by the U.S. independent sales representatives of the Electrophysiology business who, prior to transaction closing, agree to become employees of Guidant. As of October 27, 1998, sales representatives responsible for producing at least 50% of the aggregate U.S. sales volume have accepted offers to become Guidant employees. On November 2, 1998, the Company announced that it has received a request for additional information under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. The Company intends to promptly comply and views the request as not unusual for a transaction of this nature.

The acquisition will be accounted for by the purchase method and has resulted in a pre-tax charge of $200 million in the third quarter of 1998. This charge represents the portion of the purchase price allocated to settlement of the intellectual property litigation between Guidant and Intermedics, Inc., a division of Sulzer Medica. The settlement will be paid regardless of the consummation of the acquisition, which is expected to occur in the fourth quarter of 1998 or the first quarter of 1999. Additional charges will be incurred for purchased research and development when the transaction closes. If Guidant terminates the agreement, in certain circumstances, the Company must pay Sulzer Medica an additional $50 million break-up fee. The Company intends to finance this acquisition with debt through a combination of commercial paper and the issuance of long-term securities.

On September 15, 1998, Guidant completed its cash tender offer for all of the outstanding common shares of InControl, Inc. (InControl), at a total cost of $137.5 million. InControl is a pioneer in the development of device technology for the treatment of atrial arrhythmias. The acquisition has been accounted for under the purchase method and resulted in a pre-tax charge of $90 million related to the appraised value of in-process research and development. Goodwill of approximately $70 million acquired in this acquisition will be amortized using the straight-line method over 15 years. The results of InControl's operations have been included in the Company's consolidated results of operations from the

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 4 - Acquisitions and Intellectual Property Agreement (continued)

date of acquisition and did not have a material pro forma impact on the Company's operations. This acquisition was financed through the issuance of commercial paper.

On April 27, 1998, the conditions which required the payment of additional consideration for the asset acquisition of NeoCardia, LLC. were met. As a result, the Company recorded a pre-tax charge of $28.7 million in the second quarter of 1998 which was treated as purchased research and development expense.

On April 4, 1998, the Company entered into an agreement with C.R. Bard, Inc. that settled two patent infringement lawsuits and granted Guidant paid-up licenses to certain patents. As a result of this agreement, Guidant recorded a pre-tax charge of $60 million against 1998 first quarter earnings. An additional $40 million was capitalized in other intangible assets and will be amortized over the remaining useful life of the patent, which is in excess of ten years.


Note 5 - Earnings Per Share

The following table sets forth the computation of earnings per share:

                                               Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                               ------------------     ------------------
                                                 1998       1997        1998       1997
                                                 ----       ----        ----       ----

Net income                                     ($177.0)    $ 40.3     ($ 43.0)    $ 83.2
                                               =======     ======     =======     ======

Weighted-average common shares outstanding      147.33     147.25      147.30     147.12

Effect of employee stock options                    --       2.76          --       2.41
                                               -------     ------     -------     ------


Weighted-average common shares outstanding
  and assumed conversions                       147.33     150.01      147.30     149.53
                                               =======     ======     =======     ======

Earnings per share                              ($1.20)    $ 0.27      ($0.29)    $ 0.57
                                               =======     ======     =======     ======

Earnings per share-assuming dilution            ($1.20)    $ 0.27      ($0.29)    $ 0.56
                                               =======     ======     =======     ======

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 6 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires companies to report, in addition to net income, the net effect of other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. These items have been historically reported in shareholders' equity.

During the third quarter of 1998 and 1997, total comprehensive (loss) income amounted to ($171.1) and $39.5, respectively, based on the adjustments referred to in the preceding paragraph. Total comprehensive (loss) income for the nine months ended September 30, 1998 and 1997, was ($40.9) and $67.1, respectively.

Adoption of this disclosure standard had no effect on the Company's reported results of operations or financial position.


Note 7 - New Accounting Pronouncements

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and capitalized interest. Prior to adoption of SOP 98-1, the Company expensed these costs as incurred. The effect of this change in accounting principle on consolidated earnings during the current year is immaterial.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which provides new guidance on the financial reporting of start-up costs and organization costs. Guidant is required to adopt this new guidance effective January 1, 1999. Management anticipates that adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In December 1997, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued and is effective for the Company's 1998

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 7 - New Accounting Pronouncements (continued)

fiscal year. The statement revises current disclosure requirements for employers' pensions and other retirees' benefits. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This new accounting pronouncement, which establishes accounting and reporting standards for derivative financial instruments and hedging activities, is required to be adopted in fiscal years beginning after June 15, 1999. The statement will require, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings.

Management has not yet determined what the effect of Statement No. 133 will be on the Company or when the statement will be adopted.


Note 8 - Contingencies

The Company is a party to various legal actions which have occurred in the normal course of business.

In the third quarter, the Company settled its patent litigation with Intermedics, Inc., a division of Sulzer Medica, USA, Inc. Refer to Note 4 and
Part II Item 1, Legal Proceedings, for details.

In a lawsuit originally filed on May 31, 1994, in the Northern District of California, SciMed Life Systems, Inc. (SciMed), alleges that the ACS RX ELIPSE Coronary Dilatation Catheter infringes patents owned by SciMed. Subsequently, the complaint was amended to further allege infringement by the ACS RX MULTI-LINK Coronary Stent System. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 8 - Contingencies (continued)

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

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson and Johnson, filed suit against the Company alleging that the sale of the ACS RX MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. On October 21, 1997, Cordis amended its complaint to include Arterial Vascular Engineering, Inc. (AVE), Boston Scientific Corporation, and its subsidiary, SciMed, as additional defendants. A hearing on the motion for a preliminary injunction was held during the week of February 9, 1998. On July 17, 1998, the court denied Cordis' motion for preliminary injunction. In the lawsuit, Cordis is seeking injunctive relief and unspecified monetary damages.

On November 6, 1997, Medtronic, Inc., filed suit against the Company alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. In the lawsuit, Medtronic is seeking injunctive relief, monetary damages, and attorney fees.

On December 2, 1997, Cordis filed suit against the Company alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis.
On April 9, 1998, the Court heard oral arguments on Cordis' motion for a preliminary injunction. In the lawsuit, Cordis is seeking injunctive relief, monetary damages, and attorney fees. A separate lawsuit filed against the Company in December 1997 in the Netherlands alleges infringement of the European equivalents of these patents. On October 5, 1998, Cordis filed a request for an interim injunction against the ACS RX ROCKET Coronary Dilatation Catheter and the ACS MULTI-LINK DUET Coronary Stent System. A hearing is scheduled for December 9, 1998, in the Hague on Cordis' request.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 8 - Contingencies (continued)

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

An arbitration was held between SciMed and the Company in May 1998, to determine whether the ACS COMET, ACS COMET VP, ACS ROCKET Coronary Dilatation Catheters, and ACS RX MULTI-LINK HP Coronary Stent System were reasonable modifications under the 1991 ACS/SciMed Settlement Agreement, and therefore immune from suit by patents owned by SciMed. On August 17, 1998, the Arbitration Panel by a 2-1 majority held in a Draft Determination that these products were not reasonable modifications. The Company has requested reconsideration of the Draft Determination.

On June 4, 1998, Cordis filed another suit against the Company alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes two patents of Cordis. On August 7, 1998, the court granted the Company's motion to transfer the case to California. Cordis is seeking injunctive relief and monetary damages.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Guidant Corporation (Guidant or the Company), an Indiana corporation, is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic devices for use in: (i) cardiac rhythm management (CRM), (ii) vascular intervention (VI), and (iii) cardiac and vascular surgery (CVS). The Company is a worldwide leader in automatic implantable cardioverter defibrillator (AICD) systems. The Company also designs, manufactures, and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular arrhythmias. Guidant is also a worldwide leader in minimally invasive procedures used for opening blocked coronary arteries. In addition, the Company develops, manufactures, and markets products for use in minimally invasive cardiac and vascular surgeries.

The following tables are summaries of the Company's net sales and major costs and expenses excluding the impact of purchased research and development charges:

                                             Three Months Ended      Nine Months Ended
                                             September 30, ____       September 30, ____
                                             -------------------      ------------------
                                              1998         1997        1998        1997
                                              ----         ----        ----        ----
                                                        (Dollars in millions)
                                                             (unaudited)
Cardiac rhythm management                    $213.4       $172.9      $  613.9    $486.3
Vascular intervention                         216.0         95.8         739.4     297.7
Cardiac & vascular surgery                     16.0         15.5          50.2      48.4
                                             ------       ------      --------    ------
   Total net sales                           $445.4       $284.2      $1,403.5    $832.4

Cost of products sold                          95.7         70.3         313.1     210.1
                                             ------       ------      --------    ------

   Gross profit                               349.7        213.9       1,090.4     622.3

Research and development                       70.0         50.2         197.8     142.2
Sales, marketing, and administrative          135.2         93.3         411.4     269.1
                                             ------       ------      --------    ------
                                              205.2        143.5         609.2     411.3
Income from operations excluding
 purchased research and development charges  $144.5(2)    $ 70.4      $  481.2(1) $211.0(1)
                                             ======       ======      ========    ======

                                                             As a Percent of Net Sales
                                                     ------------------------------------------
                                                     Three Months Ended      Nine Months Ended
                                                     September 30, ____      September 30, ____
                                                     -------------------     ------------------
                                                      1998         1997        1998       1997
                                                      ----         ----        ----       ----
Cardiac rhythm management                             47.9%        60.8%       43.7%      58.4%
Vascular intervention                                 48.5         33.7        52.7       35.8
Cardiac & vascular surgery                             3.6          5.5         3.6        5.8
                                                     -----        -----       -----      -----
   Total net sales                                   100.0%       100.0%      100.0%     100.0%

Cost of products sold                                 21.5         24.7        22.3       25.2
                                                     ------        -----      -----      -----

   Gross profit                                       78.5         75.3        77.7       74.8

Research and development                              15.7         17.7        14.1       17.1
Sales, marketing, and administrative                  30.4         32.8        29.3       32.3
                                                    ------        -----       -----      -----
                                                      46.1         50.5        43.4       49.4
Income from operations excluding
 purchased research and development charges           32.4%(2)     24.8%       34.3%(1)   25.4%(1)
                                                     =====        =====       =====      =====


/(1)/Excludes purchased research and development charges of $118.7 million in 1998 and $57.4 million in 1997 which represents the appraised value of in-process research and development recognized in conjunction with the acquisitions of InControl, Inc. and NeoCardia, LLC.

/(2)/Excludes purchased research and development charge of $90 million in 1998 related to the acquisition of InControl, Inc.

Operating Results -- Three and Nine Months Ended September 30, 1998

The Company had worldwide net sales of $445.4 million for the three months ended September 30, 1998, reflecting an increase of $161.2 million or 57% over the same period in 1997. Significant growth in unit volume of 58% was partially offset by unfavorable fluctuations in foreign currency exchange rates of 1%. Net price mix impacts, including changes in worldwide product mix, were negligible during the period.

The Company had worldwide net sales of $1,403.5 million for the nine months ended September 30, 1998, reflecting an increase of $571.1 million or 69% over the nine months ended September 30, 1997. Growth in unit volume of 74% was partially offset by net sales price declines of 3%, including changes in worldwide product mix, and unfavorable fluctuations in foreign currency exchange rates of 2%.

Net sales of VI products of $216.0 million, grew $120.2 million or 125% for the three months ended September 30, 1998, as compared to the same period in 1997. Net sales of VI products for the nine months ended September 30, 1998, were $739.4 million, an increase of $441.7 million or 148% over the comparable period in 1997. This sales growth was primarily due to the continued enthusiastic market-acceptance of the ACS RX MULTI-LINK Coronary Stent System, which was market released in the United States in October 1997. Worldwide coronary stent sales during the third quarters of 1998 and 1997 were $138.6 million and $17.7 million, respectively. Sales of these products during the nine months ended September 30, 1998 were $498.7 million compared to $56.8 million during the same period in 1997. Although Management believes coronary stent sales in the fourth quarter of 1998 will be comparable to the third quarter of 1998, they will decline relative to the fourth quarter of 1997. In the United States, Guidant's coronary stents are largely sold through broad customer agreements involving a wide variety of the Company's vascular interventional products. As intervention system sales and pricing have grown in popularity, individual product line sales figures are becoming less relevant. Therefore, the Company may choose alternate methods for reporting these sales in the future.

International sales of coronary stents also contributed to the Company's sales growth, due primarily to the launch of the ACS MULTI-LINK RX DUET Coronary Stent System in Europe in March 1998 and the February 1998 receipt of approval from Japan's Ministry of Health and Welfare for reimbursement of the ACS RX MULTI-LINK Coronary Stent System. The ACS MULTI-LINK RX DUET System, the Company's newest generation coronary stent, was designed specifically to deliver, deploy, and post-dilate the stent with lower delivery profiles, enhanced radiopacity, increased radial strength and flexibility.

The MULTI-LINK DUET System now constitutes nearly 90% of Guidant's European stent unit revenue and is the primary contributor to Guidant's leading coronary stent market position in Europe. The Company filed for U.S. approval for market release of this product in May 1998. During the periods, the Company experienced pricing pressure on certain other VI products, such as balloon dilatation catheters, although pricing in the U.S. stent market appears to have stabilized. The Company believes that pricing pressures on non-stent VI products may continue through the remainder of 1998.

CRM had sales of $213.4 million during the third quarter of 1998, an increase of $40.5 million or 23.4% from the third quarter of 1997. Net sales of CRM products for the nine months ended September 30, 1998, were $613.9 million, an increase of $127.6 million or 26.2% over the same period in 1997. AICD systems again led the sales growth with the VENTAK AV II DR, market released in the United States in March 1998, and strong worldwide sales of the VENTAK MINI III, released to the U.S. market in February 1998. The VENTAK AV II DR, the world's first implantable defibrillator system to incorporate dual-chamber adaptive-rate pacing capability, includes comprehensive therapy and diagnostic options to detect and treat tachyarrhythmias, including antitachycardia pacing, cardioversion, and defibrillation. The fourth generation of this product, the VENTAK AV III DR, was recently launched in the United States. This device is 20 percent smaller than the VENTAK AV II DR and has additional diagnostic capabilities.

The Company's pacemaker products also contributed to sales growth during the period, particularly in the United States where sales of these products increased 34.9% and 24.5% for the three and nine month periods ended September 30, 1998, from the same periods in 1997. In May 1998, the Company announced the U.S. market release of the CPI DISCOVERY and CPI MERIDIAN devices. These systems were market released in Europe in March of this year. The new pacemaker families include advanced diagnostics and single and dual-chamber models featuring adaptive-rate pacing designed to match pacing rates to the patient's activity level.

Net sales of CVS products for the three months ended September 30, 1998, were $16.0 million, which represents 3.2% growth over the same period in the previous year. Net sales of CVS products for the nine months ended September 30, 1998, were $50.2 million, an increase of $1.8 million or 3.7% over the comparable period in 1997. Sales growth occurred in the United States and was driven primarily by the VASOVIEW Balloon Dissection system. The VASOVIEW UNIPORT Endoscopic Vessel Harvesting System was released worldwide in August 1998. This represents a significant technological advance for the VASOVIEW

System by enabling rapid, atraumatic harvesting of the saphenous vein for use in coronary artery bypass surgery.

The Company experienced sales growth both in the United States and international markets. Net sales in the United States increased 76.4% to $320.2 million, while international net sales increased 21.9% to $125.2 million for the third quarter of 1998 compared to the third quarter of 1997. For the nine months ended September 30, 1998, U.S. net sales increased 103% to $1,048.3 million and international net sales increased 12.4% to $355.2 million, as compared to the nine months ended September 30, 1997. U.S. net sales growth was primarily due to sales of the ACS RX MULTI-LINK Coronary Stent, VENTAK AV II DR, and VENTAK MINI
III. International net sales growth was primarily driven by the ACS MULTI-LINK RX DUET Coronary Stent System in Europe, ACS RX MULTI-LINK Coronary Stent System in Japan, VENTAK MINI III, and VENTAK AV II DR. An unfavorable foreign currency exchange rate impact, due to the continued strength of the U.S. dollar, reduced net sales during the quarter by $4.2 million compared to the same period in 1997 and by $18.6 million for the nine months ended September 30, 1998, as compared to 1997. This negative impact on gross profit was partially offset by gains from foreign exchange derivative contracts, which were recorded in cost of products sold.

Although Management believes total sales in the fourth quarter of 1998 may exceed the third quarter of 1998, they could decline relative to the record fourth quarter of 1997, due primarily to the U.S. market release and enthusiastic acceptance of the ACS RX MULTI-LINK Coronary Stent which accounted for sales of over $200 million during that period.

Cost of products sold was $95.7 million for the three months ended September 30, 1998, and represented 21.5% of net sales versus 24.7% for the same period last year. Cost of products sold for the nine months ended September 30, 1998 was $313.1 million or 22.3% of net sales. For the nine months ended September 30, 1997, cost of products sold was $210.1 million or 25.2% of net sales. This reduction in cost of products sold as a percentage of net sales was due primarily to increased manufacturing volume and favorable mix impact in product sales along with continued progress in manufacturing efficiencies. Management believes that cost of products sold as a percentage of net sales will be maintained at or near the year-to-date rate during the fourth quarter.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Research and development expenses of $70.0 million increased $19.8 million or 39.4% during the third quarter of 1998 compared to the same period in 1997. For the nine months ended September 30, 1998, research and development expenses increased $55.6 million or 39.1%. Increased research and development spending during this period resulted primarily from: (i) new product development costs related to future generations of AICDs, pacemakers, and programmers; (ii) development of radiation therapy devices for coronary restenosis; (iii) development of stent technology for other parts of the vascular anatomy, such as carotid arteries;
(iv) increased performance-based compensation; (v) PMA preparation activities and increased personnel costs related to the development of the Company's endovascular grafting systems for the minimally invasive repair of abdominal aortic aneurysms (AAA); and (vi) clinical evaluation of implantable device systems for treatment of congestive heart failure.

In September 1998, Guidant completed its acquisition of InControl, Inc., a pioneer in the development of device technology for the treatment of atrial arrhythmias, at a total cost of $137.5 million. As a result, the Company recorded a $90 million pre-tax charge related to the appraised value of in-process research and development ($58.2 million after tax). InControl's operating results have been included in the Company's consolidated results of operations from the date of acquisition. Goodwill of approximately $70 million acquired in this acquisition will be amortized using the straight-line method over 15 years.

On April 27, 1998, the conditions which require the payment of the additional consideration for the asset acquisition of NeoCardia, LLC. were met. As a result, the Company recorded a pre-tax charge of $28.7 million in the second quarter of 1998 which was treated as purchased research and development expense consistent with the treatment of the original acquisition cost in the second quarter of 1997.

Sales, marketing, and administrative expenses grew $41.9 million or 44.9%, a rate less than sales for the third quarter of 1998 compared to the same period in 1997. For the nine months ended September 30, 1998, sales, marketing, and administrative expenses increased $142.3 million or 52.9% in comparison to the same period in the prior year. This increase was due to: (i) variable selling expenses, such as commissions and bonuses, associated with the extraordinary growth in sales; (ii) promotional expenses related to the release of new products; (iii) costs related to the implementation of direct operations in certain markets; (iv) increased investment in the U.S. field-sales force; (v) increased allowances for uncollectible accounts; (vi) additional spending at CVS associated with the ramp up of business activities related to products for the treatment of AAA; and (vii) increased legal costs associated with various litigation. Sales, marketing, and administrative expenses have decreased as a percent of sales to 30.4% for the three months ended September

30, 1998, versus 32.8% for the same period in 1997. For the nine months ended September 30, 1998 and 1997, these percentages were 29.3% and 32.3%, respectively.

Income from operations in the third quarter of 1998, including the aforementioned purchased research and development charge, was $54.5 million. Excluding the impact of this purchased research and development charge, income from operations would have been $144.5 million or 32.4% of sales compared to $70.4 million or 24.8% of sales for the three months ended September 30, 1997. This growth in adjusted income from operations of 105%, resulted from sales growth combined with increased gross profit and controlled growth in operating expenses. Income from operations for the nine months ended September 30, 1998, and 1997, was $481.2 million and $211.0 million, respectively, excluding the purchased research and development charges in both years. This represents growth of 128% which was due to the same factors described above.

On September 21, 1998, the Company announced the signing of a definitive agreement with Sulzer Medica to purchase its Electrophysiology business. The total purchase price of this enterprise will range between $775 million and $850 million. Although this planned acquisition is expected to close in the fourth quarter of 1998 or the first quarter of 1999, a one-time charge of $200 million was recorded in the third quarter of 1998. This charge represents the portion of the purchase price that is allocable to settlement of the Company's intellectual property litigation with Intermedics, Inc. Additional charges will be incurred for purchased research and development when this acquisition closes. The Company intends to finance this acquisition through a combination of commercial paper and the issuance of long-term debt securities. On November 2, 1998, the Company announced that it has received a request for additional information under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. The Company intends to promptly comply and views the request as not unusual for a transaction of this nature.

On April 4, 1998, the Company entered into an agreement with C.R. Bard, Inc.
(Bard) that settled two patent infringement lawsuits and grants the Company paid-up licenses to certain patents. As a result, the Company recorded a non-recurring, pre-tax charge of $60 million ($38.8 million after tax) against 1998 first quarter earnings in other expenses. An additional $40 million was capitalized and will be amortized over the remaining estimated useful lives of the patents.

For the three months ended September 30, 1998, the Company had net other expenses of $219.0 million, including the aforementioned $200 million intellectual property litigation charge, compared to $6.3 million for the same period in the prior year. Net other expenses for the nine months ended September 30, 1998, without the aforementioned charge, were $59.8 million compared to $16.6 million during the same period in 1997. The increase in adjusted other expenses for both periods was due primarily to decreased royalty income on certain vascular intervention technology patents and increased royalty expenses driven by sales growth of coronary stents, rapid exchange coronary dilatation catheters, and AICDs.

Without considering the effect of special charges, the effective income tax rate for both the three and nine month periods in 1998 was 35.3%. For the comparable periods in 1997, the effective income tax rates were, excluding the effect of special charges, 36.0% and 38.1%, respectively. This decline in the effective income tax rate was primarily due to the realization of benefits from certain tax losses.

Net loss for the three and nine month periods ending September 30, 1998, was ($177.0) million and ($43.0) million, respectively. Loss per share was ($1.20) and ($0.29), respectively. Excluding the aforementioned litigation settlement and purchased research and development charges in the third quarter of 1998, net income would have been $81.2 million. Excluding a special tax adjustment in the third quarter of 1997, net income would have been $41.0 million in that period. Growth in operating income and the reduced effective income tax rate were the drivers behind this growth in adjusted net income. Earnings per share-assuming dilution, exclusive of the above charges, was $0.54 for the three months ended September 30, 1998, and $0.27 for the same period in 1997.

For the nine months ended September 30, 1998, net income would have been $272.6 million and earnings per share-assuming dilution would have been $1.81 without the aforementioned charges. Net income for the nine months ended September 30, 1997, excluding the impact of the special charges, would have been $120.3 million and $0.80 per share-assuming dilution.

Liquidity and Financial Condition

The Company generated cash flows which were more than sufficient to fund operations in the first nine months of 1998. Cash and cash equivalents increased to $28.7 million at September 30, 1998, from $17.7 million at December 31, 1997. For the nine months ended September 30, 1998, cash provided by operating activities was $164.2 million compared to $99.5 million for the same period in 1997. This increase was due to an increase in cash from operations exclusive of the $200 million intellectual property settlement with Sulzer Medica.

Working capital of $114.6 million at September 30, 1998, increased by $30.8 million from the prior year-end level. This increase was primarily due to an increase in inventories resulting from preparations for certain new product launches. The current ratio at September 30, 1998 and December 31, 1997, was 1.2:1. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $170.3 million for the nine months ended September 30, 1998, compared to $66.6 million for the same period in 1997. The most significant uses of cash for investing activities in 1998 related to $40 million of intangibles acquired as part of the Company's settlement agreement with Bard and the acquisition of InControl. Net additions of property and equipment of $76.6 million for the nine months ended September 30, 1998, compared to $53.2 million for the same period in 1997, were also a significant use of cash for investing activities during both periods. This increase in property and equipment additions is due in part to the Company's recently announced investment in a manufacturing facility in Ireland.

Net cash provided by financing activities totaled $17.1 million for the nine months ended September 30, 1998. Cash provided by operating activities was used to pay down debt through much of 1998, however, this pay down in borrowings was more than offset by the additional commercial paper issued for the aforementioned $100 million payment to Bard as well as the acquisition of InControl. For the nine months ended September 30, 1997, financing activities decreased cash by $26.2 million.

The purchase of Sulzer Medica's Electrophysiology business for up to $850 million, which is expected to close in the fourth quarter of 1998 or in the first quarter of 1999, will be financed through a combination of commercial paper and the issuance of long-term securities.

At September 30, 1998, the Company had outstanding borrowings of $361.6 million through the issuance of commercial paper and bank borrowings at a weighted average interest rate of 5.54%. The commercial paper borrowings are supported by two replacement credit facilities aggregating $600 million. This includes a $400 million facility that permits borrowings through August 2003 and a $200 million facility that permits borrowings through August 1999. These credit facilities, under which there are currently no outstanding borrowings, carry a variable market rate of interest. The Company anticipates increasing its borrowings to finance the payment of the $200 million to Sulzer Medica and for the remainder of the acquisition price of the Electrophysiology business, and as a result, all borrowings have been classified as long-term at September 30, 1998. This represents an increase in long-term debt of $281.6 million from December 31, 1997, which is related to the aforementioned agreement reached with Bard in the first quarter of 1998, the acquisition of InControl, and the intellectual property settlement with Sulzer Medica.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs including planned capital expenditures which are expected to be approximately $130 million in 1998. The increase over 1997 spending is due in part to the Company's aforementioned investment in a manufacturing facility in Ireland.

The Company has recognized net deferred tax assets aggregating $127.7 million at September 30, 1998, and $82.4 million at December 31, 1997. The assets relate principally to the establishment of inventory and product related loss reserves and purchased research and development. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.


Year 2000

Many computer systems experience problems handling dates beyond 1999. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Guidant is taking all reasonable steps necessary to confirm that its business systems, software and equipment that consider and process date-related information will continue to function properly after December 31, 1999. In doing so, Guidant is paying particular attention to ensuring compliance with all regulatory guidelines regarding Year 2000 issues. The Company's products have been assessed and found to be Year 2000 compliant with the exception of a few requiring minor adjustments. These minor adjustments are limited to programmers and are relative to date-related limitations that present no adverse health impact to the patient or system functions. As they do not contain real time clocks, Guidant's implantable devices do not present any Year 2000 issues.

With respect to information technology business systems, the assessment of equipment and software was started in 1997. To date only a limited number of problems have been identified. Guidant, as a corporation formed in late 1994, has many relatively new systems, including an enterprise-wide operational support system, which has already been certified Year 2000 compliant. As such, Management's 1998 focus is on assessing manufacturing equipment, facilities infrastructure, and business partners. Based upon this assessment, necessary actions will be taken to correct identified problems and develop contingency arrangements. Guidant believes it will complete all assessment and remediation in the equipment and infrastructure area by mid year 1999. This timeframe will allow internal auditing and testing, as well as any further remediation, if necessary, of these systems to take place in the latter half of 1999.

Efforts to confirm the readiness of our various business partners, while ongoing, will continue up to, and through, January 1, 2000. The Company is currently evaluating the steps necessary to ensure that assets acquired as part of the InControl, Inc. acquisition will not be adversely affected by the Year 2000 problem. The Company is also assessing the Year 2000 readiness of the Electrophysiology business of Sulzer Medica.

The Company plans to devote the necessary resources to resolve all significant issues in a timely manner. The costs associated with the Year 2000 assessment and remediation of problems noted are expensed as incurred or capitalized if the expenditures relate to hardware or software that will benefit future periods. Based upon current assessments, Management believes that the cost of such actions will not have a material effect on Guidant's operating results or financial condition. The Company currently expects its total out-of-pocket costs related to addressing its Year 2000 issues will be approximately $20 million, incurred predominantly in 1998 and 1999. Approximately $6 million of these expenditures will be capitalized and depreciated over the assets estimated useful lives.

The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including suppliers. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if critical third parties do not become Year 2000-ready on a timely basis. The Company is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their Year 2000 readiness. In addition, the Company has begun contingency planning to handle disruptions in electrical, telecommunications, and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become Year 2000-ready from having a material adverse effect on the Company's financial condition or operations.


Private Securities Litigation Reform Act of 1995

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

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

On May 4, 1998, the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") vacated and remanded a judgment previously entered by the United States District Court for the District of Minnesota (the "Minnesota District Court") in a lawsuit filed by certain entities affiliated with Telectronics Holdings, Ltd. (the "Telectronics Parties") and Pacesetter, Inc. ("Pacesetter") against the Company, two of the Company's subsidiaries (Cardiac Pacemakers, Inc. ("CPI") and Guidant Sales Corporation ("GSC")) and Eli Lilly and Company ("Lilly"). The Telectronics Parties and Pacesetter filed suit in the Minnesota District Court on December 24, 1996, seeking to compel arbitration of the disputes set forth in a separate lawsuit filed by the Company, CPI, GSC, and Lilly against the Telectronics Parties, Pacesetter, St. Jude Medical, Inc. ("St. Jude"), and Ventritex, Inc. ("Ventritex") in Indiana state court on November 26, 1996 (the "State Court Case"). In February 1997, the Minnesota District Court ruled that the disputes in the State Court Case were not subject to arbitration. In vacating and remanding that decision, the Eighth Circuit held that an arbitrator (rather than a court) should decide whether the disputes set forth in the State Court Case are subject to arbitration. On July 8, 1998, the Minnesota District Court entered an Order referring the matter to arbitration, subject to the qualification that "the arbitrator shall determine what role, if any, Pacesetter should have in the arbitration proceeding." The Telectronics Parties and the Company have completed the procedures for selecting an arbitrator and have commenced the arbitration process. On June 12, 1998, the Company, CPI, GSC, and Lilly requested a voluntary stay of the State Court Case pending completion of the arbitration, which was granted on June 19, 1998. On June 8, 1998, the United States District Court for the Southern District of Indiana also entered an Order staying proceedings (with certain exceptions) in a related patent infringement action filed by CPI, GSC, and Lilly against St. Jude, Pacesetter, and Ventritex.

On June 4, 1998, Cordis Corporation ("Cordis") filed suit against the Company and its subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), in the District Court for the Eastern District of Virginia alleging that the sale of the ACS MULTI-LINK Coronary Stent by ACS infringes two patents of Cordis. On August 7, 1998, the court granted the Company's motion to transfer the case to California. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

An arbitration was held between SciMed and the Company in May 1998, to determine whether the ACS COMET, ACS COMET VP, ACS ROCKET Coronary Dilatation Catheters, and ACS RX MULTI-LINK HP Coronary Stent System were reasonable modifications under the 1991 ACS/SciMed Settlement Agreement, and therefore immune from suit by patents owned by SciMed. On August 17, 1998, the Arbitration Panel by a 2-1 majority held in a Draft Determination that these products were not reasonable modifications. The Company has requested reconsideration of the Draft Determination.

On May 15, 1995, Intermedics, Inc., a division of Sulzer Medica USA, Inc. ("Intermedics"), filed a lawsuit against CPI which is currently pending in the United States District Court for Minnesota. The complaint alleges infringement of certain Intermedics patents by CPI's VENTAK MINI and PRx defibrillator models and certain VIGOR and EXCEL pacemaker models. (The EXCEL models are not currently manufactured or sold by CPI). Intermedics is seeking injunctive relief and monetary damages. CPI has filed counterclaims alleging that certain of its patents are infringed by the Intermedics Res-Q defibrillator products and certain Intermedics pacemaker products. On September 21, 1998, the Company announced that it had entered into a definitive agreement to buy Sulzer Medica's Electrophysiology business, including its intellectual property, subject to certain conditions. Assuming completion of this acquisition, the above-identified suits will be terminated except for certain patents asserted against the Company's VIGOR pacemakers. A release for all past alleged infringement has been granted, and if there are any future claims, Intermedics has no ability to obtain increased damages, costs, or fees and CPI has an unqualified right to a sublicense to these patents. CPI was also released from any claims for attorney fees or for treble damages. In the event the parties do not complete the acquisition (subject to the stated conditions), then the parties have agreed on royalty-free cross-licenses which will result in termination of the above suit except for the certain patents asserted against the Company's VIGOR pacemaker which will be dealt with as discussed above.

Item 6.   Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following documents are filed as exhibits to this report:

                  27.1  Financial Data Schedule
                  99.1  Factors Possibly Affecting
                        Future Operating Results.


         (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed the following current report on Form 8-
K:


       Form 8-K          Date of Event             Description
       --------          -------------             -----------
        Item 2         September 28, 1998     Execution of tender offer
                                              for all outstanding
                                              InControl, Inc. shares
                                              of common stock

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)



Date  November 3, 1998        /s/ Keith E. Brauer
                              ---------------------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer



Date  November 3, 1998        /s/ Roger Marchetti
                              ---------------------------------
                              Roger Marchetti
                              Corporate Controller and
                              Chief Accounting Officer

                                  Exhibit List



                  27.1  Financial Data Schedule
                  99.1  Factors Possibly Affecting
                        Future Operating Results.

                      GUIDANT CORPORATION and Subsidiaries
                            Financial Data Schedule
                      Nine Months Ended September 30, 1998
                      (In millions, except per-share data)
                                    (unaudited)

Reference
Regulation S-X      Item Description                                Amount
--------------      ----------------                                ------
5-02 (1)            Cash and cash equivalents                      $   28.7
5-02 (3) (a) (1)    Accounts receivable                               385.8
5-02 (4)            Allowances for accounts receivable                 19.3
5-02 (6)            Inventories                                       162.7
5-02 (9)            Total current assets                              651.7
5-02 (13)           Property and equipment                            622.2
5-02 (14)           Accumulated depreciation                          256.5
5-02 (18)           Total assets                                    1,446.3
5-02 (21)           Total current liabilities                         537.1
5-02 (22)           Long-term debt                                    361.6
5-02 (30)           Common stock                                      192.5
5-02 (31)           Other shareholders' equity                        325.3
5-02 (32)           Total liabilities and shareholders' equity      1,446.3
5-03 (b) 1 (a)      Net sales                                       1,403.5
5-03 (b) 1          Total revenues                                  1,403.5
5-03 (b) 2 (a)      Cost of products sold                             313.1
5-03 (b) 2          Total costs and expenses applicable to sales      313.1
5-03 (b) 3          Other costs and expenses                          316.5
5-03 (b) (8)        Interest expense, net                              10.1
5-03 (b) (10)       Income before income taxes                         42.7
5-03 (b) (11)       Income taxes                                       85.7
5-03 (b) (19)       Net loss                                          (43.0)
5-03 (b) (20)       Loss per share                                    (0.29)
5-03 (b) (20)       Loss per share - assuming dilution                (0.29)
