Form 10-K405
period 1998-12-31
GUIDANT CORP
filed 1999-03-24
CIK 929987

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998       Commission File Number 1-13388
-------------------------------------------       ------------------------------

                              GUIDANT CORPORATION
            (Exact name of registrant as specified in its charter)

                                                         111 MONUMENT CIRCLE
                                                             29TH FLOOR
          INDIANA                    35-1931722         INDIANAPOLIS, INDIANA       46204
(State or other jurisdiction of    (IRS Employer        (Address of principal    (Zip Code)
incorporation or organization)     Identification No.)    executive offices)

       Registrant's telephone number, including area code: 317-971-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED
           -------------------                  -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock of the registrant held by non-affiliates as of March 1, 1999 (Common Stock) was approximately $16.8 billion.

The number of shares of Common Stock outstanding as of March 1, 1999:

              CLASS                 NUMBER OF SHARES OUTSTANDING
              Common                        301,861,099

Portions of the following documents have been incorporated by reference into this report:

          DOCUMENT                               PARTS INTO WHICH INCORPORATED
Registrant's Annual Report to Shareholders       Parts I, II and IV
for fiscal year ended December 31, 1998

Registrant's Proxy Statement for the Annual      Part III
Meeting of Shareholders to be held May 17, 1999

                                    Part I

Item 1.  BUSINESS

                                   Overview

     Guidant Corporation (the "Company")* was incorporated in Indiana on September 9, 1994 to be the parent of five of the nine businesses in the Medical Devices and Diagnostics ("MDD") Division of Eli Lilly and Company ("Lilly"). Prior to the consummation of the initial public offering of the Company's common stock on December 20, 1994 (the "Offering"), the Company was a wholly-owned subsidiary of Lilly. Pursuant to the Offering, 19.8 percent of the Company's common stock was issued to the public. Lilly continued to own 80.2 percent of the Company's common stock after the Offering. On September 25, 1995, Lilly disposed of its remaining ownership interest in the Company by means of a tax-free split-off, an exchange offer pursuant to which Lilly shareholders were given the opportunity to exchange some, all or none of their Lilly common stock for the Company's common stock owned by Lilly (the "Exchange Offer"). The consummation of the Exchange Offer resulted in Lilly distributing all of its Company common stock to Lilly shareholders. As a result, Lilly no longer owns any Company common stock.

     The Company is a multinational company that designs, develops, manufactures and markets a broad range of innovative, high quality, therapeutic medical devices for use in cardiac rhythm management ("CRM"), vascular intervention ("VI"), and cardiac and vascular surgery ("CVS"). In CRM, the Company is a worldwide leader in automatic implantable cardioverter defibrillator ("AICD") systems used in the detection and treatment of abnormally fast heart rhythms. The Company also designs, manufactures and markets a full line of implantable pacemaker systems used in the treatment of slow or irregular heart rhythms. On February 1, 1999, the Company acquired Intermedics, Inc. the electrophysiology business of Sulzer Medica for an aggregate cost of approximately $810 million. This includes $200 million required to settle the Company's intellectual property litigation with Intermedics, payable regardless of the consummation of the acquisition. Intermedics is a global leader in the design, development, manufacture and distribution of pacemakers and pacemaker leads, with 1998 revenues of approximately $305 million. The Company believes this acquisition will nearly double its share of the worldwide market for pacemakers, solidifying it as a leading pacemaker company. The Company also believes the acquisition of Intermedics will significantly increase the Company's sales presence with cardiologists, which will benefit the Company in its direct sale of pacemakers. Also, Intermedics has an intellectual property portfolio which the Company believes will further strengthen its existing position in intellectual property in the cardiac rhythm management area. In VI, the Company is a worldwide leader in minimally invasive devices, such as coronary stent systems and balloon dilatation catheters used for opening blocked coronary arteries. In November 1998, the Company received FDA approval to market the ACS MULTI-LINK DUET Coronary Stent System ("DUET") in the U.S. This stent provides enhanced visibility, greater deliverability, lower profiles, and a wider range of sizes. As of about December 1998, the DUET was the top selling stent in Europe and the United States. In CVS, the Company develops, manufactures and markets products for use in minimally invasive cardiac and vascular surgery. The Company's net sales for the year ended December 31, 1998 were $1,897 million.

     The Company's business strategy is to design, develop, manufacture and market innovative, high quality therapeutic products principally for use in treating cardiovascular disease, the leading cause of death in the United States, resulting in improved quality of patient care and reduced treatment costs. In implementing this strategy, the Company focuses on the following three areas, which the Company believes are critical to its future success: (1) global product innovation, (2) economic partnerships with customers worldwide, and (3) organizational excellence.
----------------
* The terms, "Company," "Guidant," and "Registrant" are used interchangeably herein to refer to Guidant Corporation or to Guidant Corporation and its consolidated subsidiaries, as the context requires.

     The Company will continue to pursue a strategy that includes the potential acquisition of businesses in the medical device industry. The Company plans to acquire technologies that are complementary to its existing technology base, products that serve the Company's existing customer base and businesses that expand its geographical presence. However, the Company cannot assure you that any acquisition will be consummated or, if consummated, when it will be consummated and what the terms of the acquisition will be.

                           Cardiac Rhythm Management

     In the CRM market, implantable device systems are used to detect and treat abnormally fast, abnormally slow or irregular heart rhythms or arrhythmias. The Company's CRM product line is organized into two major product categories: tachycardia ("Tachy") and bradycardia ("Brady"). The Tachy product category includes AICDs, endocardial defibrillation leads, programmers and accessories used primarily in the treatment of abnormally fast arrhythmias. The Brady product category includes pacemaker pulse generators, endocardial pacing leads, programmers and accessories used primarily in the treatment of slow or irregular arrhythmias. Customers for Brady products include electrophysiologists, implanting cardiologists and cardiovascular surgeons. Customers for Tachy products are primarily electrophysiologists. Sales of the Company's CRM products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1998, 1997 and 1996, were 43%, 50% and 55%, respectively.

Tachy

     AICD systems, or Tachy products, are used to detect and treat potentially fatal, abnormally fast heart rhythms by delivering electrical energy to the heart and, in so doing, restoring the heart's normal rhythm. Tachyarrhythmias often result from the presence of abnormal cardiac tissue which interferes with the normal electrical activity of the heart.

     The Company's Tachy products offer multiple therapeutic options (tiered-therapy). Tiered-therapy devices use a staged process for treating multiple arrhythmias by first providing lower intensity pacing pulses, or antitachycardia pacing, to the patient in an attempt to correct the abnormal rhythm. If antitachycardia pacing is unsuccessful or if the arrhythmia requires more aggressive therapy, then the device can progress to low or high energy shocks.

Brady

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

     On February 1, 1999, the Company purchased Intermedics, Inc. the electrophysiology business of Sulzer Medica, Ltd. for an aggregate cost of approximately $810 million. This includes $200 million required to settle the Company's intellectual property litigation with Intermedics, payable regardless of the consummation of the acquisition. Intermedics is a global leader in the design, development, manufacture and distribution of pacemakers and pacemaker leads, with 1998 revenues of approximately $305 million. The Company believes this acquisition will nearly double its share of the worldwide market for pacemakers, solidifying it as a leading pacemaker company. The Company believes the acquisition of Intermedics will also significantly increase the Company's sales presence with cardiologists, which will benefit the Company in its direct sale of pacemakers. Intermedics also has an intellectual property portfolio which the Company believes will further strengthen its existing position in intellectual property in the cardiac rhythm management area.

     In September 1998, the Company acquired InControl, Inc., a pioneer in the development of devices for the treatment of atrial arrhythmias, for $137.5 million in cash. The acquisition was accounted for under the purchase method of accounting and resulted in a pre-tax charge of $90 million, which represented the appraised value of in-process research and development. This charge reflects the unproven status of this technology. The Company must complete research and testing related to this innovative technology and obtain FDA approval to market any resulting product.

                             Vascular Intervention

     The Company offers its customers a wide range of VI products, including stent systems, coronary dilatation catheters, guide wires, guiding catheters, atherectomy catheters and related accessories. Customers for VI products are primarily interventional cardiologists. Sales of VI products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1998, 1997 and 1996 were 53%, 45% and 40%, respectively.

     More than six million Americans have been diagnosed with coronary artery disease ("CAD"), which is the formation of blood flow restrictions (atherosclerotic lesions) within the coronary arteries. If untreated, CAD can lead to a heart attack, or cause chest pain that may interfere with normal activities. Worldwide, over one million patients annually undergo minimally invasive CAD interventions (angioplasty, stenting, atherectomy or mechanical or laser ablation), which are less invasive and less expensive alternatives to coronary artery bypass graft surgery.

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

     The major clinical challenge to PTCA is clinical restenosis, the renarrowing of the blood vessel at the site of the initial treatment, generally requiring another intervention within six months of the initial procedure. A number of other technologies have evolved to reduce the occurrence of this condition, often in combination with a coronary dilatation catheter, including stenting, atherectomy and ablation. Like coronary dilatation catheters, coronary stents, atherectomy catheters and ablation catheters are delivered through a guiding catheter and over a guide wire.

     Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at the blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides a "mechanical" way of keeping the artery open. In October 1997, the Company received approval to market the ACS RX MULTI-LINK Coronary Stent System in the United States and in November, 1998 the Company received approval to market the ACS MULTI-LINK DUET Coronary Stent System in the United States.

     Atherectomy is the excision and removal of blockages by catheters with miniature cutting systems. Ablation is the mechanical or laser reduction of blockages without the removal of the tissue.

     In May 1997, the Company acquired the assets of Neocardia, LLC. ("Neocardia"), a privately held development-stage company for an initial price of $57.4 million. On April 27, 1998, the conditions which required the payment of additional consideration for the asset acquisition of NeoCardia were met and the Company paid $28.7 million which represents additional purchase price. The Company could also pay subsequent additional bonus and royalty payments contingent upon achieving certain product development and sales goals. These additional payments are accounted for as goodwill. Neocardia, which currently does not have any products available for commercial sale, has pioneered the use of radiation therapy to reduce the occurrence of restenosis. Although the Company has clinical studies ongoing in this area radiation technology is still in the development stage and no assurance can be given that the Company will obtain the regulatory approvals necessary for commercial marketing.

                         Cardiac and Vascular Surgery

     The Company is involved in the development and marketing of innovative surgical devices and systems which alter the surgeon's approach to surgical procedures and may provide improved clinical benefit, reduced procedure time and better patient outcomes. In May 1996, the Company announced that the strategic focus for its minimally invasive surgery business would be on cardiovascular applications and, in December 1997, the business group was renamed the Cardiac and Vascular Surgery Group. The primary customers for the Company's CVS products are cardiac and vascular surgeons, and general surgeons. Sales of the Company's CVS products, as a percentage of the Company's total consolidated net sales for the years ended December 31, 1998, 1997 and 1996, were 4%, 5% and 5%, respectively. These percentages include other minimally invasive surgery products sold by the Company with a focus on laparoscopic market opportunities in the field of general surgery. Certain of these devices were developed for and manufactured under original equipment manufacturer (OEM) distribution arrangements.

     In December 1997, the Company completed its acquisition of EndoVascular Technologies, Inc. ("EVT"). EVT designs, develops and manufactures minimally invasive systems to repair diseased or damaged vascular structures. EVT is currently developing a product, the ANCURE system, to provide catheter-based delivery and implantation of a specialized vascular prosthesis to repair abdominal aortic aneurysms which would represent a less invasive alternative to the open surgical procedure performed today. The ANCURE system is approved for marketing in Europe and Australia and has completed Phase II clinical trials in the United States. However, no assurance can be given that the Company will obtain the regulatory approvals necessary for commercial marketing in the United States.

     The Company believes that CVS product systems may significantly decrease the patient's postoperative pain, hospital stay and recovery period by reducing the resulting trauma caused by more invasive surgical techniques.

     On June 4, 1996, General Surgical Innovations, Inc. ("GSI") filed suit against the Company's Origin Medsystems, Inc. ("Origin") subsidiary alleging that the VASOVIEW Balloon Dissection System and Preperitoneal Distention Balloon Systems infringe a patent owned by GSI. On February 8, 1999, the jury in this case returned a verdict that Origin infringed GSI's patent that covers the VASOVIEW and these general surgery products and found that Origin should pay $12.9 million in damages to GSI. The jury also found certain claims of the patent to have been willfully infringed which could result in up to a trebling of the damage award and entitle GSI to its attorney fees. GSI is also seeking injunctive relief and a hearing relating to the injunction was held on March 2, 1999. While Origin may appeal the decision once a judgment is entered and post-trial matters have been resolved, an additional charge to reported income of approximately $9 million has been recognized for the year ended December 31, 1998 to provide for this potential loss.

     As a result of this decision and due to management's strategic redirection of this business to cardiovascular applications announced in 1997, the Company also reassessed the recoverability of its general surgery assets using a discounted cash flow analysis performed in accordance with generally accepted accounting principles. The Company's revised analysis indicated that a reduced level of future cash flows was likely and that a non-cash impairment charge of $40 million became necessary which was taken for the year ended 1998.

                                   Products

Tachy Products

     The Company offers a broad array of Tachy products, including complex devices and systems offering multiple therapeutic options as set forth in the following chart:

Category          Description                     Product Name         Date of Commercial Release
--------          -----------                     ------------         --------------------------
                                                                                      First
                                                                       U.S.           International
                                                                       Release        Release
                                                                       -------        -------------
Tiered-           AICDs that provide              VENTAK MINI IV       Dec. 1998      Dec. 1998
Therapy           low and high energy             VENTAK MINI III HE   Dec. 1998      Dec. 1998
                  shock therapy, Brady            VENTAK AV III DR     Sept. 1998     Oct. 1998
                  pacing and                      VENTAK AV II DR      March 1998     Sept. 1997
                  antitachycardia                 VENTAK MINI III      Jan. 1998      Oct. 1997
                  pacing.                         VENTAK AV II DDD     Dec. 1997      Sept. 1997
                                                  VENTAK AV DDD        July 1997      Nov. 1996
                                                  VENTAK MINI II+      July 1996      June 1996
                                                  VENTAK MINI II       July 1996      June 1996
                                                  VENTAK MINI+HC       May 1996       Dec. 1995
                                                  VENTAK MINI HC       May 1996       Dec. 1995
                                                  VENTAK MINI +        Jan. 1996      Dec. 1995
                                                  VENTAK MINI          Jan. 1996      Dec. 1995

Endocardial       Insulated wires                 ENDURANCE EZ           (1)          Nov. 1998
Defibrillation    inserted through a              ENDURANCE RX           (1)          Apr. 1998
Leads             vein into the heart,            ENDURANCE            Sept. 1998     Feb. 1998
                  which allow energy to           ENDOTAK DSP          Jan. 1996      Oct. 1994
                  be transmitted to               ENDOTAK 70 Series    Aug. 1994      Nov. 1992
                  and from the implanted
                  AICD, allowing arrhythmias
                  to be detected and treated.

-------------------
(1) This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

Brady Products

     The Company offers a broad array of Brady products ranging from conventional single chamber devices to more sophisticated adaptive-rate, dual chamber devices as set forth in the following chart:

Category         Description             Product Name    Date of Commercial Release
--------         -----------             ------------    --------------------------
                                                                      First
                                                         U.S.         International
                                                         Release      Release
                                                         -------      -------------
Single           Pacemakers that pace    PULSAR SSI        (1)        March 1998
Chamber (SSI)    one chamber of the      MERIDIAN SSI    May 1998     March 1998
                 heart, typically the    VIGOR SSI       March 1995   May 1993
                 ventricle, at a         VISTA VVI       Apr. 1988    Dec. 1987
                 programmed rate.

Single           Pacemakers that pace    PULSAR MAX SP     (1)        Oct. 1998
Chamber          one chamber of the      PULSAR SR         (1)        March 1998
Adaptive-Rate    heart, and incorporate  DISCOVERY SR    May 1998     March 1998
(SSIR)           a sensor that modifies  MERIDIAN SR     May 1998     March 1998
                 the pacing rate in      VIGOR SR        June 1995    May 1993
                 response to physical
                 activity.

Dual Chamber     Pacemakers that pace    PULSAR DDD        (1)        March 1998
(DDD)            both chambers of the    MERIDIAN DDD    May 1998     March 1998
                 heart, thereby          VIGOR DDD       Oct. 1994    May 1993
                 improving heart         VISTA DDD       June 1990    Oct. 1989
                 synchronization and
                 cardiac output.

Dual Chamber     Pacemakers that         PULSAR MAX DR     (1)        Oct. 1998
Adaptive-Rate    pace both chambers      PULSAR DR         (1)        March 1998
(DDDR)           of the heart, and       DISCOVERY DR    May 1998     March 1998
                 incorporate a sensor    MERIDIAN DR     May 1998     March 1998
                 that modifies the       VIGOR DR        June 1995    May 1993
                 pacing rate in
                 response to physical
                 activity.

Endocardial      Insulated wires,        SELUTE PICOTIP    (1)        Oct. 1998
Pacemaker        inserted through a      ATRIAL
Leads            vein into the heart,    SWEET PICO RX     (1)        May 1998
                 which allow energy      SELUTE PICOTIP  April 1998   Sept. 1997
                 to be transmitted to    SWEET TIP RX    Oct. 1998    June 1997
                 and from the            SELUTE ATRIAL     (1)        Oct. 1996
                 implanted pacemaker.    SELUTE          May 1996     Dec. 1994
                                         SELUTE ATRIAL     (1)        June 1996
                                         SWEET TIP RX      (1)        June 1996

(1) This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

On February 1, 1999, the Company completed the acquisition of Intermedics. Based in Angelton, Texas, Intermedics is a leading manufacturer and distributor of bradycardia pacemakers worldwide. Intermedics also manufactures ICDs, leads, and other electrophysiology products, including cardiac ablation catheters. Intermedics offers its products to electrophysiologists, cardiovascular surgeons, cardiologists and institutional buyers, including community hospitals. Intermedics has one of the strongest brand names in the bradycardia pacemaker industry and sells its pacemakers through a large network of independent distributors, who cover more than 80 countries. Intermedics products include dual-chamber pacemakers such as the Cosmos 3, dual-chamber, rate-responsive pacemakers such as the Relay, Marathon DR and Momentum DR, single-chamber rate-responsive pacemakers such as Dash and Marathon SR, and single-chamber rate-responsive pacemakers such as the Unity-C and the Unity.

Vascular Intervention Products

     The Company offers its customers a wide range of VI products, including coronary dilatation catheters, coronary stents, atherectomy catheters, guide wires and accessories as well as products for peripheral vascular application as set forth in the following chart:

                                                                    Date of U.S.
                                                                    Commercial
Category          Description              Product Name             Release
--------          -----------              ------------             ------------
CORONARY:
Stents            Stents are               ACS MULTI-LINK OTW DUET  Nov. 1998
                  implantable metal        ACS MULTI-LINK RX DUET   Nov. 1998
                  devices that are         ACS OTW MULTI-LINK HP    April 1998
                  permanently              ACS OTW MULTI-LINK       April 1998
                  deployed to provide      ACS RX MULTI-LINK HP     Feb. 1998
                  a "mechanical" way       ACS RX MULTI-LINK        Oct. 1997
                  to keep an artery
                  open.

Rapid Exchange    RX coronary              ACS RX GEMINI            Jan. 1999
("RX")            dilatation catheters     ACS RX SOLARIS           Nov. 1998
Coronary          allow for easy exchange  ACS RX ROCKET            Nov. 1997
Dilatation        of the catheter          ACS RX COMET VP          Feb. 1997
Catheter          without removing the     ACS RX COMET             Nov. 1996
                  original guide wire.     RX ELIPSE                Oct. 1993

Perfusion         Perfusion coronary       ACS RX ESPRIT            Apr. 1998
Coronary          dilatation catheters     ACS OTW LIFESTREAM       Dec. 1995
Dilatation        allow continuous         ACS RX LIFESTREAM        Mar. 1995
Catheter          blood flow during        ACS RX FLOWTRACK         Mar. 1993
                  the PTCA procedure,      ACS RX PERFUSION         Dec. 1990
                  offering flexibility
                  in inflation times.
                  Perfusion catheters
                  are available in RX
                  and OTW configurations.

Over-the-Wire     OTW coronary dilatation  ACS AVENGER              April 1998
("OTW")           catheters are            ACS Tx2000 VP            April 1997
Coronary          delivered over a         ACS Tx2000               Nov. 1996
Dilatation        separate guide wire to
Catheter          position the balloon
                  across the lesion.

Atherectomy       Catheters which          ATHEROCATH-BANTAM        Dec. 1996
Products          allow for the            ATHEROCATH-GTO           Sept. 1994
                  excision and removal     ATHEROCATH SCA-EX        Sept. 1992
                  of atherosclerotic
                  plaque.

                                                                            Date of U.S.
                                                                            Commercial
Category          Description                 Product Name                  Release
--------          -----------                 ------------                  -------
Guide wires       Individual                  ACS HI-TORQUE BALANCE         Nov. 1998
                  guide wires are             HEAVYWEIGHT
                  inserted through            ACS HI-TORQUE CROSS-IT        Sept. 1998
                  coronary and                ACS HI-TORQUE ALL STAR        Sept. 1997
                  peripheral vessels          ACS HI-TORQUE BALANCE
                  facilitating the            MIDDLEWEIGHT                  Aug. 1997
                  subsequent placement        ACS HI-TORQUE IRON MAN        Feb. 1997
                  of the dilatation           HI-TORQUE BALANCE             Oct. 1994
                  catheter or                 ACS HI-TORQUE EXTRA S'PORT    Sept. 1994
                  atherectomy                 HI-TORQUE EXTRA SUPPORT       Feb. 1992
                  catheter.                   HI-TORQUE TRAVERSE            Nov. 1991
                                              DOC                           Feb. 1988
                                              HI-TORQUE FLOPPY II           June 1986


Accessories       Accessories are             ACS VIKING                    Nov. 1997
                  products that               INDEFLATOR 20/30              Sept. 1996
                  facilitate the delivery     ACS ANCHOR                    Apr. 1996
                  or operation of a           TOURGUIDE                     Dec. 1995
                  device.                     INDEFLATOR 20/20              March 1990


PERIPHERAL:
Stents            See above.                  MEGALINK                      March 1999

Guide Wires       See above.                  SUPRACORE                     July 1998

Accessories       See above.                  EZPATH GUIDING CATHETER       May 1998

CVS Products

     The Company markets the VASOVIEW balloon dissection system for minimally invasive access to, and removal of, the saphenous vein as of February, 1999. The saphenous vein is used in coronary artery bypass graft surgery ("CABG"). However, as a result of a jury verdict on February 8, 1999 in the GSI litigation, GSI is seeking an injunction against future sales by the Company of this product. (See Item 3 LEGAL AND REGULATORY PROCEEDINGS.) The Company also markets a cardiac stabilizer which enables immobilization of the anastomotic site on a beating heart during CABG procedures. In addition, as a result of the Company's acquisition of EVT, the Company markets the ANCURE system in Europe and Australia. The ANCURE system is a catheter-based product that delivers and implants a specialized vascular prosthesis to repair abdominal aortic aneurysms. The Company also markets a number of other minimally invasive surgery products for access, retraction and fixation, focusing on laparoscopic market opportunities in general surgery. These products include the ORIGIN TACKER fixation device.

                              Sales and Marketing

     The Company has a broad product line which requires a sales and marketing strategy that is tailored to its customers in order to deliver high quality, cost-effective products and services to all of its customer segments worldwide. Because of the diverse needs of the global market that the Company serves, the Company's distribution system includes a direct sales force and independent distributors. The Company utilizes separate sales forces to sell its CRM, VI and CVS products in order to take advantage of specific clinical and technical expertise. In many cases, members of the sales force are present during procedures in order to provide technical consultation to the physician in the use of the Company's products. Management believes the purchase of Intermedics will add significantly to both the Company's direct sales force and independent distributors of Brady products. The addition of Intermedics' experienced sales force and their valuable relationships should bolster the Company's overall worldwide pacemaker sales. The Company estimates only 3 to 4% of its pacemaker sales are to Intermedics top 100 accounts and approximately 60% of Intermedics' sales are to accounts with whom the Company does little, if any, business. The Company is not dependent on any single customer and no single customer accounted for more than 5% of the Company's net sales in 1998.

     Sales personnel work closely with the primary decision makers who purchase the Company's products, whether physicians, material managers, biomedical staff, hospital administrators or purchasing managers. Additionally, the sales force actively pursues approval of the Company as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. The Company already has contracts with a number of national buying groups and is working with a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform. In addition, the Company has contracted with a number of hospitals to provide products under a predictable procedural cost program.

United States

     In the United States, the Company sells substantially all of its products through its direct sales force. The different uses of the Company's product lines and the different physicians performing the corresponding procedures necessitate focused sales organizations that can utilize their specific clinical and technical knowledge. In 1998, 73% of the Company's consolidated net sales were derived from sales to customers in the United States.

     The Company's direct sales operations for its CRM and VI products are divided into three geographic areas within the United States, under a single management structure to which all sales operations report. The Company believes this geographic organizational structure provides the opportunity to leverage the Company's resources across the individual business unit sales organizations by facilitating rapid decision making and development of sales and marketing strategies at the customer level, while retaining its clinical focus.

International

     In 1998, 27% of the Company's net sales were derived from its international operations through its direct sales force and independent distributors. The Company sells its products in over 100 countries. Major international markets for the Company's products include: Japan, Germany, France, Spain, Italy, the United Kingdom, Australia, Belgium, The Netherlands, and Canada. The sales and marketing approach in international markets varies depending on market size and stage of development. The Company believes that its geographic-based sales organization gives the Company greater flexibility in responding to each of these markets.

                                 Manufacturing

     The Company's manufacturing operations are carried out in facilities in Menlo Park, Santa Clara and Temecula, California; St. Paul, Minnesota; and Dorado, Puerto Rico. Additionally, in July 1998, the Company purchased an existing 155,000 square foot, high-tech manufacturing facility in Clonmel, Ireland. It is expected that the Company will begin manufacturing at this site in the third quarter of 1999.

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

                                 Raw Materials

     The Company purchases certain of the materials and components used in manufacturing its products, some of which are custom-made for the Company. In addition, the Company purchases certain supplies from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. In the past, certain suppliers have announced that, in an effort to reduce potential product liability exposure, they intend to limit or terminate sales to the medical device industry. In addition, agreements with certain suppliers can be terminated by either party upon short notice. The Company has agreed to indemnify certain suppliers against certain potential product liability exposure. The establishment of additional or replacement suppliers for certain components or materials cannot be accomplished quickly, largely due to the FDA approval system and the complex nature of manufacturing processes employed by many suppliers. Enactment of the Biomaterials Access Assurance Act of 1998, by addressing the inequities in United States tort law, is expected to help ensure a continued supply of raw materials and component parts essential to the manufacture of Company products. It is not possible to assess the impact this new law will have on the continued availability of raw materials, and the inability to develop satisfactory alternatives, if required, or a reduction or interruption in supply or a significant increase in the price of materials or components, could have a material adverse effect on the Company.

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

     The Company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries which relate to aspects of the technology used in many of the Company's products. The Company's policy is generally to file patent applications in the United States and foreign countries where rights are available and the Company believes it is commercially advantageous to do so. In addition, the Company is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights or royalty payments. The Company has also granted various rights in its own patents to others under license agreements. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, that such patents will not be found to be invalid or that such patents will be found to be sufficiently broad to protect the Company's technology or provide the Company with a competitive advantage.

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

     The Company has the following registered trademarks that are referred to herein: ACS, ACS EDGE, ACS MULTI-LINK, ACS RX COMET, ACS RX LIFESTREAM, AICD, ATHEROCATH, ATHEROCATH-GTO, CPI, DOC, ENDOTAK, ENDOTAK DSP, EXCEL, HI-TORQUE BALANCE, HI-TORQUE FLOPPY II, HI-TORQUE TRAVERSE, INDEFLATOR, ORIGIN, PRx, RX ELIPSE, SELUTE, SLALOM PLUS, VENTAK, VIGOR and VISTA. The following are trademarks of the Company: ACS ANCHOR, ACS AVENGER, ACS HI-TORQUE ALL STAR, ACS HI-TORQUE BALANCE MIDDLEWEIGHT, ACS HI-TORQUE EXTRA S'PORT, ACS HI-TORQUE IRON MAN, ACS MULTI-LINK DUET, ACS MULTI-LINK RX DUET, ACS OTW LIFESTREAM, ACS OTW MULTI-LINK, ACS RX MULTI-LINK , ACS RX MULTI-LINK HP, ACS RX FLOWTRACK, ACS RX PERFUSION, ACS RX ROCKET, ACS Tx 2000, ACS Tx 2000 VP, ACS VIKING, ANCURE, ATHEROCATH-BANTAM, INDEFLATOR PLUS 20, 20/30 INDEFLATOR, ORIGIN TACKER, SCA-EX, SWEET TIP RX, TOURGUIDE, VASOVIEW, VENTAK AV and VENTAK MINI.

                                  Competition

     The medical devices industry is highly competitive. The Company competes with many companies, some of which may have access to greater financial and other resources than the Company. Furthermore, the medical devices industry is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomical by technological advances by one or more of the Company's present or future competitors or by other therapies such as drugs. The Company must continue to develop and acquire new products and technologies to remain competitive with other developers of medical devices and therapies.

     The Company faces substantial competition from a number of companies in the markets for its products. The Company's primary competitors in CRM are Medtronic, Inc. ("Medtronic") and St. Jude Medical, Inc. ("St. Jude"). The Company's primary competitors in VI are Boston Scientific Corporation ("BSC"), Johnson & Johnson ("J&J"), Arterial Vascular Engineering, Inc. ("AVE") and Medtronic (which recently acquired AVE). With respect to CVS devices, the principal competitors of the Company are United States Surgical Corporation, J&J, Medtronic and BSC. The Company believes that it competes primarily on the basis of product features, product quality, customer support, field services and cost-effectiveness.

                             Government Regulation

     As a manufacturer of medical devices, the Company is subject to extensive regulation by the FDA and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the design, manufacture, testing, labeling and promotion of such devices, the maintenance of certain records, the ability to track devices, the reporting of potential product defects, the export of devices and other matters. The Company believes that it is in substantial compliance with these governmental regulations.

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

          Health Care Cost Containment and Third-Party Reimbursement

     During the past several years, the major third-party payers of hospital services in the United States (Medicare, Medicaid, private health care insurance and managed care plans) have substantially revised their policies, methodologies and formulae in an attempt to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and discounts in hospital charges for services performed and in the shifting of services from inpatient to outpatient settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company's products, the Company could be adversely affected. Moreover, third-party payers may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental, or for other reasons. Certain states have already made significant changes to their Medicaid programs and have also adopted health care reform. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries, may limit the price of, or the level at which reimbursement is provided for, the Company's products.

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

                           Environmental Compliance

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of certain chemicals. While the Company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, it does not anticipate that those expenditures will have a material adverse effect on its business.

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

     The Company's research and development activities are carried out primarily in facilities located in Santa Clara, Menlo Park, and Temecula, California; St. Paul, Minnesota; Redmond, Washington; Houston, Texas; and Brussels, Belgium. The Company's research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, the Company has developed alliances with several leading research institutions and universities. The Company also works with leading clinicians around the world in conducting scientific studies on the Company's products. These studies include clinical trials which provide data for use in regulatory submissions and post market approval studies involving applications of the Company's products.

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

     Certain of the Company's operations are certified under ISO 9001, ISO 9002, ISO 13485, EN46001 and EN46002 international quality system standards. ISO 9001 and 9002 require, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. Such certification can be obtained only after a complete audit of a company's quality system by an independent outside auditor. These certifications require that these facilities undergo periodic reexamination.

                       Executive Officers of the Company

Name                           Position                                    Age
----                           --------                                    ---
James M. Cornelius             Chairman of the Board of Directors           55
                               and Director

Ronald W. Dollens              President, Chief Executive Officer           52
                               and Director

J.B. King                      Vice President, General Counsel              69
                               and Director

Bruce J Barclay                Deputy General Counsel                       42
                               and Secretary

James R. Baumgardt             President, Guidant Sales Corporation         51

Keith E. Brauer                Vice President, Finance and                  50
                               Chief Financial Officer

A. Jay Graf                    President, Cardiac Rhythm Management         51

Ginger L. Graham               President, Vascular Intervention             43

Cynthia L. Lucchese            Treasurer                                    38

Roger Marchetti                Corporate Controller and                     41
                               Chief Accounting Officer

Rodney R. Nash                 Vice President Corporate                     57
                               Resources & Policy

Richard M. van Oostrom         President of Operations, Europe,             54
                               Middle East and Africa

F. Thomas (Jay) Watkins, III   President, Cardiac and Vascular              46
                               Surgery

     A brief summary of the recent business and professional experience of each executive officer is set forth below.

     James M. Cornelius Mr. Cornelius is Chairman of the Board of Directors and a Director of the Company. Previously, he was Vice President, Finance and Chief Financial Officer of Lilly from 1983 until his retirement in October 1995 and was a Director for Lilly. Mr. Cornelius has served as Treasurer of Lilly and as President of IVAC Corporation, a former Lilly medical device subsidiary. He joined Lilly in 1967. Mr. Cornelius is a director of American United Life Insurance Company, Chubb Corporation, Lilly Industries, Inc., and the National Bank of Indianapolis. Mr. Cornelius also serves as a Trustee of the University of Indianapolis and the Indianapolis Museum of Art.

     Ronald W. Dollens Mr. Dollens is President, Chief Executive Officer and a Director of the Company. Previously, he served as President of Lilly's MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Lilly's MDD Division and Chairman of the Company's subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), from 1990 to 1991. He also held the position of President and Chief Executive Officer of ACS. Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter, Inc., the Health Industry Manufacturers Association (Chairman), the Eiteljorg Museum, St. Vincent Hospital Foundation, and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

     J. B. King Mr. King is Vice President, General Counsel and a Director of the Company. Mr. King also acts as counsel to the law firm of Baker & Daniels, which provides legal services to the Company. He previously was Vice President and General Counsel for Lilly, a position he held from 1987 until he retired in 1995. Before joining Lilly, Mr. King was a partner and chairman of the management committee of Baker & Daniels. Mr. King is a director of the Indiana Legal Foundation, IWC Resources, Inc., and the James Whitcomb Riley Memorial Association.

     Bruce J Barclay Mr. Barclay is Deputy General Counsel and Secretary of the Company. Previously, Mr. Barclay served as Vice President, Secretary and General Counsel of Vascular Intervention and Cardiac and Vascular Surgery. He was named Vice President and General Counsel of Advanced Cardiovascular Systems, Inc. ("ACS") in 1992. Prior to that he served as Patent Counsel for ACS. Mr. Barclay also had responsibility for Business Development at Vascular Intervention. Prior to working at ACS, Mr. Barclay worked for Lilly first in pharmaceutical research and later as a patent attorney. Mr. Barclay joined Lilly in 1978 and is a registered patent attorney.

     James R. Baumgardt Mr. Baumgardt is a Vice President of the Company and President, Guidant Sales Corporation. Previously he held the position of President, Western Hemisphere Sales. Prior to that he held the position of Vice President, Corporate Resources from 1994 to 1995. Mr. Baumgardt has also served as Executive Director of Human Resources and Business Development for the MDD Division of Lilly from 1992 to 1994. Mr. Baumgardt was Director of Personnel for Lilly from 1990 to 1992 and Director of Sales for Lilly's Select Product Division from 1988 to 1990. He joined Lilly in 1970. Mr. Baumgardt is a director of the Rose-Hulman Institute of Technology.

     Keith E. Brauer Mr. Brauer is Vice President, Finance and Chief Financial Officer for the Company. Previously, he served as Executive Director of Finance and Chief Accounting Officer of Lilly from 1992 to 1994. Mr. Brauer was Executive Director of International Finance of Lilly from 1988 to 1992 and Director of Corporate Affairs of Lilly from 1986 to 1988. Additionally, he held the positions of Vice President of Finance and Treasurer for Physio-Control Corporation, and Controller for Elizabeth Arden, both former Lilly subsidiaries. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a director of the Indiana Chamber of Commerce. Mr. Brauer also serves on the University of Michigan Business School Corporate Advisory Board.

     A. Jay Graf Mr. Graf is a Vice President of the Company and President of Cardiac Rhythm Management. He has been President and Chief Executive Officer of the Company's subsidiary, Cardiac Pacemakers, Inc. ("CPI"), since 1992. He joined CPI as Executive Vice President and Chief Operating Officer in 1990. Mr. Graf has also held the position of Senior Vice President of Operations at Physio-Control Corporation. Additionally, Mr. Graf held the positions of Vice President of Sales and Technical Services, and Vice President of Marketing and Communications at Physio-Control Corporation. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Corporation and Advanced BioSurfaces, Inc.

     Ginger L. Graham Ms. Graham is a Vice President of the Company and President of Vascular Intervention. She has been President and Chief Executive Officer of ACS since 1993. She served as a Director of Pharmaceutical Sales for Lilly in 1992 and was Director of Corporate Pharmaceutical Strategic Planning from 1989 to 1991. Ms. Graham joined Lilly in 1979. Ms. Graham is a director of Amylin Pharmaceuticals, Inc. and the California Healthcare Institute. She is also a member of the Committee of 200.

     Cynthia L. Lucchese Ms. Lucchese is Treasurer of the Company. She served as Worldwide Treasury Planning Manager for Lilly from 1992 to 1994. She served as Audit Manager for Lilly from 1990 to 1992. Ms. Lucchese joined Lilly in 1987. Prior to joining Lilly, she was on the audit staff of Ernst & Young LLP from 1982 to 1986. Ms. Lucchese is a Certified Public Accountant. She is also a director for Ballet Internationale.

     Roger Marchetti Mr. Marchetti is Corporate Controller and Chief Accounting Officer of the Company. He has been in this position since 1994. He served as Manager of Finance for Lilly's Indianapolis pharmaceutical manufacturing operations from 1992 to 1994, and Manufacturing Controller for ACS from 1990 to 1992. Mr. Marchetti joined ACS in 1988 as General Accounting Manager. Prior to joining ACS, Mr. Marchetti was on the audit staff of Touche Ross & Co. (currently Deloitte & Touche LLP) from 1980 to 1986. Mr. Marchetti is a Certified Public Accountant.

     Rodney R. Nash Mr. Nash is Vice President of Corporate Resources & Policy for the Company. Previously he was the senior vice president of corporate affairs. Mr. Nash served for four years as the president of Guidant Japan and Pacific Rim Operations. He joined Lilly in 1972 and has held various assignments in sales, marketing and general management, including director of marketing, Eli Lilly (Philippines); district sales manager, Long Island, New York; general manager, Eli Lilly (Taiwan); executive director of international sales and marketing, IVAC Corporation; and president of the Medical Devices and Diagnostics Division (MDD), Eli Lilly Japan. While in Tokyo, he served as vice chairman and later chairman of the American Chamber of Commerce in Japan's Medical Equipment and Supply subcommittee, dealing with U.S./Japan medical equipment trade issues.

     Richard M. van Oostrom Mr. van Oostrom is a Vice President of the Company and President of Operations, Europe, Middle East and Africa. He served as Vice President of European Operations for Lilly's MDD Division from 1984 to 1994. Mr. van Oostrom was an Executive Director of Marketing for Lilly from 1981 to 1984 and President and General Manager of Eli Lilly Canada Inc. from 1980 to 1981. He joined Lilly in 1971. Mr. van Oostrom is a board member of Isotis B.V., Impella and the European trade association for medical prosthesis manufacturers.

     F. Thomas (Jay) Watkins, III Mr. Watkins is a Vice President of the Company and President of Cardiac and Vascular Surgery. He has also been President of the Company's subsidiary, Origin Medsystems, Inc. ("Origin"), since 1995. Mr. Watkins joined Origin in 1989. Previously, he has served in management positions in several start-up companies, including Microgenics Corporation, and was a consultant with the international consulting firm of McKinsey & Company, Inc.

                                   Employees

     As of December 31, 1998, the Company had approximately 6,310 full-time employees, including approximately 800 employees outside the United States. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility in dealing with fluctuations in volume during periods of high sales growth and through new product transfers to manufacturing.

     None of the Company's employees are represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be excellent.

             Financial Information Relating to Classes of Products

     Financial information relating to classes of products, set forth in the Company's 1998 Annual Report to Shareholders under "Management's Discussion and Analysis of Results of Operations and Financial Condition," at page 22, is incorporated herein by reference.

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

       Financial Information Relating to Foreign and Domestic Operations

     Financial information relating to foreign and domestic operations, set forth in the Company's 1998 Annual Report to Shareholders at page 42 under "Notes to Consolidated Financial Statements, Note 12 - Segment Information," is incorporated herein by reference.

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

Item 2.  PROPERTIES

     As of December 31, 1998, the Company owned or leased the following principal facilities:

                                                        Approximate   Leased or
Location             Type of Facility                   Square Feet     Owned
-------------------  ---------------------------------  -----------   ---------
Basingstoke, UK      Administration                        24,000       Leased

Brussels, Belgium    Administration and CRM research       17,000       Leased

Clonmel, Ireland     Manufacturing                        155,000       Owned

Dorado, PR           CRM manufacturing and                 54,000       Owned
                     administration

Houston, TX          VI research and development           22,500       Leased
                     and administration

Indianapolis, IN     Administration                        18,000       Leased

Menlo Park, CA       CVS manufacturing, research and      200,000       Leased
                     development, administration,
                     sales and marketing and warehouse

Santa Clara, CA      VI manufacturing, research and       370,000       Owned
                     development, administration,
                     and sales and marketing

St. Paul, MN         CRM manufacturing, research and      360,000       Owned
                     development, administration and
                     sales and marketing

St. Paul, MN         CRM lead development and             100,000       Leased
                     administration

St. Paul, MN         CRM packaging, shipping and           25,000       Leased
                     warehouse

Temecula, CA         VI manufacturing and                 500,000       Owned
                     research and development;
                     CRM research and development

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

     The Company currently has a number of disputes with Boston Scientific Corporation ("BSC") and its subsidiary, SciMed Life Systems, Inc. ("SciMed"). These include the following:

     A. In a lawsuit originally filed on May 31, 1994, in the Northern District of California, SciMed alleges that the ACS RX ELIPSE coronary dilatation catheter infringes certain patents owned by SciMed. Subsequently, the complaint was amended to further allege infringement by the ACS RX MULTI-LINK coronary stent system. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

     B. On October 10, 1995, Advanced Cardiovascular Systems, Inc. ("ACS"), a wholly-owned subsidiary of the Company, filed suit against SciMed alleging that the SciMed Express Plus and Express Plus II coronary dilatation catheters infringe certain patents of ACS. In addition, on March 12, 1996, ACS filed a separate lawsuit alleging that these products infringe another patent of ACS. These lawsuits were filed in the Northern District of California and ACS is seeking injunctive relief and monetary damages.

     C. On March 12, 1996, ACS filed suit against SciMed in the Northern District of California alleging that SciMed's Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

     D. On September 17, 1997, ACS filed suit against SciMed and BSC in the Northern District of California alleging that the SciMed Rebel rapid exchange coronary dilatation catheter infringes certain patents of ACS. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

     E. An arbitration was held between SciMed and the Company in May 1998, to determine whether the ACS RX COMET, ACS RX COMET VP, ACS RX ROCKET coronary dilatation catheters, and ACS RX MULTI-LINK HP coronary stent system were reasonable modifications under the 1991 ACS/SciMed Settlement Agreement, and therefore immune from suit by patents owned by SciMed. On August 17, 1998, the Arbitration Panel by a 2-1 majority held in a Draft Determination that these products were not reasonable modifications. The Company requested reconsideration of the Draft Determination and on December 4, 1998 the Arbitration Panel by a 2-1 majority held in a Final Determination that the ACS RX COMET, ACS RX COMET VP and ACS RX ROCKET coronary dilatation catheters were reasonable modifications under the Settlement Agreement, and were immune from suit. The ACS RX MULTI-LINK HP coronary stent system was held not to be a reasonable modification.

     F. On August 12, 1998, ACS and Guidant Sales Corporation ("GSC") filed suit against BSC and SciMed in the Southern District of Indiana alleging that SciMed's NIR stent infringes certain patents of ACS. In the lawsuit ACS is seeking injunctive relief and monetary damages.

     G. On December 29, 1998, SciMed filed suit against the Company in The Hague, The Netherlands alleging infringement of a European Patent owned by SciMed by the ACS RX ELIPSE coronary dilatation catheter and the ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS RX DUET coronary stent system. SciMed is seeking injunctive relief and monetary damages.

     H. On January 13, 1999, SciMed filed suit against the Company, ACS and Guidant Sales Corporation in the Northern District of California alleging that ACS's RX MULTI-LINK, RX MULTI-LINK HP, and MULTI-LINK RX DUET coronary stent systems infringe certain SciMed patents. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

     The Company currently has a number of disputes with Medtronic, Inc. ("Medtronic"), including the following:

     A. On October 10, 1995, ACS filed suit against Medtronic alleging that the Medtronic Falcon coronary dilatation catheter infringes certain patents of ACS. On March 12, 1996, ACS filed another suit against Medtronic alleging that the Medtronic Falcon coronary dilatation catheter infringes another patent of ACS. Both of these lawsuits were filed in the Northern District of California. In the lawsuits, ACS is seeking injunctive relief and monetary damages.

     B. On November 6, 1997, Medtronic filed suit against ACS in the United States District Court for Minnesota alleging that the ACS MULTI-LINK coronary stent infringes a patent owned by Medtronic. In the lawsuit, Medtronic is seeking injunctive relief and monetary damages.

     The Company currently has a number of disputes with J&J and its subsidiary, Cordis Corporation ("Cordis"), including the following:

     A. On August 26, 1997, J&J and Expandable Grafts Partnership ("EGP") filed suit against the Company's subsidiary Guidant Canada Corporation in the Federal Court of Canada alleging that the sale of the ACS MULTI-LINK coronary stent in Canada infringes patents licensed to J&J by EGP. In the lawsuit, J&J and EGP seek injunctive relief and monetary damages.

     B. On October 3, 1997, Cordis filed suit against the Company and ACS, in the District Court for the District of Delaware alleging that the sale of the ACS MULTI-LINK coronary stent by ACS infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent ACS from selling the ACS MULTI-LINK coronary stent other than in certain limited circumstances and subject to certain conditions. On October 22, 1997, the complaint was amended to include BSC and AVE as co-defendants. The complaint was re-filed on February 6, 1998 to include EGP as a plaintiff. A hearing on the motion for a preliminary injunction was held in February 1998 and in July, 1998 Cordis's motion for a preliminary injunction was denied by the court. On October 27, 1998 one of the patents asserted against the Company and ACS emerged from a reexamination filed by Cordis. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

     C. On December 2, 1997, Cordis filed suit against Guidant and ACS in the United States District Court for the District of Delaware alleging that the ACS RX ROCKET coronary dilatation catheter infringes patents owned by Cordis. Cordis also filed a motion for a preliminary injunction, which was heard by the court on April 9, 1998. A decision has not yet been rendered. In the lawsuit, Cordis is seeking injunctive relief and monetary damages. A separate lawsuit was also filed against the Company in December 1997 in The Netherlands alleging infringement of the European equivalents of these patents. In this separate lawsuit Cordis is seeking injunctive relief and monetary damages.

     D. On June 4, 1998, Cordis filed suit against the Company and ACS in the United States District Court for the Eastern District of Virginia alleging that the ACS MULTI-LINK coronary stent infringes two patents owned by Cordis. The Company's motion to transfer the case to the Northern District of California was granted on August 7, 1998. Cordis is seeking injunctive relief and monetary damages.

     E. On February 22, 1999, ACS filed suit against Cordis in the United States District Court for the Northern District of California alleging infringement of several ACS patents by the Cordis CROWN stent. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

     The Company currently has a number of disputes with General Surgical Innovations, Inc. ("GSI"), including the following:

     A. On May 28, 1996, Origin Medsystems, Inc. ("Origin"), a wholly-owned subsidiary of the Company, filed suit against GSI in the Northern District of California alleging that GSI's Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998 GSI's motion that the Origin patent was obtained by inequitable conduct was granted. On November 2, 1998 the Court awarded GSI its attorney fees. Origin has appealed both decisions.

     B. On June 4, 1996, GSI filed suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System and Preperitoneal Distention Balloon Systems infringe a patent owned by GSI. GSI's motion for summary judgment of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent. On February 8, 1999 the jury held the patent valid and awarded GSI approximately $12.9M in damages. The jury also held certain claims of the patent to have been willfully infringed which could result in up to a trebling of the damage award and entitle GSI to its attorney fees. GSI is also seeking injunctive relief and a hearing relating to the injunction was held on March 2. Once post-trial matters have been resolved and a judgment is entered, Origin may appeal.

     C. On September 24, 1997, GSI filed suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages.

     The Company currently has a number of disputes with Arterial Vascular Engineering ("AVE"), including the following:

     A. On December 24, 1997, ACS filed suit against AVE in the United States District Court for the Northern District of California alleging infringement of three patents of ACS by certain AVE stents. This case was subsequently transferred to the District Court of Delaware. On April 10, 1998 ACS filed suit against AVE alleging infringement of an additional ACS patent by certain AVE stents. This lawsuit is also located in the District Court of Delaware. In the lawsuits, ACS is seeking injunctive relief and monetary damages.

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

     The Company currently has a number of disputes with St. Jude Medical, Inc. ("St. Jude"), including the following:

     A. On May 3, 1996, Pacesetter, Inc. ("Pacesetter"), a subsidiary of St. Jude, filed a lawsuit against Cardiac Pacemakers, Inc. ("CPI"), a wholly-owned subsidiary of the Company, which is currently pending in the United States District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees. On December 16, 1998, following a trial on the merits, the jury returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers for certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.675 million, and the court is currently considering Pacesetter's request for an injunction and CPI's request that Pacesetter's patent be declared unenforceable.

     B. On November 26, 1996, the Company and its subsidiaries, CPI and GSC, and Lilly filed suit (the "State Court Case") against St. Jude, Pacesetter, Ventritex, Inc. ("Ventritex") and the Telectronics Parties in the Marion Superior Court, State of Indiana, alleging (among other things) that the Telectronics Agreement did not transfer to Pacesetter when Pacesetter purchased certain assets of the Telectronics Parties in 1996. The lawsuit seeks declaratory and injunctive relief to prevent and invalidate the purported transfer of the Telectronics Agreement to Pacesetter. On June 12, 1998, the Company, CPI, GSC, and Lilly requested a voluntary stay of the State Court Case pending completion of the arbitration, which was granted on June 19, 1998.

     C. On November 26, 1996, CPI, GSC and Lilly filed suit against St. Jude, Pacesetter and Ventritex in the United States District Court for the Southern District of Indiana alleging that upon consummation of the merger of Ventritex and Pacesetter, the continued manufacture, use or sale of certain Ventritex products would infringe certain patents of CPI and Lilly. The lawsuit seeks declaratory and injunctive relief and monetary damages. On June 8, 1998, the United States District Court for the Southern District of Indiana entered an Order staying proceedings.

     D. On December 24, 1996, certain entities affiliated with Telectronics Holdings Ltd. ("the Telectronics Parties") and Pacesetter filed suit against the Company, CPI, GSC and Lilly in the United States District Court for the District of Minnesota alleging that the claims made in the State Court Case (as defined below) are subject to an arbitration provision in the license agreement entered into in 1994 among CPI, Lilly and the Telectronics Parties ("Telectronics Agreement"). In the lawsuit, the Telectronics Parties and Pacesetter are seeking declaratory and injunctive relief and an award of costs. In February 1997, the District Court ruled against the Telectronics Parties and Pacesetter and held that the dispute was not subject to the arbitration provision. The Telectronics Parties and Pacesetter appealed the Court's ruling, and on May 4, 1998, the United States Court of Appeals for the Eighth Circuit (the "Eighth Circuit") vacated and remanded a judgment previously entered by the United States District Court for the District of Minnesota. In vacating and remanding that decision, the Eighth Circuit held that an arbitrator (rather than a court) should decide whether the disputes set forth in the State Court Case are subject to arbitration. On July 9, 1998, the Minnesota District Court entered an Order referring the matter to arbitration, subject to the qualification that "the arbitrator shall determine what role, if any, Pacesetter should have in the arbitration proceeding." The Telectronics Parties and the Company have completed the procedures for selecting an arbitrator and have commenced the arbitration process.

     The Company currently has a number of lawsuits with Angeion Corporation, including:

     A. On May 3, 1996, Angeion Corporation filed a lawsuit against CPI which is currently pending in the United States District Court of Minnesota. The complaint, as subsequently amended, alleges infringement of certain Angeion defibrillator patents by CPI's MINI I and MINI II defibrillator models. The lawsuit seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees.

     B. On September 15, 1998, CPI filed suit against Angeion Corporation in the United States District Court of Minnesota. The complaint alleges infringement of certain CPI defibrillator patents by Angeion's defibrillator products. In the lawsuit, CPI is seeking injunctive relief and monetary damages.

     On May 15, 1995, Intermedics, Inc., a division of SulzerMedica, filed a lawsuit against CPI which is currently pending in the United States District Court for Minnesota. The complaint alleges infringement of certain Intermedics patents by CPI's VENTAK MINI and PRx defibrillator models and certain VIGOR and EXCEL pacemaker models. (The EXCEL models are not currently manufactured or sold by CPI). Intermedics is seeking injunctive relief and monetary damages. CPI has filed counterclaims alleging that certain of its patents are infringed by the Intermedics Res-Q defibrillator products and certain Intermedics pacemaker products. On February 1, 1999, the Company completed its acquisition of Intermedics, including its intellectual property and the above-identified suits were terminated.

     On February 1, 1999 Deborah Charms filed suit against the Company and CPI in the United States District Court for the Western District of Texas alleging that unspecified defibrillation products of CPI infringe a patent owned by Charms. In the lawsuit, Charms is seeking injunctive relief and unspecified monetary damages.

     In addition, the Company is currently involved in a number of other patent related actions, including U.S. patent interferences, European and Japanese patent oppositions and U.S. patent reexamination proceedings.

     While it is not possible to predict or determine the outcome of the legal actions brought against it, or to provide an estimate of the losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material adverse effect on the Company's consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.


Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                    Part II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. ("PCX"). Information relating to the high and low sales prices per share of the Company's common stock, as reported in the consolidated transactions reporting system on the NYSE set forth in the Company's 1998 Annual Report to Shareholders under "Notes to Consolidated Financial Statements, Note 16 - Selected Quarterly Information (Unaudited)," at page 45 is incorporated herein by reference.

     During each quarter of 1998, 1997 and 1996, the Company paid a quarterly cash dividend of $0.00625 per share of the Company's common stock, as adjusted for the Company's two-for-one stock splits which were effective in September 1997 and January 1999. In December 1998, the Company's Board of Directors voted to discontinue future dividend payments on the Company's common stock.

     As of March 1, 1999, the approximate number of record holders of the Company's common stock was 5,287.


Item 6.  SELECTED FINANCIAL DATA

     Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1998 Annual Report to Shareholders under "Selected Consolidated Financial Data," at page 21, are incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company's 1998 Annual Report to Shareholders under "Operating Results" (pages 22-27), "Liquidity and Financial Condition" (pages 27-28), and "Regulatory and Other Matters" (pages 28-30), is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information related to quantitative and qualitative disclosures about market risk, set forth in the Company's 1998 Annual Report to Shareholders under "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Financial Condition" (pages 27-28), is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company's 1998 Annual Report to Shareholders at pages 31-34 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows), and pages 35-45 (Notes to Consolidated Financial Statements) and the Report of Independent Auditors set forth in the Company's 1998 Annual Report to Shareholders at page 46, are incorporated herein by reference.

     Information on quarterly results of operations, set forth in the Company's 1998 Annual Report to Shareholders under "Notes to Consolidated Financial Statements, Note 16 - Selected Quarterly Information (Unaudited)," at page 45, is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Company's directors, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 1999, under "Election of Directors--Nominees for Election," is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 17-19 of this Form 10-K under "Executive Officers of the Company."


Item 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1999, under "Election of Directors--Executive Compensation," is incorporated herein by reference, except that the Compensation Committee Report and Performance Graph are not so incorporated.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of the Company's common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 1999, under "Election of Directors--Ownership of Company Common Stock by Directors and Executive Officers," and "Election of Directors--Principal Holders of Company Common Stock," is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1998 Annual Report to Shareholders at the pages indicated in parentheses, are incorporated by reference in Item 8:

     Consolidated Statements of Income--Years Ended December 31, 1998, 1997 and 1996 (page 31)

     Consolidated Balance Sheets--December 31, 1998 and 1997 (page 32)

     Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1998, 1997 and 1996 (page 33)

     Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996 (page 34)

     Notes to Consolidated Financial Statements (pages 35-45)


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

(a)3.  Exhibits

3.1    Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2    By-Laws of the Registrant. (1)
4.1    Specimen of Certificate for Common Stock. (1)
10.1 Rights Agreement dated as of October 17, 1994 between the Company and Bank One, Indianapolis, N.A. (1)
10.2 Form of International Services Agreement between international subsidiary of Eli Lilly and Company and international subsidiary of the Company. (1)
10.3 United States Services Agreement dated as of October 31, 1994 between Eli Lilly and Company and the Company. (1)
10.4 Transfer Agreement dated as of November 30, 1994 between Eli Lilly and Company and the Company. (1)
10.5 Tax Sharing Agreement dated as of November 30, 1994 between Eli Lilly and Company and the Company. (1)
10.6 Form of International Asset Purchase Agreement between international subsidiary of Eli Lilly and Company and international subsidiary of the Company. (1)
10.7 Sublicense Agreement dated as of October 18, 1994 between Eli Lilly and Company and Cardiac Pacemakers, Inc. (1)
10.8 Purchase and Sale Agreement and Escrow Instructions dated as of October 18, 1994 between Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. (1)
10.9 Assignment of Leases dated as of October 25, 1985 between Seaport Centre Venture Phase II and Metropolitan Life Insurance Company. (1)
10.10 Settlement Agreement dated as of December 1, 1991 among Advanced Cardiovascular Systems, Inc., Eli Lilly and Company and SciMed Life Systems, Inc. (1)
10.11 Distribution Agreement dated as of December 31, 1992 among Advanced Cardiovascular Systems, Inc., Peripheral Systems Group and Mallinckrodt Medical, Inc. (1)
10.12 Settlement Agreement dated as of January 13, 1992 between Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc. (1)
10.13 Settlement Agreement dated as of April 4, 1998 between Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc.*
10.14 Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (1)
10.15 Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (1)
10.16 Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc. (1)
10.17 First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc. (1)
10.18 Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.
       (1)
10.19 Agreement dated as of January 31, 1994 between E. I. DuPont de Nemours and Company, Cardiac Pacemakers, Inc. and Eli Lilly and Company. (1)
10.20 Agreement dated as of July 1, 1994 between E. I. DuPont de Nemours and Company, Minco Products, Inc., Cardiac Pacemakers, Inc. and Eli Lilly and Company. (1)
10.21 Override Agreement between Motorola, Inc., Cardiac Pacemakers, Inc. and Eli Lilly and Company. (1)
10.22 Material Supply Agreement dated as of January 1, 1995 between Dow Corning Corporation and Cardiac Pacemakers, Inc. (2)
10.23 Purchase Contract dated as of January 1, 1991 between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc. (1)
10.24 Purchase Contract Extension between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc., effective as of January 1, 1996. (2)
10.25 Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.26 Amendment to Exclusive License Agreement dated as of January 10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski. (1)

10.27 First Addendum to the Exclusive License Agreement dated as of June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.28 Second Addendum to the Exclusive License Agreement dated as of April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.29 Third Addendum to the Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.30 Fourth Addendum to the Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.31 Fifth Addendum to the Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski. (1)
10.32 Sixth Addendum to the Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec., Inc. and Intec Systems, Inc. (1)
10.33  Guidant Corporation 1994 Stock Plan, as amended. (3)
10.34  Guidant Corporation 1998 Stock Plan (7)
10.35 Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995. (2) #
10.36 Stock Purchase Agreement dated as of October 31, 1994 between Eli Lilly and Company and Advanced Cardiovascular Systems, Inc. (1)
10.37 Standard Form Office Lease dated December 27, 1994 between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II and the Company. (4)
10.38  Guidant Corporation Change in Control Plan for Select Employees. (5)
10.39 Agreement and Plan of Merger, dated as of October 5, 1997, as amended November 14, 1997, among the Company, Ski Acquisition Corpl. And EndoVascular Technologies, Inc. (6)
10.40 Five-Year Credit Agreement dated as of August 26, 1998 among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent. *
10.41 364-Day Credit Agreement dated as of August 26, 1998, and amended and restated as of November 17, 1998, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent. *
10.42 Agreement and Plan of Merger, dated August 10, 1998 by and among Guidant, Pegasus Acquisition Corporation and InControl (8)
10.43 Stock and Asset Purchase Agreement, dated September 20, 1998, as amended February 1, 1999, between Guidant and Sulzer (9)
10.44 Underwriting Agreement, dated February 11, 1999 among the Company and certain Underwriters relating to the issuance and sale by the Company of $350,000,000 aggregate principal amount of its 6.15% notes dues 2006.
       (10)
11.1 Statement regarding computation of per share earnings, set forth in the Company's 1998 Annual Report to Shareholders under "Notes to Consolidated Financial Statements, Note 7-Earnings (Loss) Per Share," at page 39, is incorporated herein by reference.
13.1 Annual Report to Shareholders for the year ended December 31, 1998 (portions incorporated by reference into this Form 10-K). *
21.1   Subsidiaries of the Registrant. *
23.1   Consent of Independent Auditors. *
27.1   Financial Data Schedule. *
99.1   Factors Affecting Future Operating Results. *

-----------------
  (1) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-1, File No. 33-83934.
  (2) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
  (3) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year December 31, 1996.
  (4) Incorporated herein by reference to the identical exhibit filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
  (5) Incorporated herein by reference to the identical exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
  (6) Incorporated herein by reference to the identical exhibit filed as part of the Company's Registration Statement on Form S-4, File No. 333-06363.
  (7) Incorporated herein by reference to the identical exhibit filed as part of the Company's 1998 Proxy Statement.
  (8) Incorporated herein by reference to the identical exhibit filed as part of the Company's Form 8-K dated September 28, 1998
  (9) Incorporated herein by reference to the identical exhibit filed as part of the Company's Form 8-K dated February 4, 1999.
  (10) Incorporated herein by reference to the identical exhibit filed as part of the Company's Form 8-K dated February 17, 1999.

  *    Filed herewith.
  #    Management compensation plan.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K in the fourth quarter of 1998.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Guidant Corporation



                                        By    /s/James M. Cornelius
                                           ----------------------------
                                           James M. Cornelius,
                                           Chairman of the Board

March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                     DATE
---------------------------    ------------------------------    --------------

/s/  James M. Cornelius        Chairman of the Board and         March 22, 1999
---------------------------    Director (principal executive
James M. Cornelius             officer)


/s/  Ronald W. Dollens         President, Chief Executive        March 22, 1999
---------------------------    Officer and Director
Ronald W. Dollens              (principal executive officer)


/s/  Keith E. Brauer           Vice President, Finance and       March 22, 1999
---------------------------    Chief Financial Officer
Keith E. Brauer                (principal financial officer)


/s/  Roger Marchetti           Corporate Controller and Chief    March 22, 1999
---------------------------    Accounting Officer (principal
Roger Marchetti                accounting officer)


/s/  Kim B. Clark, Ph.D.       Director                          March 22, 1999
---------------------------
Kim B. Clark, Ph.D.


/s/  Maurice A. Cox, Jr.       Director                          March 22, 1999
---------------------------
Maurice A. Cox, Jr.


/s/  Enrique C. Falla          Director                          March 22, 1999
---------------------------
Enrique C. Falla


/s/  J.B. King                 Director                          March 22, 1999
---------------------------
J.B. King


/s/  Susan B. King             Director                          March 22, 1999
---------------------------
Susan B. King


/s/  J. Kevin Moore            Director                          March 22, 1999
---------------------------
J. Kevin Moore


/s/  Mark Novitch, M.D.        Director                          March 22, 1999
---------------------------
Mark Novitch, M.D.


/s/  Eugene L. Step            Director                          March 22, 1999
---------------------------
Eugene L. Step


/s/  Ruedi E. Wager            Director                          March 22, 1999
---------------------------
Ruedi E. Wager, Ph.D.


                     Guidant Corporation and Subsidiaries

                Schedule II.  Valuation and Qualifying Accounts
                                 (in millions)


Col. A                                         Col. B        Col. C         Col. D        Col. E
                                              Balance at    Charges                      Balance at
                                              Beginning       and                         End of
Description                                   of Period     Expenses     Deductions(1)    Period
-----------                                   ---------    ----------    ------------    ----------
Year Ended December 31, 1996
   Allowance for inventory obsolescence         $ 6.3        $29.6          $(12.9)        $23.0
   Allowance for doubtful accounts                5.7          2.3            (0.6)          7.4
                                                -----        -----          ------         -----
      Totals                                    $12.0        $31.9          $(13.5)        $30.4
                                                =====        =====          ======         =====
Year Ended December 31, 1997
   Allowance for inventory obsolescence         $23.0        $14.7          $(11.9)        $25.8
   Allowance for doubtful accounts                7.4          5.4            (3.6)          9.2
                                                -----        -----          ------         -----
      Totals                                    $30.4        $20.1          $(15.5)        $35.0
                                                =====        =====          ======         =====
Year Ended December 31, 1998
   Allowance for inventory obsolescence         $25.8        $17.7          $(20.5)        $23.0
   Allowance for doubtful accounts                9.2         15.4            (5.1)         19.5
                                                -----        -----          ------         -----
      Totals                                    $35.0        $33.1          $(25.6)        $42.5
                                                =====        =====          ======         =====

(1) Write-offs of obsolete units or uncollectible accounts.

                                 Exhibit List

     13.1 Annual Report to Shareholders for the Year Ended December 31, 1998 (portions incorporated by reference)

     21.1   List of Subsidiaries

     23.1   Consent of Independent Auditors

     27.1   Financial Data Schedule

     99.1   Factors Possibly Affecting Future Operating Results