Form 10-Q
period 1999-03-31
GUIDANT CORP
filed 1999-05-05
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1999


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

Yes   [X]         No   [_]

The number of shares of common stock outstanding as of April 29, 1999:

               Class                 Number of Shares Outstanding
               -----                 ----------------------------

               Common                       302,137,698

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements


                      GUIDANT CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                      (In millions, except per-share data)
                                  (unaudited)


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                 1999       1998
                                                ------    --------

Net sales...................................    $590.1    $  470.3

Cost of products sold.......................     146.4       107.4
                                                ------    --------

  Gross profit..............................     443.7       362.9

Research and development....................      82.3        62.0
Purchased research and development..........      49.0          --
Sales, marketing, and administrative........     171.0       135.1
                                                ------    --------
                                                 302.3       197.1
                                                ------    --------
Other income (expenses):
  Interest, net.............................     (12.6)       (3.4)
  Royalties, net............................     (14.0)       (9.2)
  Amortization..............................      (8.7)       (3.7)
  Litigation settlement charge..............        --       (60.0)
  Other, net................................      12.9        (4.0)
                                                ------    --------
                                                 (22.4)      (80.3)
                                                ------    --------
Income before income taxes and cumulative
 effect of change in accounting principle...     119.0        85.5

Income taxes................................      63.6        30.2
                                                ------    --------

Income before cumulative effect of change
 in accounting principle....................      55.4        55.3

Cumulative effect of change in accounting
 principle, net.............................      (3.3)         --
                                                ------    --------

  Net income................................    $ 52.1    $   55.3
                                                ======    ========

Earnings per share..........................    $ 0.18    $   0.19
                                                ======    ========

Earnings per share - assuming dilution......    $ 0.17    $   0.18
                                                ======    ========

Dividends paid per share....................    $   --    $0.00625
                                                ======    ========


See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)


                                                 March 31,    December 31,
                                                   1999           1998
                                                -----------   ------------
                                                (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents....................     $   33.7          $ 15.6

Accounts receivable, net of allowances
   of $35.7(1999) and $19.5(1998)............        490.2           435.4

Other receivables............................         10.3             8.3

Inventories..................................        282.2           193.4

Deferred income taxes........................        138.6            83.3

Prepaid expenses.............................         60.3            27.5
                                                  --------        --------

   Total Current Assets......................      1,015.3           763.5


OTHER ASSETS
Goodwill, net of allowances
   of $85.5(1999) and $78.9(1998)............        628.8           202.6

Other intangible assets, net of allowances
   of $18.6(1999) and $16.6(1998)............         75.5            44.3

Deferred income taxes........................         70.6            73.8

Investments..................................         66.8            62.5

Sundry.......................................         35.5            33.6

Property and equipment.......................        697.6           651.5

Less accumulated depreciation................        280.1           262.3
                                                  --------        --------

Property and equipment, net..................        417.5           389.2
                                                  --------        --------

                                                  $2,310.0        $1,569.5
                                                  ========        ========


See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)


                                                 MARCH 31,        DECEMBER 31,
                                                   1999               1998
                                              --------------     -------------
                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.............................    $   81.5           $   65.3

Employee compensation........................        81.6              129.5

Other liabilities............................       234.1              137.9

Current portion of long-term debt............       240.0               54.5

Payable to Sulzer Medica.....................          --              200.0
                                                 --------           --------

   Total Current Liabilities.................       637.2              587.2


NONCURRENT LIABILITIES
Long-term debt...............................       992.6              390.0

Other........................................       114.6               38.4
                                                 --------           --------

                                                  1,107.2              428.4

Commitments and contingencies................          --                 --

SHAREHOLDERS' EQUITY
Common stock-no par value:
   Authorized shares: 500,000,000............
   Issued shares: 302,138,000 (1999)
                  301,848,000 (1998).........       192.9              192.5

Additional paid-in capital...................       171.8              197.0

Retained earnings............................       305.1              253.0

Deferred cost, ESOP..........................       (40.7)             (41.3)

Treasury stock, at cost:
   Shares:  391,840  (1999)..................
            671,618  (1998)..................       (24.8)             (27.0)

Accumulated other comprehensive income.......       (38.7)             (20.3)
                                                 --------           --------

                                                    565.6              553.9
                                                 --------           --------

                                                 $2,310.0           $1,569.5
                                                 ========           ========

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flow
                                 (In millions)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             1999        1998
                                                            -------     ------
                                                                (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income.............................................   $  52.1    $ 55.3

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Depreciation...........................................      19.0      12.0
  Amortization of goodwill and other intangible assets...       8.7       3.7
  Purchased research and development.....................      49.0        --
  Change in deferred income taxes........................       7.8     (24.6)
  Other noncash expenses, net............................       3.8      14.4
                                                            -------    ------
                                                              140.4      60.8

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Receivables, increase..................................     (25.1)     (1.3)
  Inventories, increase..................................     (19.5)     (7.4)
  Prepaid expenses and other assets, decrease............       3.2       7.2
  Accounts payable and accrued expenses, decrease........     (39.7)    (41.5)
  Income taxes, increase.................................      71.0      24.7
  Other liabilities, (decrease) increase.................      (7.9)      2.7
  Payable to C.R. Bard...................................        --      60.0
                                                            -------    ------

NET CASH PROVIDED BY OPERATING ACTIVITIES................     122.4     105.2

INVESTING ACTIVITIES:
  Additions of property and equipment, net...............     (38.9)    (19.1)
  Purchases of available-for-sale securities.............        --      (0.7)
  Sale/maturity of available-for-sale securities.........        --       7.1
  Additions of other assets, net.........................      (5.1)       --
  Acquisition, net of cash acquired......................    (798.0)       --
                                                            -------    ------

NET CASH USED FOR INVESTING ACTIVITIES...................    (842.0)    (12.7)

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings.....................     346.4        --
  Increase (decrease) in borrowings, net.................     444.1     (69.1)
  Dividends..............................................        --      (1.8)
  Purchases of common stock, net of proceeds
   from exercise of stock options........................     (50.8)    (16.1)
                                                            -------    ------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......     739.7     (87.0)

Effect of Exchange Rate Changes on Cash..................      (2.0)     (0.1)
                                                            -------    ------

NET INCREASE IN CASH AND CASH EQUIVALENTS................      18.1       5.4

Cash and Cash Equivalents at Beginning of Period.........      15.6      17.7
                                                            -------    ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............   $  33.7    $ 23.1
                                                            =======    ======

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (In millions)
                                  (unaudited)

NOTE 1 -- GENERAL INFORMATION

Guidant Corporation (Guidant or the Company) operates in one reportable segment: the development, manufacture, and marketing of a broad range of innovative, high-quality therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in minimally invasive procedures used for opening blocked coronary arteries using coronary stents, coronary balloon dilatation catheters, and related accessories. The Company is also a leader in automatic implantable cardioverter defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia). The Company designs, manufactures, and markets a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia). In addition, Guidant develops, manufactures, and markets products for use in minimally invasive cardiac and vascular surgeries. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. The Company markets its products in over 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.


NOTE 2 -- BASIS OF PRESENTATION

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 3 -- INVENTORIES

Inventories consisted of the following:

                                     MARCH 31,   DECEMBER 31,
                                       1999          1998
                                     ---------   ------------

     Finished products                  $106.7         $ 89.9
     Work in process                      86.1           51.9
     Raw materials and supplies           89.4           51.6
                                        ------         ------
                                        $282.2         $193.4
                                        ======         ======

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 4 - ACQUISITION

On February 1, 1999, the Company completed its acquisition of the electrophysiology business of Sulzer Medica, Ltd. (Sulzer), which includes Intermedics, Inc. (Intermedics), a leader in the manufacture and distribution of bradycardia pacemakers, for an aggregate cost of $810 million in cash. The purchase price was based on the aggregate sales volume produced by independent U.S. representatives of Sulzer who agreed to become Guidant employees prior to closing. The acquisition was accounted for using the purchase method. The consolidated financial statements include the Intermedics operating results from the date of acquisition.

The aggregate purchase price includes $200 million required to settle the Company's intellectual property litigation with Intermedics, which was payable regardless of the consummation of the acquisition. This litigation settlement charge was recorded in the third quarter of 1998. The remaining purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final purchase price and allocation therefore, is subject to final closing balance sheet adjustments based on a defined level of Intermedics net worth as well as other conditions. Adjustments to purchase price will be made subsequent to receipt of an audited closing balance sheet of Intermedics, based on net worth and final valuation of certain assets acquired. Management believes, based on an analysis of preliminary Intermedics' balance sheet information, that the aforementioned net worth adjustment will reduce the aggregate purchase price. Final adjustments should be made over the next few quarters, and will reduce goodwill recorded in connection with this transaction.

In addition, the Company recognized $87 million of liabilities relative to the announced closing of the acquired facilities and termination of various contractual commitments. The facilities will be closed after a transition period of approximately twelve months. Intangible assets related to developed technology, the sales network, assembled work force, and the excess of cost over net assets acquired (goodwill) will be amortized over their estimated useful lives. Developed technology will be amortized over ten years, and all other intangible assets will be amortized over twenty years. The preliminary aggregate purchase price allocation is as follows:

  Litigation settlement                                              $200
  Developed technology                                                 28
  Purchased research and development                                   49
  Sales network and assembled workforce                               101
  Net assets                                                           98
  Excess of cost over net assets acquired                             334
                                                                     ----
                                                                     $810
                                                                     ====

Liabilities recognized are included in net assets as follows:

  Workforce reductions                                               $ 50
  Contractual commitments                                              37
                                                                     ----
                                                                     $ 87
                                                                     ====

The majority of these costs will be incurred by the end of the first quarter of 2000.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 4 -- ACQUISITION  (Continued)

The Company recorded a $49 million charge in the first quarter of 1999 related to the ascribed value of Intermedics' in-process technology. The valuation of this technology was based upon guidelines provided by the Securities and Exchange Commission and involved an analysis of those projects which had not reached technological feasibility and had no alternative future use. This charge reflects the unproven status of these technologies.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Intermedics as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangibles, purchased research and development, and an increase in interest expense related to acquisition financing.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Net sales                                                  $607.8       $542.7
Net income (loss)                                            34.6        (16.0)
Net income (loss) per share -- assuming dilution           $ 0.11       $(0.05)


NOTE 5 -- BORROWINGS

As of March 31, 1999, the Company's outstanding borrowings consisted of:

                                    MARCH 31,   DECEMBER 31,
                                      1999          1998
                                    ---------   ------------

Commercial paper                     $  609.5         $230.5
Bank borrowings                         276.7          214.0
Long-term notes                         346.4             --
                                     --------         ------
                                     $1,232.6         $444.5
                                     ========         ======

Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The Company expects that a minimum of $993 million in borrowings will remain outstanding throughout the next twelve months and, accordingly, has classified that portion as long-term at March 31, 1999. The weighted average interest rate on borrowings outstanding at March 31, 1999, was 5.21% compared to 5.39% at December 31, 1998.

The acquisition of Intermedics was initially financed with commercial paper. On February 11, 1999, the Company issued seven-year 6.15% notes with a $350 million principal amount to replace a portion of the commercial paper. In order to support the additional commercial paper, the Company increased its credit facilities with certain banks. At March 31, 1999, the Company has two credit facilities, a $400 million facility that permits borrowings through August 2003 and a $450 million facility that permits borrowings through August 1999 that would not be due and payable until August 2000. There are currently no outstanding borrowings under these arrangements which carry a variable market rate of interest. Restrictive covenants in the borrowing agreements are unchanged from year end.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 6 -- Earnings Per Share

The following table sets forth the computation of earnings per share:


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                 ------------------
                                                   1999       1998
                                                 -------    -------
Income before cumulative effect of
accounting change.............................   $  55.4    $  55.3

Cumulative effect of accounting change, net...      (3.3)        --
                                                 -------    -------

Net income....................................   $  52.1    $  55.3
                                                 =======    =======

Weighted-average common shares outstanding....    295.14     294.52

Effect of employee stock options..............     11.06       7.36
                                                 -------    -------

Weighted-average common shares outstanding
and assumed conversions.......................    306.20     301.88
                                                 =======    =======

Earnings per share:

Income before cumulative effect of
accounting change.............................   $  0.19    $  0.19

Cumulative effect of accounting change, net...     (0.01)        --
                                                 -------    -------

Earnings per share............................   $  0.18    $  0.19
                                                 =======    =======

Earnings per share - assuming dilution:

Income before cumulative effect of
accounting change.............................   $  0.18    $  0.18

Cumulative effect of accounting change, net...     (0.01)        --
                                                 -------    -------

Earnings per share - assuming dilution........   $  0.17    $  0.18
                                                 =======    =======

Note 7  -- COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. For the first quarter of 1999 and 1998, comprehensive income was $33.7 million and $53.0 million, respectively.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 8 -- START-UP COSTS

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that all start-up costs, as defined by the statement, are expensed as incurred. This change in accounting principle resulted in a pretax cumulative effect adjustment (charge) of $5.3 million ($3.3 million after tax; $0.01 per share). Prior to this quarter, these costs were capitalized and depreciated over periods of up to five years.


NOTE 9 -- SEGMENT INFORMATION


                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -----------------------
                                                       1999            1998
                                                     --------         ------
Geographic Information:
Net Sales(1):
United States                                        $  425.4         $358.0
International                                           164.7          112.3
                                                     --------         ------
                                                     $  590.1         $470.3
                                                     ========         ======

(1) Revenues are attributed to countries based on location of the customer.

                                                     MARCH 31,     DECEMBER 31,
LONG-LIVED ASSETS:                                     1999            1998
                                                     --------         ------

United States                                        $1,154.0         $678.4
International                                            70.1           53.8
                                                     --------         ------

                                                     $1,224.1         $732.2
                                                     ========         ======

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -----------------------
                                                       1999            1998
                                                     --------         ------
NET SALES OF CLASSES
OF SIMILAR PRODUCTS:

Vascular intervention                                $  324.4         $267.0
Cardiac rhythm management                               245.6          185.4
Cardiac & vascular surgery                               20.1           17.9
                                                     --------         ------
                                                     $  590.1         $470.3
                                                     ========         ======

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 10 -- CONTINGENCIES

The Company is a party to various legal actions which have arisen in the normal course of business.

In a lawsuit originally filed on May 31, 1994, in the Northern District of California, SciMed Life Systems, Inc., (SciMed) a subsidiary of Boston Scientific Corporation, (BSC) alleges that the ACS RX ELIPSE Coronary Dilatation Catheter infringes certain patents owned by SciMed. Subsequently, the complaint was amended to further allege infringement by the ACS RX MULTI-LINK Coronary Stent System. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

On May 3, 1996, Pacesetter, Inc., filed suit against Cardiac Pacemakers, Inc., a wholly owned subsidiary of the Company, in the District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit seeks injunctive relief, unspecified monetary damages, and an award of attorneys' fees. On December 16, 1998, following a trial on the merits, the jury of the District Court of Minnesota returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers for certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.7 million, which the Company has accrued. The court is currently considering Pacesetter's request for an injunction and the Company's request that Pacesetter's patent be declared unenforceable.

On May 3, 1996, Angeion Corporation filed a lawsuit against CPI in the United States District Court of Minnesota. The complaint, as subsequently amended, alleged infringement of certain Angeion defibrillator patents by CPI's MINI I and MINI II defibrillator models. On September 15, 1998, CPI filed suit against Angeion Corporation in the United States District Court of Minnesota. The complaint alleged infringement of certain CPI defibrillator patents by Angeion's defibrillator products. On April 8, 1999 the Company announced that it had settled these two suits and been granted a royalty-free nonexclusive license to all of Angeion's current patents and patent applications covering cardiac stimulation devices in exchange for $35 million. The $35 million will be recorded in the second quarter of 1999 as an intangible asset and will be amortized over twelve years.

On June 4, 1996, General Surgical Innovations, Inc., (GSI) filed suit against Origin MedSystems, Inc., (Origin) in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System and Preperitoneal Distention Balloon Systems infringe a patent owned by GSI. GSI's motion for summary judgement of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages.
On February 9, 1999, the jury determined the patent to be valid and infringement to be willful, and awarded GSI approximately $12.9 million in damages. GSI filed post-trial motions seeking injunctive relief, trebling of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorneys fees. By an order and judgment entered on April 14, 1999, the court declined GSI's requests to increase damages and to declare the case exceptional. An injunction was issued enjoining sales of the

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 10 -- CONTINGENCIES  (Continued)

Origin products for use in the United States, but the implementation was stayed until November 15, 1999 as to customers who were users of the products as of February 8, 1999, subject to Origin paying to GSI a 30% royalty. Origin has appealed, and this appeal relates to this injunctive relief as well as to liability.

On September 24, 1997, GSI filed a second suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages.

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson and Johnson, filed suit against the Company and Advanced Cardiovascular Systems, Inc., (ACS) the Company's wholly owned subsidiary, in the District Court of Delaware, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. On October 22, 1997, Cordis amended its complaint to include Arterial Vascular Engineering, Inc.
(AVE) and BSC as co-defendants. A hearing on the motion for a preliminary injunction was held in February 1998 and in July 1998, Cordis' motion for a preliminary injunction was denied by the court. On October 27, 1998, one of the patents asserted against the Company and ACS emerged from reexamination filed by Cordis. On April 1, 1999, Cordis filed a motion to again amend its complaint to add allegations of infringement of the reexamined patent and a new patent that has yet to issue, and to add the ACS MULTI-LINK DUET Coronary and MEGALINK Peripheral Stents as well. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

On November 6, 1997, Medtronic, Inc., filed suit against ACS in the District Court for Minnesota, alleging that the ACS MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. Medtronic has filed a motion for leave to amend the complaint to add allegations of infringement by the ACS MULTI-LINK DUET Coronary and MEGALINK Peripheral stents. In the lawsuit, Medtronic is seeking injunctive relief and monetary damages.

On December 2, 1997, Cordis filed suit against Guidant and ACS in the District Court of Delaware, alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis. Cordis has also filed a motion for a preliminary injunction, which was heard by the court on April 9, 1998. A decision has not yet been rendered. In the lawsuit, Cordis is seeking injunctive relief, monetary damages, and attorney fees. A separate lawsuit was also filed against the Company in December 1997 in the Netherlands alleging infringement of the European equivalents of these patents. In this separate lawsuit, Cordis is seeking injunctive relief and monetary damages.

On February 18, 1998, AVE filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents owned by AVE. The lawsuit also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, AVE is seeking injunctive relief, monetary damages, and to invalidate certain ACS stent patents.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 10 -- CONTINGENCIES  (Continued)

An arbitration was held between SciMed and the Company in May 1998, to determine whether the ACS RX COMET, ACS RX COMET VP, ACS RX ROCKET Coronary Dilatation Catheters, and ACS RX MULTI-LINK HP Coronary Stent System were reasonable modifications under the 1991 ACS/SciMed Settlement Agreement, and therefore immune from suit by patents owned by SciMed. On December 4, 1998, the Arbitration Panel held in a Final Determination that the ACS RX COMET, ACS RX COMET VP, and ACS RX ROCKET Coronary Dilatation Catheters were reasonable modifications under the Settlement Agreement, and were immune from suit. The ACS RX MULTI-LINK HP Coronary Stent System was held not to be a reasonable modification.

On December 29, 1998, SciMed filed suit against the Company in the Hague, the Netherlands, alleging infringement of a European Patent owned by SciMed by the ACS RX ELIPSE Coronary Dilatation Catheter and the ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS MULTI-LINK RX DUET Coronary Stent Systems. SciMed is seeking injunctive relief and monetary damages.

On January 13, 1999, SciMed filed suit against the Company, ACS, and Guidant Sales Corporation in the Northern District of California alleging that ACS's RX MULTI-LINK, RX MULTI-LINK HP, and MULTI-LINK RX DUET Coronary Stent Systems infringe certain SciMed patents. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

On June 4, 1998, Cordis filed suit against the Company and ACS in the District Court for the Eastern District of Virginia, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes two patents owned by Cordis. On August 7, 1998, the court granted the Company's motion to transfer the case to the Northern District of California. Based on defenses asserted by the Company, Cordis agreed to dismiss this case without prejudice, and a stipulation was filed with the Court requesting that all claims and counterclaims be dismissed. The Court entered an Order dismissing the case in its entirety, without prejudice, on April 5, 1999.

On February 1, 1999, Deborah Charms filed suit against the Company and CPI in the United States District Court for the Western District of Texas alleging that unspecified defibrillation products of CPI infringe a patent owned by Charms.
In the lawsuit, Charms is seeking injunctive relief and unspecified monetary damages.

On March 31, 1999, Pacesetter, Inc. filed suit against Guidant Sales Corporation, Inc. and CPI in the Central District of California, alleging that the VIGOR SR and VIGOR DR pacemakers infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

The Company believes that it has substantial and meritorious defenses against the above infringement claims and intends to vigorously contest them. The Company has filed suit and has lawsuits and other legal actions currently outstanding against most of the companies discussed above. While it is not possible to predict or determine the outcomes of the legal actions brought against it, or to provide an estimate of any additional losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 10 -- CONTINGENCIES  (Continued)

Further, product liability claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk-management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Guidant Corporation (Guidant or the Company), is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic devices for use in: (i) vascular intervention (VI), (ii) cardiac rhythm management (CRM), and (iii) cardiac and vascular surgery (C&VS). Guidant is a worldwide leader in minimally invasive devices used for opening blocked coronary arteries, such as coronary stents and coronary balloon dilatation catheters. The Company is also a worldwide leader in automatic implantable cardioverter defibrillator (AICD) systems, used to detect and treat abnormally fast heart rhythms (tachycardia). The Company designs, manufactures, and markets a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia). In addition, the Company develops, manufactures, and markets devices principally for use in minimally invasive cardiac and vascular surgeries.

Cardiovascular disease continues to be the leading cause of death in the United States. Guidant's business strategy is to design, develop, manufacture, and market innovative, high-quality therapeutic products principally for use in treating cardiovascular and vascular diseases which result in improved quality of patient care and reduced treatment costs. In implementing this strategy, the Company focuses on the following three areas, which it believes are critical to its future success: (i) global product innovation, (ii) economic partnerships with customers worldwide, and (iii) organizational excellence.

The following tables are summaries of the Company's net sales and major costs and expenses excluding the impact of special items. For purposes of analysis and discussion herein, the Company employs a concept of operating income, which is defined as income before special items, and excludes the items under the category, "other income (expenses)", as set forth on the consolidated statements of income on page 2, and accounting changes.


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          ----------------------
                                            1999          1998
                                          --------       -------
                                           (Dollars in millions)
                                                (unaudited)

Vascular intervention                       $324.4       $267.0
Cardiac rhythm management                    245.6        185.4
Cardiac & vascular surgery                    20.1         17.9
                                            ------       ------
 Total net sales                            $590.1       $470.3

Cost of products sold                        139.5        107.4
                                            ------       ------

 Gross profit                                450.6        362.9

Research and development                      81.8         62.0
Sales, marketing, and administrative         170.1        135.1
                                            ------       ------
                                             251.9        197.1

Operating income                            $198.7(1)    $165.8
                                            ======       ======


                                         AS A PERCENT OF NET SALES
                                         -------------------------

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                          ----------------------
                                            1999          1998
                                          --------       -------


Vascular intervention                         55.0%        56.8%
Cardiac rhythm management                     41.6         39.4
Cardiac & vascular surgery                     3.4          3.8
                                            ------       ------
 Total net sales                             100.0%       100.0%

Cost of products sold                         23.6         22.8
                                            ------       ------

 Gross profit                                 76.4         77.2

Research and development                      13.9         13.2
Sales, marketing, and administrative          28.8         28.7
                                            ------       ------
                                              42.7         41.9

Operating income                              33.7%(1)     35.3%
                                            ======       ======


(1) Excludes purchased research and development charges of $49.0 million in 1999. Also excludes the impact of stay-pay and the cost of products sold impact of the purchase accounting write-up of acquired Intermedics inventory sold in the first quarter for a total of $8.3 million. Therefore, the cost of products sold, gross profit, research and development, and sales, marketing, and administrative lines displayed above do not agree to the reported consolidated statement of income presentation.

OPERATING RESULTS -- THREE MONTHS ENDED MARCH 31, 1999

The Company had all-time record worldwide net sales of $590.1 million for the three months ended March 31, 1999, reflecting an increase of $119.8 million or 25% over the same period in 1998. Significant growth in unit volume of 32% was partially offset by net sales price declines of 7%, which includes the effect of changes in product mix. The impact of foreign currency exchange rate fluctuations was not significant.

Net sales of VI products for the three months ended March 31, 1999, were a record $324.4 million, an increase of $57.4 million or 21.5%, from the same period in 1998. This sales growth was due to the continued enthusiastic customer acceptance of the ACS MULTI-LINK DUET Coronary Stent System, released to the U.S. market in November 1998. The ACS MULTI-LINK DUET System, the Company's newest generation coronary stent, is available on high performance over-the-wire and rapid exchange (RX) delivery systems. The DUET was designed specifically to deliver, deploy, and post-dilate the stent with lower delivery profiles, enhanced radiopacity, increased radial strength, and flexibility. In February, the Company received approval to market a 2.5mm diameter DUET in the United States. This product also contributed to the first quarter's sales growth.

Coronary stent sales experienced growth in all major markets. Worldwide coronary stent sales during the first quarter of 1999 were $241.7 million, compared to $183.8 million in the first quarter of 1998. Sales of coronary stents in the United States of $186.6 million increased 17.4%, compared to the first quarter of last year. International sales of coronary stents also contributed to the Company's first quarter 1999 sales growth, due to continued strong sales of the ACS MULTI-LINK RX DUET Coronary Stent System in Europe, and the February 1998 receipt of approval from Japan's Ministry of Health and Welfare for reimbursement of the ACS RX MULTI-LINK Coronary Stent System. Sales of coronary stents in international markets more than doubled in the first quarter to $55.1 million, compared to $24.7 million for the same period in 1998.

Total angioplasty sales, which include coronary balloon dilatation catheters, during the first quarter of 1999 of $78.8 million slightly declined compared to the first quarter of 1998. Management believes utilization of balloons in stent procedures is decreasing due to the current prevalence of high pressure - capable delivery systems for stents. As a result, post-dilatation balloon units have declined.

Comparing the first quarter of 1999 to the first quarter of 1998, the Company experienced pricing pressure on VI products, such as coronary balloon dilatation catheters and, to a lesser extent, coronary stents. Coronary stent prices, however, have remained consistent with the fourth quarter of 1998. The Company believes that pricing pressures on non-stent VI products may continue.

Sales of CRM products of $245.6 million during the first quarter of 1999 increased $60.2 million or 32.5% from the same period in 1998. Pacemaker products experienced substantial sales growth during this period, particularly in the United States and Europe where sales of these products increased 97.4% and 76.0%, respectively, over the first quarter of 1998. Excluding the incremental sales effect of Intermedics pacemakers, Guidant's sales of pacemakers in the first quarter increased 47.3% in the United States and 26.4% in Europe relative to the same period in 1998. This sales growth, exclusive of Intermedics, was driven by the U.S. market release of the DISCOVERY and MERIDIAN devices in May 1998 and the European market release of these devices in March 1998. These new pacemaker families include advanced diagnostics and single- and dual-chamber models featuring adaptive-rate pacing designed to match pacing rates to the patient's activity level. Worldwide pacemaker sales growth during the first quarter of 1999 was 93.8%. The Intermedics acquisition accounted for approximately $30 million of pacemaker sales in February and March 1999. Excluding Intermedics, worldwide pacing sales grew 38.2% in the first quarter.

AICD systems also contributed to sales growth with the VENTAK AV III DR, released in the United States in September 1998; strong sales of the VENTAK MINI IV, released to the U.S. market in December 1998; the VENTAK AV II DR, released in the United States in March 1998; and, the VENTAK MINI III, released in the United States in February 1998. The VENTAK AV III DR, 20% smaller than its predecessor product, is a rate responsive dual-chamber pacemaker/AICD. Sales of AICD systems increased 6.3% over the first quarter of 1998. Although Management believes sales of AICD systems in the second quarter of 1999 will be comparable to the first quarter of 1999, they may decline relative to the second quarter of 1998, when the Company had record levels of AICD sales.

Net sales of C&VS products in the first quarter of 1999 were $20.1 million, which represents 12.3% growth over the same period in 1998. Sales growth occurred in the United States and was driven primarily by the VASOVIEW Balloon Dissection System. In the fourth quarter of 1998, the Company recorded a $40 million non-cash impairment charge on Guidant's general surgery long-lived assets as a result of a previously reported judgement rendered against a subsidiary of the Company, and management's strategic redirection of this business away from general surgery applications. The Company is currently reviewing its options to transition out of this business. Sales of general surgery products were over $15 million in the first quarter of 1999. The C&VS group is focused on the ANCURE product family for the treatment of abdominal aortic aneurysm (AAA), the thirteenth leading cause of death in the United States. The Pre-market Approval (PMA) application for ANCURE was submitted to the FDA in March 1999.

The Company experienced sales growth both in the United States and international markets in the first quarter of 1999. Net sales in the United States of $425.4 million increased 18.8%, while international net sales of $164.7 million increased 46.7%, compared to the first quarter of 1998. U.S. net sales growth was primarily due to sales of the ACS MULTI-LINK DUET Coronary Stent System, sales of pacemaker systems such as DISCOVERY and MERIDIAN, the incremental sales due to the Intermedics acquisition and, to a lesser extent, increased sales of AICD devices such as VENTAK AV III DR and VENTAK MINI IV. International net sales growth was primarily driven by the ACS MULTI-LINK RX DUET in Europe, ACS RX MULTI-LINK in Japan, VENTAK MINI IV, VENTAK AV III DR, and ACS RX GEMINI.
The ACS RX GEMINI Coronary Dilatation Catheter was released in the U.S. in January 1999.

Cost of products sold was $146.4 million for the quarter ended March 31, 1999, and represented 24.8% of net sales versus 22.8% for the same period in 1998. Cost of products sold in the first quarter of 1999 includes the impact of purchase accounting adjustments related to the inventory write-up of acquired Intermedics inventory sold in the first quarter. It also includes the impact of stay-pay for Intermedics manufacturing personnel in the first quarter of

1999. The impact of these two items was $6.9 million. Excluding these charges, costs of products sold represented 23.6% of net sales. This increase over the first quarter of 1998 primarily reflects the impact of the sale of Intermedics products, which have higher manufacturing costs.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Research and development spending as a percentage of net sales was 13.9% and 13.2% in the first quarters of 1999 and 1998, respectively. Research and development expenses of $82.3 million increased $20.3 million or 32.7% during the first quarter of 1999 compared to the same period in 1998, and established a new record for the Company. Increased research and development spending during the period resulted primarily from: (i) new product development costs related to future generations of AICDs, pacemakers, coronary stents, and dilatation catheters; (ii) the acquisition of Intermedics and its related incremental spending; (iii) development of radiation therapy devices for coronary restenosis; (iv) development of stent technology for other parts of the vascular anatomy, such as peripheral and carotid arteries; (v) development of treatment for atrial arrhythmias; and (vi) clinical evaluation of implantable device systems for treatment of congestive heart failure. The Company intends to maintain its commitment to bring new technologies to the market and provide cost-effective therapies to people who suffer from cardiovascular diseases.

On February 1, 1999, the Company completed the acquisition of Intermedics, a leading designer, manufacturer, and marketer of cardiac rhythm management products. Intermedics' products include bradycardia pacemakers, implantable cardioverter defibrillators, leads, and programmers. The aggregate purchase price of the Intermedics acquisition of $810 million has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets recorded on this acquisition will be amortized over their estimated useful lives. Developed technology will be amortized over ten years, while sales network, assembled work force, and the excess of cost over net assets acquired will be amortized over twenty years.

The income approach was used in analyzing the in-process and developed technology. The underlying premise of this approach is that the value of an asset can be measured by the present value of the net cash flows to be received. The valuation of purchased research and development represents the estimated fair value related to incomplete projects. The in-process technology acquired in the Intermedics acquisition consists of two research and development projects which will be integrated into existing Guidant products. These projects involve work on certain new bradycardia technologies. The new bradycardia technology relates to increased longevity, expanded diagnostics, connector technology, and pacing technology. Management anticipates that these technologies will be on the market in late 2000 and will cost approximately $20 - $30 million to complete. In addition, Guidant acquired the THINLINE pacing lead family from Intermedics. Six projects were in-process at the date of acquisition related to the THINLINE family. Endocardial pacing leads are insulated wires that carry stimulating impulses from the pulse generator to the heart. They also carry electrical signals produced by cardiac activity to the pulse generator. THINLINE II is presently in clinical trials, will be available in silicone or polyurethane, and will have even lower profile and improved radiopacity. Management anticipates that THINLINE II will also be on the market in late 2000 and will cost approximately $8 - $10 million to complete. At the acquisition date, the technological feasibility of the new THINLINE products and the new bradycardia technologies had not been established, and the in-process technology had no alternative uses. A 20% discount rate was used in calculating the net present value of the cash flows.

Sales, marketing, and administrative expenses in the first quarter of 1999 grew $35.9 million or 26.6%, compared to the three month period ended March 31, 1998. This increase was due to: (i) incremental expenses associated with the inclusion of Intermedics results; (ii) increased legal costs associated with various litigation; (iii) costs related to the implementation of direct operations in certain international markets, such as Japan; and (iv) the impact of stay-pay for non-manufacturing Intermedics personnel.

Operating income, as previously defined, was $198.7 million in the first quarter of 1999, or 33.7% of net sales, compared to $165.8 million or 35.3% of net sales for the three months ended March 31, 1998. This growth of 20% in operating income was less than the 25% growth in net sales due to the aforementioned increased cost of products sold and operating expenses.

The Company had net other expenses of $22.4 million, including a one-time gain on an equity investment of $14.4 million. This one-time gain was recorded in connection with the merger of CardioGenesis Corporation, in which Guidant had an equity interest, and Eclipse Surgical Technologies, Inc. Excluding this gain, net other expenses were $36.8 million for the three months ended March 31, 1999. Net other expenses for the first quarter of 1998, excluding a $60 million charge related to an agreement with C.R. Bard, Inc., that settled two patent infringement lawsuits and granted the Company paid-up licenses to certain patents, were $20.3 million. The increase in adjusted other expenses of $16.5 million in the first quarter of 1999 was due primarily to increased interest and amortization expense related to the Intermedics acquisition.

As a result of certain non-deductible special charges in the first quarter of 1999, the Company's effective tax rate was 53.4% compared to 35.3% in the first quarter of 1998. Excluding the impact of special items, the effective income tax rate for the three months ended March 31, 1999, was 36.9%. This increase relates to the non-deductible goodwill amortization expense related to the acquisition of Intermedics.

Earnings before interest, taxes, depreciation, and amortization (EBITDA), exclusive of special items in both years, was $202.2 million for the three months ended March 31, 1999, compared to $164.6 million for the three months ended March 31, 1998. This 22.8% improvement in EBITDA is primarily driven by sales growth.

Guidant had reported net income for the three months ended March 31, 1999, of $52.1 million and diluted net income per share of $0.17. Net income also includes the net impact of $3.3 million for the cumulative effect of a change in accounting principle in the first quarter of 1999. Excluding the aforementioned special items in the first quarter of 1999 and 1998, net income would have been $102.1 million and $94.1 million, respectively. This 8.5% growth in adjusted net income reflects the aforementioned higher other expenses and effective income tax rate. Earnings per share-assuming dilution, exclusive of the above special items, were $0.33 for the three months ended March 31, 1999, and $0.31 for the three months ended March 31, 1998.

LIQUIDITY AND FINANCIAL CONDITION

The Company continued to generate cash flows which were more than sufficient to fund operations during the first quarter. Cash and cash equivalents increased to $33.7 million at March 31, 1999, from $15.6 million at December 31, 1998; cash provided by operating activities was $122.4 million in the first quarter of 1999, compared to $105.2 million for the first quarter of 1998.

Working capital of $378.1 million at March 31, 1999, increased by $201.8 million from the prior year-end level. Acquired Intermedics assets account for approximately $75 million of this increase at March 31, 1999. In addition, performance-based compensation payments reduced employee compensation accruals, which also contributed to the increase in working capital. The current ratio at March 31, 1999 was 1.6:1 compared to 1.3:1 at December 31, 1998. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $842.0 million for the first quarter of 1999, compared to $12.7 million for the same period in 1998. The acquisition of Intermedics, net of cash acquired, was a $798.0 million use of cash, in the first quarter of 1999. Net additions of property and equipment of $38.9 million for the first three months of 1999, compared to $19.1 million for the first three months of 1998, were also a significant use of cash for investing activities during both periods. This increase in property and equipment additions is due in part to the Company's announced investment in a manufacturing facility in Ireland and expansion of certain facilities in both California and Minnesota.

Net cash provided by financing activities totaled $739.7 million for the first quarter of 1999. Net proceeds of $346.4 million were received from the issuance of seven year, 6.15% long-term notes. In addition, commercial paper was issued to finance the acquisition of Intermedics on February 1, 1999. In the first quarter of 1998, financing activities decreased cash by $87.0 million.

At March 31, 1999, the Company had outstanding borrowings of $1,232.6 million through the issuance of commercial paper, bank borrowings, and approximately

$350 million of 6.15% long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The weighted-average interest rate of all debt outstanding at March 31, 1999, was 5.21%. The commercial paper borrowings are supported by two credit facilities aggregating $850 million. This includes a $400 million facility that permits borrowings through August 2003 and a $450 million facility that permits borrowings through August 1999 which would not be required to be repaid until August 2000. There are currently no outstanding borrowings under these facilities. The Company expects that approximately $993 million of borrowings will remain outstanding for the next twelve months and, as a result, this amount has been classified as long-term at March 31, 1999.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs including planned capital expenditures. Capital expenditures are expected to be over $200 million in 1999, primarily due to investment in the Company's new manufacturing facility in Ireland and expansion of U.S. administrative and manufacturing facilities. Guidant reached a license agreement with Angeion Corporation on April 8, 1999, requiring a $35 million payment in the second quarter of 1999. In addition, Guidant has recorded liabilities for the discharge of certain obligations related to the Intermedics acquisition. These liabilities include severance, distributor terminations, and miscellaneous cancellation fees. The estimated total liabilities recorded related to the Intermedics acquisition are $87 million, most of which will be paid in 1999. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings.

The Company has recognized net deferred tax assets aggregating $209.2 million at March 31, 1999, compared to $157.1 million at December 31, 1998. This increase is due primarily to the establishment of deferred tax assets as part of the purchase accounting adjustments on the Intermedics acquisition. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

YEAR 2000

Guidant is taking reasonable steps necessary to confirm that its business systems, software, and equipment that consider and process date-related information will continue to function properly after December 31, 1999. In doing so, Guidant is paying particular attention to assuring compliance with all regulatory guidelines regarding Year 2000 issues. Guidant's implantable devices do not contain real-time clocks. As a result, these devices present no Year 2000 issues. The Company's other products have been assessed and found to be Year 2000 ready with the exception of a few minor adjustments. These adjustments are limited to programmers and relate to date limitations that present no adverse health impact to the patient.

Guidant, as a corporation formed in 1994, has many relatively new systems, including an enterprise-wide operational support system, which has been certified Year 2000 ready by its developer. As such, Management's focus has been on assessing and readying manufacturing equipment, facilities infrastructure, other computer systems, and business partners. This assessment has been completed for all business critical systems and, necessary actions are being taken to remediate equipment and systems and develop contingency arrangements. Guidant believes it will complete any necessary remediation of business critical equipment, other computer systems, and infrastructure by June 30, 1999. This timeframe will allow internal auditing and testing, as well as any further remediation, if necessary, of these systems to take place in the second half of 1999. Efforts to confirm the readiness of various business partners will continue up to and through, January 1, 2000.

The Company has also performed an assessment of two recent acquisitions, Intermedics, Inc., and InControl, Inc. Like Guidant, the implantable devices produced by these companies do not contain real-time clocks, and therefore are not susceptible to Year 2000 issues. Assessments of other business operations from these acquisitions did not reveal any major deficiencies. Guidant believes, therefore, that the integration of these enterprises will not adversely impact Guidant's Year 2000 project schedule.

The Company is devoting the necessary resources to resolve all significant issues in a timely manner. The costs associated with the Year 2000 assessment and remediation of problems noted are expensed as incurred or capitalized if the expenditures relate to hardware or software that will benefit future periods. Based upon current assessments, Management believes that the cost of such actions will not have a material effect on Guidant's operating results or financial condition. The Company currently expects its total out-of-pocket costs related to addressing its Year 2000 issues will be approximately $20 million, $8.8 million of which has been incurred to date. Approximately $6 million of this total represents capital expenditures, which will be capitalized and depreciated over the assets' estimated useful lives.

Recognizing that there are external forces beyond its control, Guidant is developing contingency plans to address any situations that might occur. The Guidant Year 2000 Contingency Plan Process is an extension of Guidant's business continuation planning process. These plans lay out what each reporting unit will do if, despite best efforts, elements crucial to business are not available or cease to function properly due to Year 2000 processing problems. Considerations include: adjusting inventory levels, identifying alternative sources of supply and services, understanding and anticipating supply and demand chain readiness, establishing crisis response processes to address unexpected problems, and defining alternative ways to stabilize business operations quickly and get the business critical jobs done if a Year 2000 problem arises.

The Year 2000 issue is expected to affect the systems of other external entities with which the Company interacts. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if critical third parties do not become Year 2000-ready on a timely basis. The Company is working through various trade associations as well as communicating directly with its significant suppliers and customers to determine their Year 2000 readiness. In addition, the Company has also begun contingency planning to handle disruptions with utility providers including electrical and telecommunications suppliers.

Guidant expects to have contingency plans in place by August 30, 1999. There can be no guarantee, however, that these efforts will prevent a materially adverse effect on the Company's financial condition or operations due to the failure of third parties to become Year 2000-ready.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed Exhibit 99.1 filed herewith.

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

On May 3, 1996, Angeion Corporation filed a lawsuit against CPI in the United States District Court of Minnesota. The complaint, as subsequently amended, alleged infringement of certain Angeion defibrillator patents by CPI's MINI I and MINI II defibrillator models. On September 15, 1998, CPI filed suit against Angeion Corporation in the United States District Court of Minnesota. The complaint alleged infringement of certain CPI defibrillator patents by Angeion's defibrillator products. On April 8, 1999 the Company announced that it had settled these two suits and been granted a royalty-free nonexclusive license to all of Angeion's current patents and patent applications covering cardiac stimulation devices in exchange for $35 million. The $35 million will be recorded in the second quarter of 1999 as an intangible asset and will be amortized over twelve years.

On June 4, 1996, General Surgical Innovations, Inc., (GSI) filed suit against Origin MedSystems, Inc., (Origin) in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System and Preperitoneal Distention Balloon Systems infringe a patent owned by GSI. GSI's motion for summary judgement of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages.
On February 9, 1999, the jury determined the patent to be valid and infringement to be willful, and awarded GSI approximately $12.9 million in damages. GSI filed post-trial motions seeking injunctive relief, trebling of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorneys fees. By an order and judgment entered on April 14, 1999, the court declined GSI's requests to increase damages and to declare the case exceptional. An injunction was issued enjoining sales of the Origin products for use in the United States, but the implementation was stayed until November 15, 1999 as to customers who were users of the products as of February 8, 1999, subject to Origin paying to GSI a 30% royalty. Origin has appealed, and this appeal relates to this injunctive relief as well as to liability.

On June 4, 1998, Cordis filed suit against the Company and ACS in the District Court for the Eastern District of Virginia, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes two patents owned by Cordis. On August 7, 1998, the court granted the Company's motion to transfer the case to the Northern District of California. Based on defenses asserted by the Company, Cordis agreed to dismiss this case without prejudice, and a stipulation was filed with the Court requesting that all claims and counterclaims be dismissed. The Court entered an Order dismissing the case in its entirety, without prejudice, on April 5, 1999.

On March 31, 1999, Pacesetter, Inc. filed suit against Guidant Sales Corporation, Inc. and CPI in the Central District of California, alleging that the VIGOR SR and VIGOR DR pacemakers infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following documents are filed as exhibits to this report:

           27.1    Financial Data Schedule
           99.1    Factors Possibly Affecting Future Operating Results.


     (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed the following current reports on Form 8-K:


    Form 8-K        Date of Filing                  Description
----------------   -----------------       -----------------------------
     Item 2        February 4, 1999        Acquisition of the electro-
                                           physiology business of
                                           Sulzer Medica, Ltd.

     Item 5        February 11, 1999       Press release filed by the
                                           Company on February 11, 1999,
                                           explaining a fourth quarter
                                           1998 charge associated with
                                           its Origin subsidiary.

     Item 5        February 17, 1999       Underwriting agreement dated
                                           February 11, 1999, relating
                                           to the issuance and sale by
                                           the Company of $350 million,
                                           6.15% notes due 2006.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)



Date  May 5, 1999              /s/ Keith E. Brauer
                               ---------------------------
                               Keith E. Brauer
                               Vice President, Finance and
                               Chief Financial Officer



Date  May 5, 1999              /s/ Roger Marchetti
                               ---------------------------
                               Roger Marchetti
                               Corporate Controller and
                               Chief Accounting Officer

                                  Exhibit List



               27.1    Financial Data Schedule
               99.1    Factors Possibly Affecting Future Operating Results.