Form 10-Q
period 1999-06-30
GUIDANT CORP
filed 1999-08-04
CIK 929987

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999


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


Yes   X        No _____
    -----



The number of shares of common stock outstanding as of July 30, 1999:

               Class                 Number of Shares Outstanding
               -----                 ----------------------------
              Common                         302,135,851

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GUIDANT CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                     (In millions, except per-share data)
                                  (unaudited)

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                                    --------             --------
                                               1999       1998       1999       1998
                                             --------  ----------  ---------  ---------

Net sales..................................   $603.5     $ 487.8   $1,193.6    $ 958.1

Cost of products sold......................    157.5       110.0      303.9      217.4
                                              ------     -------   --------    -------

   Gross profit............................    446.0       377.8      889.7      740.7

Research and development...................     79.2        65.8      161.5      127.8
Purchased research and development.........       --        28.7       49.0       28.7
Sales, marketing, and administrative.......    170.0       141.1      341.0      276.2
                                              ------     -------   --------    -------

                                               249.2       235.6      551.5      432.7

Other income (expenses):
   Interest, net...........................    (15.4)       (3.5)     (28.0)      (6.9)
   Royalties, net..........................    (12.0)      (11.2)     (26.0)     (20.4)
   Amortization............................    (10.7)       (4.6)     (19.4)      (8.3)
   Litigation settlement charge............       --          --         --      (60.0)
   Other, net..............................     (6.3)       (1.2)       6.6       (5.2)
                                              ------     -------   --------    -------

                                               (44.4)      (20.5)     (66.8)    (100.8)
                                              ------     -------   --------    -------

Income before income taxes and cumulative
 effect of change in accounting principle..    152.4       121.7      271.4      207.2

Income taxes...............................     58.6        43.0      122.2       73.2
                                              ------     -------   --------    -------

Income before cumulative effect of change
 in accounting principle...................     93.8        78.7      149.2      134.0

Cumulative effect of change in accounting
 principle, net............................       --          --       (3.3)        --
                                              ------     -------   --------    -------

   Net income..............................   $ 93.8     $  78.7   $  145.9    $ 134.0
                                              ======     =======   ========    =======

Earnings per share.........................   $ 0.32     $  0.27   $   0.49    $  0.45
                                              ======     =======   ========    =======

Earnings per share-assuming dilution.......   $ 0.31     $  0.26   $   0.48    $  0.44
                                              ======     =======   ========    =======

Dividends paid per share...................   $   --     $.00625   $     --    $0.0125
                                              ======     =======   ========    =======



See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)



                                               June 30,    December 31,
                                                 1999          1998
                                              -----------  ------------
                                              (unaudited)
Assets

Current Assets
Cash and cash equivalents...................      $ 20.6         $ 15.6

Accounts receivable, net of allowances
   of $19.4(1999) and $19.5(1998)...........       468.5          435.4

Other receivables...........................         8.3            8.3

Inventories.................................       261.0          193.4

Deferred income taxes.......................       101.4           83.3

Prepaid expenses............................        56.5           27.5
                                                  ------         ------

   Total Current Assets.....................       916.3          763.5



Other Assets
Goodwill, net of allowances
   of $93.5(1999) and $78.9(1998)...........       586.7          202.6

Other intangible assets, net of allowances
   of $21.2(1999) and $16.6(1998)...........       111.2           44.3

Deferred income taxes.......................        66.1           73.8

Investments.................................        60.7           62.5

Sundry......................................        31.1           33.6

Property and equipment, net of accumulated
   depreciation of $298.2 (1999) and
   $262.3 (1998)............................       467.3          389.2
                                                  ------         ------

                                                $2,239.4       $1,569.5
                                                ========       ========




See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)


                                               June 30,         December 31,
                                                 1999              1998
                                          -------------------  -------------
                                             (unaudited)

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable........................           $    77.8       $   65.3

Employee compensation...................                87.0          129.5

Other liabilities.......................               216.2          137.9

Current portion of long-term debt.......               310.0           54.5

Payable to Sulzer Medica................                  --          200.0
                                                   ---------       --------

   Total Current Liabilities............               691.0          587.2


Noncurrent Liabilities
Long-term debt..........................               808.9          390.0

Other...................................               116.3           38.4
                                                   ---------       --------

                                                       925.2          428.4

Commitments and contingencies...........                  --             --

Shareholders' Equity
Common stock-no par value:
   Authorized shares: 1,000,000,000
   Issued shares: 302,138,000 (1999)
                  301,848,000 (1998)......             192.9          192.5

Additional paid-in capital..............               151.7          197.0

Retained earnings.......................               398.9          253.0

Deferred cost, ESOP.....................               (39.9)         (41.3)

Treasury stock, at cost:
   Shares:  684,673  (1999).............
           671,618  (1998)..............               (36.5)         (27.0)

Accumulated other comprehensive income..               (43.9)         (20.3)
                                                   ---------       --------

                                                       623.2          553.9
                                                   ---------       --------

                                                   $ 2,239.4       $1,569.5
                                                   =========       ========

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flow
                                 (In millions)

                                                         Six Months Ended
                                                               June 30,
                                                               --------
                                                           1999      1998
                                                           ----      ----
                                                             (unaudited)
Cash Provided by Operating Activities:
  Net income..........................................  $ 145.9    $134.0

Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
  Depreciation........................................     38.7      24.6
  Amortization of intangible assets...................     19.4       8.3
  Purchased research and development..................     49.0        --
  Change in deferred income taxes.....................      3.4     (13.5)
  Other noncash expenses, net.........................     19.7      34.3
                                                        -------    ------
                                                          276.1     187.7

Changes in Operating Assets and Liabilities:
  Receivables, increase...............................    (10.3)    (11.0)
  Inventories, increase...............................    (19.9)    (18.0)
  Prepaid expenses and other assets, decrease.........      3.6       6.4
  Accounts payable and accrued expenses, decrease.....    (36.9)     (9.7)
  Income taxes payable, increase (decrease)...........    117.1     (13.7)
  Other liabilities, decrease.........................   (208.6)     (3.1)
                                                        -------    ------

Net Cash Provided by Operating Activities.............    121.1     138.6

Investing Activities:
  Additions of property and equipment, net............    (88.8)    (49.5)
  Purchases of available-for-sale securities..........       --      (0.7)
  Sale/maturity of available-for-sale securities......       --      13.1
  Additions of other assets, net......................    (36.4)    (47.5)
  Acquisition, net of cash acquired...................   (568.0)       --
                                                        -------    ------

Net Cash Used for Investing Activities................   (693.2)    (84.6)

Financing Activities:
  Proceeds from long-term borrowings..................    346.4        --
  Increase/(decrease) in borrowings, net..............    330.5      (7.4)
  Dividends...........................................       --      (3.7)
  Purchases of common stock and other capital
   transactions.......................................    (97.6)    (25.1)
                                                        -------    ------

Net Cash Provided by (Used for) Financing Activities..    579.3     (36.2)

Effect of Exchange Rate Changes on Cash...............     (2.2)     (0.2)
                                                        -------    ------

Net Increase in Cash and Cash Equivalents.............      5.0      17.6

Cash and Cash Equivalents at Beginning of Period......     15.6      17.7
                                                        -------    ------

Cash and Cash Equivalents at End of Period............  $  20.6    $ 35.3
                                                        =======    ======

See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 (In millions)
                                  (unaudited)

Note 1 - General Information

Guidant Corporation (Guidant or the Company) operates in one segment: the development, manufacture, and marketing of a broad range of innovative, high-quality therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in minimally invasive procedures used for opening blocked coronary arteries using coronary stents, coronary balloon dilatation catheters, and related accessories. The Company is also a leader in automatic implantable cardioverter defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia). The Company designs, manufactures, and markets a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia). In addition, Guidant develops, manufactures, and markets products for use in minimally invasive cardiac and vascular surgeries. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. The Company markets its products in over 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.


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


Note 3 - Inventories

Inventories consisted of the following:


                                   June 30,  December 31,
                                     1999        1998
                                   --------  ------------

     Finished products               $130.8        $ 89.9
     Work in process                   66.4          51.9
     Raw materials and supplies        63.8          51.6
                                     ------        ------
                                     $261.0        $193.4
                                     ======        ======

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 4 - Acquisition

On February 1, 1999, the Company completed its acquisition of the electrophysiology business of Sulzer Medica, Ltd. (Sulzer), which includes Intermedics, Inc. (Intermedics), a leader in the manufacture and distribution of bradycardia pacemakers, for an aggregate cost of $810 million in cash. The purchase price was based on the aggregate sales volume produced by independent U.S. representatives of Sulzer who agreed to become Guidant employees. In the second quarter, Guidant received a $30 million purchase price adjustment from Sulzer based on the net worth of the electrophysiology business as reported on the closing balance sheet received in May 1999. This has currently reduced the aggregate purchase price to approximately $780 million. The acquisition was accounted for using the purchase method. The consolidated financial statements include the Intermedics operating results from the date of acquisition.

The aggregate purchase price includes $200 million required to settle the Company's intellectual property litigation with Intermedics, which was payable regardless of the consummation of the acquisition. This litigation settlement charge was recorded in the third quarter of 1998. The remaining purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The final aggregate purchase cost and allocation are subject to final closing balance sheet adjustments, based on net worth, and final valuation of certain assets acquired as well as other conditions. Final adjustments will be made over the next few quarters, and will adjust goodwill recorded in connection with this transaction.

The Company continued to finalize the purchase price allocation in the second qurter as additional information became available. The Company recorded $75 million of liabilities relative to the announced closing of the acquired facilities and termination of various Intermedics' contractual commitments. The facilities will be closed after a transition period of approximately one year. Intangible assets related to developed technology, the sales network, assembled work force, and the excess of cost over net assets acquired (goodwill) will be amortized over their estimated useful lives. Developed technology will be amortized over ten years, and all other intangible assets will be amortized over twenty years. The preliminary aggregate purchase price allocation is as follows:



Litigation settlement                                          $200
Developed technology                                             28
Purchased research and development                               49
Sales network and assembled workforce                           101
Net tangible assets                                             101
Excess of cost over net assets acquired                         301
                                                               ----
                                                               $780
                                                               ====

Liabilities recorded are included in net assets as follows:

Workforce reductions                                           $ 45
Contractual commitments                                          30
                                                               ----
                                                               $ 75
                                                               ====

The majority of these costs will be paid by the end of the first quarter of 2000. Approximately $45 million of the liabilities assumed remain outstanding at June 30, 1999.

The Company recorded a $49 million charge in the first quarter of 1999 related to the ascribed value of Intermedics' in-process technology. The valuation of this

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 4 - Acquisition - (Continued)

technology was based upon guidelines provided by the Securities and Exchange Commission and involved an analysis of those projects which had not reached technological feasibility and had no alternative future use. This charge reflects the unproven status of these technologies.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Intermedics as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangibles, purchased research and development, and an increase in interest expense related to acquisition financing. The pro forma amounts do not reflect any benefits from synergies and are not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the specified periods, or the expected results of future operations.



                                             Six Months Ended
                                                   June 30,
                                              1999       1998
                                              ----       ----
Net sales                                   $1,209.7  $1,106.7
Net income                                     129.2      47.1
Net income per share - assuming dilution    $   0.42  $   0.16

Note 5 - Borrowings

As of June 30, 1999, the Company's outstanding borrowings consisted of:


                    June 30,  December 31,
                      1999        1998
                    --------  ------------

Commercial paper    $  512.0        $230.5
Bank borrowings        260.5         214.0
Long-term notes        346.4            --
                    --------        ------
                    $1,118.9        $444.5
                    ========        ======

The acquisition of Intermedics was initially financed with commercial paper. On February 11, 1999, the Company issued seven-year 6.15% notes with a $350 million principal amount to replace a portion of the commercial paper. In order to support the additional commercial paper, the Company increased its credit facilities with certain banks. At June 30, 1999, the Company had a $400 million facility that permits borrowings through August 2003 and a $450 million facility that permits borrowings through August 1999 that would be due and payable one year from that date. The Company anticipates that the credit facility that expires in August 1999 will be extended. There are currently no outstanding borrowings under these arrangements which carry a variable market rate of interest. Restrictive covenants in the borrowing agreements are unchanged from year-end.

Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The Company expects that approximately $463 million in commercial paper borrowings will remain outstanding throughout the next twelve months and, accordingly, has classified that portion of commercial paper as long-term at June 30, 1999. The weighted average interest rate on borrowings outstanding at June 30, 1999, was 5.32% compared to 5.39% at December 31, 1998.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 6 - Earnings Per Share

The following table sets forth the computation of earnings per share:


                                               Three Months Ended  Six Months Ended
                                                    June 30,           June 30,
                                               ------------------  -----------------

                                                 1999      1998     1999      1998
                                                 ----      ----     ----      ----

Income before cumulative effect of
accounting change............................   $  93.8   $  78.7  $ 149.2   $ 134.0

Cumulative effect of accounting change, net..       --        --      (3.3)      --
                                                -------   -------  -------   -------

Net income...................................   $  93.8   $  78.7  $ 145.9   $ 134.0
                                                =======   =======  =======   =======

Weighted-average common shares outstanding...    295.27    294.60   295.21    294.56

Effect of employee stock options.............      9.89      7.30    10.46      7.16
                                                -------   -------  -------   -------

Weighted-average common shares outstanding
and assumed conversions......................    305.16    301.90   305.67    301.72
                                                =======   =======  =======   =======

Earnings per share:

Income before cumulative effect of
accounting change............................   $  0.32   $  0.27  $  0.50   $  0.45

Cumulative effect of accounting change, net..       --       --      (0.01)      --
                                                -------   -------  -------   -------

Earnings per share...........................   $  0.32   $  0.27  $  0.49   $  0.45
                                                =======   =======  =======   =======

Earnings per share - assuming dilution:

Income before cumulative effect of
accounting change............................   $  0.31   $  0.26  $  0.49   $  0.44

Cumulative effect of accounting change, net..       --        --     (0.01)      --
                                                -------   -------  -------   -------

Earnings per share - assuming dilution.......   $  0.31   $  0.26  $  0.48   $  0.44
                                                =======   =======  =======   =======

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 7 - Comprehensive Income

Comprehensive income comprises net income adjusted for the changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. For the second quarter of 1999 and 1998, comprehensive income was $88.6 million and $78.0 million, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $122.3 million and $131.0 million, respectively.


Note 8 - New Accounting Pronouncements

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that all start-up costs, as defined by the statement, are expensed as incurred. This change in accounting principle resulted in a pretax cumulative effect adjustment (charge) of $5.3 million ($3.3 million after tax; $0.01 per share). Prior to January 1, 1999, these costs were capitalized and depreciated over periods of up to five years.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative financial instruments and hedging activities. This pronouncement has been delayed by the FASB and is now required to be adopted in fiscal years beginning after June 15, 2000. SFAS No. 133 will require, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have on the Company or when the statement will be adopted.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 9 - Segment Information

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
Geographic Information:               1999        1998         1999        1998
                                      ----        ----         ----        ----

Net Sales(1):
United States                        $425.9      $370.0      $  851.3     $728.0
International                         177.6       117.8         342.3      230.1
                                     ------      ------      --------     ------

                                     $603.5      $487.8      $1,193.6     $958.1
                                     ======      ======      ========     ======

(1) Revenues are attributed to countries based on location of the customer.

                                      June 30,                    December 31,
Long-lived Assets:                      1999                          1998
                                        ----                          ----
United States                         $1,178.6                       $678.4
International                             78.4                         53.8
                                      --------                       ------
                                      $1,257.0                       $732.2
                                      ========                       ======

                                   Three Months Ended       Six Months Ended
Net Sales of Classes                    June 30,                June 30,
of Similar Products:                1999       1998           1999     1998
                                    ----       ----           ----     ----
Vascular intervention               $317.5    $256.4        $  641.9  $523.4
Cardiac rhythm management            269.8     215.1           515.4   400.5
Cardiac & vascular surgery            16.2      16.3            36.3    34.2
                                    ------    ------        --------  ------

                                    $603.5    $487.8        $1,193.6  $958.1
                                    ======    ======        ========  ======

Note 10 - Contingencies

The Company is a party to various legal actions which have arisen in the normal course of business.

In a lawsuit originally filed against Advanced Cardiovascular Systems, Inc. ("ACS"), a wholly owned subsidiary of the Company, on May 31, 1994, in the Northern District of California, SciMed Life Systems, Inc., ("SciMed") a subsidiary of Boston Scientific Corporation, ("BSC") alleged that the ACS RX ELIPSE Coronary Dilatation Catheter infringes certain patents owned by SciMed. Subsequently, the complaint was amended to further allege infringement by the ACS RX MULTI-LINK Coronary Stent System. On June 15, 1999, the court entered an order granting a motion for summary judgment of non-infringement in favor of ACS. By granting ACS' motion, the court found that neither of the accused products infringes the patents asserted by SciMed. As a result, the court entered judgment in favor of ACS and closed the case. SciMed has filed a Notice of Appeal.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 10 - Contingencies - (Continued)

On March 12, 1996, ACS filed suit against SciMed in the Northern District of California alleging that SciMed's Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS'. On June 22, 1999, the court granted ACS' motions for summary judgment of validity and infringement of its patent, and denied the parties' other summary judgment motions, including SciMed's motions for summary judgment of invalidity and no willful infringement of the ACS patent and ACS motion for summary judgment of enforceability. In the lawsuit, ACS is seeking injunctive relief and monetary damages. Trial of the remaining issues is currently scheduled to commence on February 7, 2000.

On May 3, 1996, Pacesetter, Inc., filed suit against Cardiac Pacemakers, Inc., ("CPI") a wholly owned subsidiary of the Company, in the District Court for Minnesota. The complaint, as subsequently amended, alleges infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit sought injunctive relief, unspecified monetary damages, and an award of attorneys' fees. On December 16, 1998, following a trial on the merits, the jury of the District Court of Minnesota returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers adapted for use with certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.7 million, which the Company has accrued. The court is currently considering (1) Pacesetter's request for an injunction, (2) Pacesetter's request to overturn the jury's verdict of no liability on one patent, and (3) the Company's request that the court overturn the jury's verdict of liability and declare Pacesetter's patent not infringed and invalid.

On May 28, 1996, Origin Medsystems, Inc. ("Origin"), a wholly-owned subsidiary of the Company, filed suit against General Surgical Innovations, Inc. ("GSI") in the Northern District of California alleging that GSI's Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998 GSI's motion for summary judgment that the Origin patent was obtained by inequitable conduct was granted. On November 2, 1998 the Court awarded GSI its attorney fees. Origin appealed both decisions. On July 16, 1999 the Court of Appeals for the Federal Circuit vacated the summary judgment of inequitable conduct and remanded the case to the district court for further proceedings. The Company expects that, as a result of the Federal Circuit's decision, the award of attorney fees will be vacated as well.

On June 4, 1996, GSI filed suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System, Preperitoneal Distention Balloon (PDB) Systems and Extraview Balloon Systems infringe a patent owned by GSI. GSI's motion for summary judgement of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages. On February 8, 1999, the jury determined the patent to be valid and infringement to be willful, and awarded GSI approximately $12.9 million in damages, which the Company has accrued. GSI filed post-trial motions seeking injunctive relief, enhancement of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorneys fees. By an order and judgment entered on April 16, 1999, the court declined GSI's requests to increase damages and to declare the case exceptional. An injunction was issued

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 10 - Contingencies - (Continued)

enjoining sales of the accused Origin products for use in the United States, but the implementation was stayed until November 15, 1999, as to customers who were users of the products as of February 8, 1999, subject to Origin paying to GSI a 30% royalty. Origin has appealed, and this appeal relates to the injunctive relief as well as to liability.

On September 24, 1997, GSI filed a second suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages. On July 6, 1999, GSI amended its complaint to add an additional patent and Origin's PDB and ExtraView Systems to the suit, but did not oppose Origin's currently pending motion to stay all proceedings pending the outcome of the appeal in the first GSI case.

On October 3, 1997, Cordis Corporation ("Cordis"), a subsidiary of Johnson and Johnson, filed suit against the Company and ACS in the District Court of Delaware, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. On October 22, 1997, Cordis amended its complaint to include Arterial Vascular Engineering, Inc. ("AVE") and BSC as co-defendants. A hearing on the motion for a preliminary injunction was held in February 1998 and in July 1998, Cordis' motion for a preliminary injunction was denied by the court. On October 27, 1998, one of the patents asserted against the Company and ACS emerged from reexamination filed by Cordis. On April 1, 1999, Cordis filed a motion to again amend its complaint to add allegations of infringement of the reexamined patent and a new patent that was issued on May 11, 1999, and to add the ACS MULTI-LINK DUET Coronary and MEGALINK Peripheral Stents as well. The motion was granted by the court on May 13, 1999. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

On November 6, 1997, Medtronic, Inc., filed suit against ACS in the District Court for Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. A trial date has been set for October 18, 1999. Medtronic has filed a new complaint to add allegations of infringement by the ACS MULTI-LINK DUET and SOLO Coronary and MEGALINK Peripheral stents of the same patent. In these lawsuits, Medtronic is seeking injunctive relief and monetary damages.

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

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 10 - Contingencies - (Continued)

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

On March 31, 1999, Pacesetter, Inc. filed suit against Guidant Sales Corporation, Inc. and CPI in the Central District of California, alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

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


Note 11 - Subsequent Event

On July 7, 1999, the Company reached a definitive agreement to sell the assets related to its general surgery business. The financial impact of the disposal is immaterial to the consolidated financial statements. Under the terms of the agreement, the Company has retained the ability to apply certain of the technologies that are being transferred as part of the transaction to Cardiac and Vascular surgery products that are either currently in development or will be developed in the future.

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

                                         Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                        --------------------     ----------------
                                          1999       1998        1999        1998
                                          ----       ----        ----        ----
                                                   (Dollars in millions)
                                                        (unaudited)
Vascular intervention                    $317.5     $256.4     $  641.9     $523.4
Cardiac rhythm management                 269.8      215.1        515.4      400.5
Cardiac & vascular surgery                 16.2       16.3         36.3       34.2
                                         ------     ------     --------     ------
   Total net sales                       $603.5     $487.8     $1,193.6     $958.1

Cost of products sold                     146.5      110.0        286.0      217.4
                                         ------     ------     --------     ------

   Gross profit                           457.0      377.8        907.6      740.7

Research and development                   78.7       65.8        160.5      127.8
Sales, marketing, and administrative      168.5      141.1        338.6      276.2
                                         ------     ------     --------     ------
                                          247.2      206.9        499.1      404.0

Operating income                         $209.8(1)  $170.9(2)  $  408.5(1)  $336.7(2)
                                         ======     ======     ========     ======

                                                  As a Percent of Net Sales
                                           ----------------------------------------
                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                           ------------------      ----------------
                                            1999       1998         1999       1998
                                            ----       ----         ----       ----
Vascular intervention                       52.6%      52.6%        53.8%      54.6%
Cardiac rhythm management                   44.7       44.1         43.2       41.8
Cardiac & vascular surgery                   2.7        3.3          3.0        3.6
                                           -----      -----        -----      -----
   Total net sales                         100.0%     100.0%       100.0%     100.0%

Cost of products sold                       24.3       22.6         24.0       22.7
                                           -----      -----        -----      -----

   Gross profit                             75.7       77.4         76.0       77.3

Research and development                    13.0       13.5         13.5       13.3
Sales, marketing, and administrative        27.9       28.9         28.3       28.8
                                           -----      -----        -----      -----
                                            40.9       42.4         41.8       42.1

Operating income                           34.8%(1)   35.0%(2)     34.2%(1)   35.2%(2)
                                           =====      =====        =====      =====

(1) Excludes purchased research and development charges of $49.0 million for the six months ended June 30, 1999. Also excludes the impact of stay-pay and the purchase accounting write-up of acquired Intermedics inventory sold for a total of $13 million in the second quarter of 1999 and $21.3 million for the six months ended June 30, 1999. Therefore, the cost of products sold, gross profit, research and development, and sales, marketing, and administrative lines displayed above do not agree to the reported consolidated statement of income presentation.

(2) Excludes a purchased research and development charge of $28.7 million in the second quarter of 1998 which represents the appraised value of in-process research and development recognized in conjunction with the asset acquisition of NeoCardia, LLC.

Operating Results - Three and Six Months Ended June 30, 1999

The Company had all-time record worldwide net sales of $603.5 million for the three months ended June 30, 1999, reflecting an increase of $115.7 million or 24% over the same period in 1998. Significant growth in unit volume of 29% was partially offset by net sales price declines of 5%, which includes the effect of changes in product mix.

The Company had worldwide net sales of $1,193.6 million for the six months ended June 30, 1999, reflecting an increase of $235.5 million or 25% over the six months ended June 30, 1998. Growth in unit volume of 30% was also partially offset by net sales price declines of 5%, including changes in worldwide product mix. The impact of foreign currency exchange rate fluctuations was not significant on the three and six month periods ended June 30, 1999, as compared to the same periods ended June 30, 1998.

Net sales of VI products for the three months ended June 30, 1999, were $317.5 million, an increase of $61.1 million or 23.8%, from the same period in 1998. Net sales of VI products for the six months ended June 30, 1999 were $641.9 million, an increase of $118.5 million or 22.6% over the comparable period in 1998. This sales growth was due to the continued enthusiastic customer acceptance of the ACS MULTI-LINK in Japan and the ACS MULTI-LINK DUET Coronary Stent System in the U.S., Europe, and the rest of the world.

Coronary stent sales experienced growth in all major markets. Worldwide coronary stent sales during the second quarter of 1999 were $232.3 million, compared to $176.4 million in the second quarter of 1998. Sales of these products during the first half of 1999 were $474.0 million compared to $360.1 million during the first half of 1998. Sales of coronary stents in the United States of $174.5 million increased 20.0% in the second quarter of 1999 compared to the second quarter of last year. Sales of these products in the United States during the first half of 1999 were $361.2 million compared to $304.4 million during the first half of 1998. International sales of coronary stents also contributed to the Company's sales growth, due to continued strong sales of the ACS MULTI-LINK RX DUET Coronary Stent System in Europe, and the February 1998 receipt of approval from Japan's Ministry of Health and Welfare for reimbursement of the ACS RX MULTI-LINK Coronary Stent System. Sales of coronary stents in international markets increased 86.5% in the second quarter to $57.8 million, while sales of these products during the first half of 1999 were $112.8 million compared to $55.7 million during the first half of 1998.

On July 6, 1999, Guidant announced CE Mark Approval to market the ACS MULTI-LINK TRISTAR Coronary Stent System in Europe. This is Guidant's next generation stent system which features improvements designed to increase ease of stent placement and reduce vessel injury, which is thought to be a contributor to eventual vessel reclosure. Although management believes stent sales will grow in the third quarter of 1999 relative to the third quarter of 1998, they may decline relative to the second quarter of 1999 due to increased market competition.

Total angioplasty sales, which include coronary balloon dilatation catheters, increased 4% during the second quarter of 1999 to $80.6 million compared to the second quarter of 1998. Sales of such products during the first half of 1999 of $159.0 were essentially flat compared to the first half of 1998. Management believes utilization of balloons in coronary stent procedures is decreasing due to the current prevalence of high pressure - capable delivery systems for these devices. As a result, post-stent dilatation balloon units have declined.

Comparing the second quarter and first half of 1999 to the second quarter and first half of 1998, the Company experienced pricing pressure on VI products, such as coronary balloon dilatation catheters and, to a lesser extent, coronary stents. The average sales price decline on the stent from the first quarter of 1999 to the second quarter was 2% in the United States. The Company believes that pricing pressures on VI products may continue. Some of the price decline on stents is influenced by usage mix shifts toward lower priced, shorter length stents.

Sales of CRM products of $269.8 million during the second quarter of 1999 increased $54.7 million or 25.4% from the same period in 1998. Net sales of CRM products for the six months ended June 30, 1999 were $515.4 million, an increase of $114.9 million or 28.7% for the same period in 1998. Pacemaker products experienced substantial sales growth during 1999, particularly in the United States and Europe where sales of these products increased 93.4% and 70.7%, respectively, for the second quarter of 1999 compared to the second quarter of 1998. For the six months ended June 30, 1999, compared to the six months ended June 30, 1998, these products increased 95.4% and 73.2% in the United States and Europe, respectively. This sales growth was driven by the increasing popularity of the DISCOVERY and MERIDIAN pacing devices launched in the U.S. and Europe in the first half of 1998, in addition to the acquisition of Intermedics. Guidant launched the PULSAR and PULSAR MAX Dual-Sensor Pacemaker Systems in the U.S. in June 1999. These new systems provide sophisticated adaptive-rate therapy designed to match the pacing rate provided by the pacemaker to individual patient needs. Due to the progressing integration of the Intermedics sales representatives and operations, reporting the separate sales of the former Intermedics' product lines is no longer meaningful.

AICD systems sales declined 8.1% and 1.4%, for the three and six month periods ended June 30, 1999, as compared to the same periods in 1998 due to the introduction of competitor devices. The second quarter of 1998 represented all-time record sales of these devices related to the March 1998 U.S. market release of the VENTAK AV II DR. The VENTAK AV II DR was the world's first implantable defibrillator system to incorporate dual-chamber adaptive-rate pacing capability. AICD systems sales were $140.2 million in the second quarter and $279.1 for the six months ended June 30, 1999. The VENTAK VR was released in the United States in May 1999. This device offers single-chamber, adaptive-rate pacing capability combined with cardioversion and defibrillation therapies. Also in May 1999, the results of the Multicenter Unsustained Tachycardia Trial (MUSTT) were presented. This trial showed a 74% reduction in sudden cardiac death for certain patients with coronary heart disease who received an implantable cardioverter defibrillator. Although management believes sales of AICD systems in the third quarter of 1999 may grow over the second quarter of 1999, they could decline relative to the third quarter of 1998.

Net sales of C&VS products in the second quarter of 1999 were $16.2 million, which are level with the same period in 1998. Net sales of C&VS products for the six months ended June 30, 1999 were $36.3 million, an increase of $2.1 million or 6.1% over the comparable period in 1998. On July 7, 1999, the Company reached a definitive agreement to sell its general surgery business. The financial impact of the disposal of this business will be recorded in the third quarter of 1999 and is not material to Guidant's consolidated financial results. Sales of general surgery products were approximately $12 million and $28 million for the three and six months ended June 30, 1999. The C&VS group is now primarily focused on the ANCURE product family for the treatment of abdominal aortic aneurysm (AAA). An advisory panel of the FDA unanimously recommended approval of the ANCURE System in June 1999.

The Company experienced sales growth both in the United States and international markets during the second quarter of 1999. Net sales in the United States of $425.9 million increased 15.1%, while international net sales of $177.6 million increased 50.8% compared to the second quarter of 1998. For the six months ended June 30, 1999, U.S. net sales increased 16.9% to $851.3 million and international net sales increased 48.8% to $342.3 million, as compared to the same period in 1998. U.S. net sales growth was primarily due to sales of the ACS MULTI-LINK DUET Coronary Stent System, sales of pacemaker systems such as DISCOVERY and MERIDIAN, and the incremental sales due to the Intermedics acquisition. International net sales growth was primarily driven by the ACS MULTI-LINK RX DUET in Europe, ACS RX MULTI-LINK in Japan, ACS RX GEMINI coronary dilatation catheter, and the Intermedics acquisition.

Cost of products sold was $157.5 million for the quarter ended June 30, 1999, and represented 26.1% of net sales versus 22.6% for the same period in 1998.
For the six months ended June 30, 1999, cost of products sold was $303.9 million or 25.5% of net sales versus $217.4 million or 22.7% of net sales for the comparable period in 1998. For both periods in 1999, cost of products sold includes the impact of purchase accounting adjustments related to the write-up of acquired Intermedics inventory sold in the first half of 1999. It also includes the impact of stay-pay for Intermedics manufacturing personnel in the first half of 1999. The impact of these two items was $11.0 million and $17.9 million for the three and six month periods ended June 30, 1999, respectively. Excluding these charges, costs of products sold represented 24.3% and 24.0%, respectively of net sales for the three and six months ended June 30, 1999. The increase in cost of products sold as a percent of sales over 1998 primarily reflects the impact of the sale of Intermedics products, which have lower gross profit.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Excluding stay-pay, research and development spending as a percentage of net sales was 13.0% and 13.5% in the second quarters of 1999 and 1998, respectively, and 13.5% and 13.3% for the six months ended June 30, 1999 and 1998, respectively. Adjusted research and development expenses of $78.7 million increased $12.9 million or 19.6% during the second quarter of 1999 compared to the same period in 1998. For the six months ended June 30, 1999, adjusted research and development expenses increased $32.7 million or 25.6% over the comparable period in 1998. These spending increases resulted primarily from: (i) new product development costs related to future generations of AICDs, pacemakers, coronary stents, and dilatation catheters; (ii) the acquisition of Intermedics and its related incremental spending; (iii) development of radiation therapy devices for coronary restenosis; (iv) development of stent technology for other parts of the vascular anatomy, such as peripheral and carotid arteries; (v) development of treatment for atrial arrhythmias; and (vi) clinical evaluation of implantable device systems for treatment of heart failure. The Company intends to maintain its commitment to bring new technologies to the market and provide cost-effective therapies to people who suffer from cardiovascular diseases. As a result, the Company believes research and development spending will be 14% - 15% of net sales in 1999.

On February 1, 1999, the Company completed the acquisition of Intermedics, a leading designer, manufacturer, and marketer of cardiac rhythm management products. Intermedics' products include bradycardia pacemakers, leads, and programmers. The aggregate purchase price of the Intermedics acquisition of $780 million has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Intangible assets acquired will be amortized over their estimated useful lives. Developed technology will be amortized over ten years, while the sales network, assembled work force, and the excess of cost over net assets acquired will be amortized over twenty years.

The valuation of purchased research and development represents the estimated fair value related to incomplete projects. The in-process technology acquired in the Intermedics acquisition consists of bradycardia research and development projects which will be integrated into existing Guidant products. This technology relates to increased longevity, expanded diagnostics, connector technology, and pacing technology. Management anticipates that these technologies will be on the market in late 2000 and will cost approximately $20
- $30 million to complete. In addition, Guidant acquired the THINLINE pacing lead family from Intermedics. This product, which will be available in silicone or polyurethane, is presently in clinical trials and will have lower profile and improved radiopacity. Management anticipates that this product will also be on the market in late 2000 and will cost approximately $8 - $10 million to complete. At the acquisition date, the technological feasibility of the new THINLINE products and the new bradycardia technologies had not been established, and the in-process technology had no alternative uses. A 20% discount rate was used in calculating the net present value of the cash flows. As a result of this analysis, the Company recognized a pre-tax charge of $49 million in the first quarter of 1999 relating to the appraised value of in-process research and developed technology.

Adjusted sales, marketing, and administrative expenses in the second quarter of 1999 increased $27.4 million or 19.4%, compared to the second quarter of 1998, and $62.4 million or 22.6% for the six months ended June 30, 1999, versus the comparable period in 1998. For both periods, these expenses increased at a rate less than sales growth. This increase in spending was due to: (i) incremental expenses associated with the inclusion of Intermedics results; (ii) increased legal costs associated with various litigation; (iii) costs related to the implementation of direct operations in certain international markets, such as Japan; and (iv) increased investment in the United States field-sales force. Total adjusted operating expenses for the second quarter were 40.9% of sales compared to 42.4% of sales for the second quarter of 1998.

Operating income, as previously defined, was $209.8 million in the second quarter of 1999, or 34.8% of net sales, compared to $170.9 million or 35.0% of net sales for the three months ended June 30, 1998. This growth of 22.8% in operating income was less than the growth in net sales due to the aforementioned increased cost of products sold, offset somewhat by controlled growth in adjusted operating expenses. Operating income for the six months ended June 30, 1999 and 1998 was $408.5 million and $336.7 million, respectively, representing growth of 21.3%, which is less than the growth rate in sales due to the same factors described above.

For the three months ended June 30, 1999, the Company had net other expenses of $44.4 million compared to $20.5 million for the same period in the prior year. This increase is primarily due to increased interest and amortization expense related to the Intermedics acquisition. Net other expenses for the six months ended June 30, 1999, were $66.8 million, including a one-time gain of $14.4 million. This one-time gain was recorded in connection with the merger of CardioGenesis Corporation, in which Guidant had an equity interest, and Eclipse Surgical Technologies, Inc. Excluding this gain, net other expenses were $81.2 million for the six months ended June 30, 1999. Net other expenses for the six months ended June 30, 1998, excluding a $60 million charge related to an agreement with C.R. Bard, Inc., that settled two patent infringement lawsuits and granted the Company paid-up licenses to certain patents, were $40.8 million. The increase in adjusted other expenses of $40.4 million in the first six months of 1999 is due to the same factors mentioned above.

Excluding the impact of special items, the effective income tax rate for the three and six months ended June 30, 1999, was 36.9%. The Company's effective income tax rate for the three and six month periods ended June 30, 1998 was 35.3%. This increase in the adjusted effective tax rate relates to the non-deductible goodwill amortization expense related to the acquisition of Intermedics.

Earnings before interest, taxes, depreciation, and amortization (EBITDA), exclusive of special items in both years, was $211.2 million for the three months ended June 30, 1999, and $413.4 million for the six months ended June 30, 1999. EBITDA was $171.1 million for the three months ended June 30, 1998, and $335.7 million for the six months ended June 30, 1998. These 23.4% and 23.1% improvements in EBITDA, respectively, are primarily driven by sales growth.

Guidant had reported net income for the three months ended June 30, 1999, of $93.8 million and diluted earnings per share of $0.31. Net income for the three months ended June 30, 1998 was $78.7 million and diluted earnings per share was $0.26. Excluding the aforementioned special items in the second quarters of 1999 and 1998, net income would have been $104.4 million and $97.3 million, respectively. This 7.3% growth in adjusted net income is less than operating income growth due to the aforementioned increase in other expenses and the effective income tax rate in 1999. Earnings per share-assuming dilution, exclusive of the above special items, were $0.34 for the three months ended June 30, 1999, and $0.32 for the three months ended June 30, 1998.

For the six months ended June 30, 1999, net income would have been $206.5 million and earnings per share-assuming dilution would have been $0.68 without the aforementioned special charges. Reported net income for the six months ended June 30, 1999, also includes the net impact of $3.3 million for the cumulative effect of a change in accounting principle, net of income taxes, in the first quarter of 1999. Net income for the six months ended June 30, 1998, excluding the impact of the special charges, would have been $191.4 million and $0.63 per share-assuming dilution.

Liquidity and Financial Condition

The Company continued to generate cash flows which were more than sufficient to fund operations during the first half of 1999. Cash and cash equivalents increased to $20.6 million at June 30, 1999, from $15.6 million at December 31, 1998. For the six months ended June 30, 1999, cash provided by operating activities was $121.1 million compared to $138.6 million for the same period in 1998.

Working capital of $225.3 million at June 30, 1999, increased by $49.0 million from the prior year-end level. Acquired Intermedics' assets increased working capital approximately $69 million. This increase is offset by increases in trade payables and the current portion of long-term debt. The current ratio at June 30, 1999 and December 31, 1998 was 1.3:1. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $693.2 million for the six months ended June 30, 1999, compared to $84.6 million for the same period in 1998. The acquisition of Intermedics, net of cash acquired, was a $568.0 million use of cash in the first quarter of 1999. The payment of the Intermedics settlement of $200 million is included in operating activities. Net additions of property and equipment of $88.8 million for the six months ended June 30, 1999, compared to $49.5 million for the same period in 1998, were also a significant use of cash for investing activities during both periods. This increase is due in part to the Company's announced investment in a manufacturing facility in Ireland and expansion of certain facilities, including equipment purchases, in both California and Minnesota.

Net cash provided by financing activities totaled $579.3 million for the six months ended June 30, 1999. Net proceeds of $346.4 million were received from the issuance of seven year, 6.15% long-term notes. In addition, commercial paper was issued to finance the acquisition of Intermedics on February 1, 1999. In the first six months of 1998, financing activities decreased cash by $36.2 million.

At June 30, 1999, the Company had outstanding borrowings of $1,118.9 million through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $850 million. This includes a $400 million facility that permits borrowings through August 2003 and a $450 million facility that permits borrowings through August 1999 which would not be required to be repaid until August 2000. The Company anticipates that the credit facility that expires in August 1999 will be extended. There are currently no outstanding borrowings under these facilities. The Company expects that approximately $463 million of commercial paper borrowings will remain outstanding for the next twelve months and, as a result, this amount of commercial paper has been classified as long-term at June 30, 1999. The weighted-average interest rate of all debt outstanding at June 30, 1999, was 5.32%.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs including planned capital expenditures. Capital expenditures are expected to be over $200 million in 1999, primarily due to continued investment in the Company's new manufacturing facility in Ireland and expansion of U.S. development, manufacturing and support facilities. In addition, Guidant has recorded liabilities for the discharge of certain obligations related to the Intermedics acquisition. These liabilities include severance, distributor terminations, and miscellaneous cancellation fees. The liabilities outstanding at June 30, 1999, related to the Intermedics acquisition are $45 million, most of which will be paid in 1999. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings.

The Company has recognized net deferred tax assets aggregating $167.5 million at June 30, 1999, compared to $157.1 million at December 31, 1998. This increase is due primarily to the establishment of deferred tax assets as part of the purchase accounting adjustments on the Intermedics acquisition. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

Year 2000

Guidant is taking reasonable steps necessary to confirm that its business systems, software, and equipment that consider and process date-related information will continue to function properly after December 31, 1999. In doing so, Guidant is paying particular attention to assuring compliance with all regulatory guidelines regarding Year 2000 issues. Guidant's implantable devices do not contain real-time clocks. As a result, these devices present no Year 2000 issues. The Company's other products have been assessed and found to be Year 2000 ready with the exception of a few minor adjustments to the implantable device control units (Programmers). These adjustments relate to minor date limitations that present no adverse health impact to the patient.

Guidant, as a corporation formed in 1994, has many relatively new systems, including an enterprise-wide operational support system, which has been certified Year 2000 ready by its developer and extensively tested by Guidant. As such, management's focus has been on assessing and readying manufacturing equipment, facilities infrastructure, other computer systems, and business partners. Guidant believes it has substantially completed any necessary remediation of business critical equipment, other computer systems, and infrastructure. This allows for development of contingency arrangements, internal auditing and testing, as well as any further remediation, if necessary, of these systems to take place in the second half of 1999. Efforts to confirm the readiness of various business partners will continue up to and through, January 1, 2000.

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

The Company is devoting the necessary resources to resolve all significant issues in a timely manner. The costs associated with the Year 2000 assessment and remediation of problems noted are expensed as incurred or capitalized if the expenditures relate to hardware or software that will benefit future periods. Based upon current assessments, management believes that the cost of such actions will not have a material effect on Guidant's operating results or financial condition. The Company currently expects that its total out-of-pocket costs related to addressing its Year 2000 issues will be less than $20 million, $10.6 million of which has been incurred to date. Approximately $5 million of the total will be capital expenditures, which will be depreciated over the assets' estimated useful lives.

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

Guidant expects to have contingency plans in place early in the fourth quarter. There can be no guarantee, however, that these efforts will prevent an event that will have a materially adverse effect on the Company's financial condition or operations due to the failure of third parties to become Year 2000-ready.

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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

In a lawsuit originally filed against ACS, a wholly owned subsidiary of the Company, on May 31, 1994, in the Northern District of California, SciMed Life Systems, Inc., ("SciMed") a subsidiary of Boston Scientific Corporation, ("BSC") alleged that the ACS RX ELIPSE Coronary Dilatation Catheter infringes certain patents owned by SciMed. Subsequently, the complaint was amended to further allege infringement by the ACS RX MULTI-LINK Coronary Stent System. On June 15, 1999, the court entered an order granting a motion for summary judgment of non-infringement in favor of ACS. By granting ACS's motion, the court found that neither of the accused products infringes the patents asserted by SciMed. As a result, the court entered judgment in favor of ACS and closed the case. SciMed has filed a Notice of Appeal.

On March 12, 1996, ACS filed suit against SciMed in the Northern District of California alleging that SciMed's Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS. On June 22, 1999 the court granted ACS's motions for summary judgment of validity and infringement of its patent, and denied the parties' other summary judgment motions, including SciMed's motions for summary judgment of invalidity and no willful infringement of the ACS patent and ACS's motion for summary judgment of enforceability. In the lawsuit, ACS is seeking injunctive relief and monetary damages. Trial of the remaining issues is currently scheduled to commence on February 7, 2000.

On November 6, 1997, Medtronic, Inc., filed suit against ACS in the District Court for Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. A trial date has been set for October 18, 1999. Medtronic has filed a new complaint to add allegations of infringement by the ACS MULTI-LINK DUET and SOLO Coronary and MEGALINK Peripheral stents of the same patent. In these lawsuits, Medtronic is seeking injunctive relief and monetary damages.

On May 28, 1996, Origin Medsystems, Inc. ("Origin"), a wholly-owned subsidiary of the Company, filed suit against General Surgical Innovations, Inc. ("GSI") in the Northern District of California alleging that GSI's Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998 GSI's motion for summary judgment that the Origin patent was obtained by inequitable conduct was granted. On November 2, 1998 the Court awarded GSI its attorney fees. Origin appealed both decisions. On July 16, 1999 the Court of Appeals for the Federal Circuit vacated the summary judgment of inequitable conduct and remanded the case to the district court for further proceedings. The Company expects that, as a result of the Federal Circuit's decision, the award of attorney fees will be vacated as well.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Company's Annual Meeting of Shareholders was held on May 17, 1999.

         (b) At the meeting, the following directors were re-elected to three year terms:
               J.B. King
               S.B. King
               J.K. Moore
               R.E. Wager

In addition, the following directors continue in office for terms ending in the year indicated:
               J.M. Cornelius - 2000
               K.B. Clark - 2001
               M.A. Cox, Jr. - 2001
               R.W. Dollens - 2001
               E.C. Falla - 2001
               M. Grobstein - 2000
               M. Novitch - 2000
               E.L. Step - 2000

         (c) The following matters were voted on at the meeting: Election of
Directors:

            Name              For          Withheld
            ----              ---          --------
          J.B. King       259,132,935      1,805,743
          S.B. King       259,149,417      1,789,261
          J.K. Moore      259,151,893      1,786,785
          R.E. Wager      259,177,897      1,760,781

     Approval of Amendment to the Company's Amended and Restated Articles of Incorporation:

                        For         Against      Abstain
                        ---         -------      -------
                    247,669,944    12,558,842    709,892

     Ratification of appointment of Ernst & Young LLP as Independent Auditors:

                        For         Against      Abstain
                        ---         -------      -------
                    260,144,222     200,642      593,814

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



                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)



Date  August 4, 1999               /s/ Keith E. Brauer
                                       -------------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer



Date  August 4, 1999               /s/ Roger Marchetti
                                       -------------------------
                              Roger Marchetti
                              Corporate Controller and
                              Chief Accounting Officer

                                  Exhibit List


               27.1   Financial Data Schedule

               99.1   Factors Possibly Affecting
                      Future Operating Results.

                      GUIDANT CORPORATION and Subsidiaries
                            Financial Data Schedule
                         Six Months Ended June 30, 1999
                      (In millions, except per-share data)
                                    (unaudited)

Reference
Regulation S-X      Item Description                               Amount
--------------      ----------------                               -------
5-02 (1)            Cash and cash equivalents                      $   20.6

5-02 (3) (a) (1)    Accounts receivable                               487.9

5-02 (4)            Allowances for accounts receivable                 19.4

5-02 (6)            Inventories                                       261.0

5-02 (9)            Total current assets                              916.3

5-02 (13)           Property and equipment                            765.5

5-02 (14)           Accumulated depreciation                          298.2

5-02 (18)           Total assets                                    2,239.4

5-02 (21)           Total current liabilities                         691.0

5-02 (22)           Long-term debt                                    808.9

5-02 (30)           Common stock                                      192.9

5-02 (31)           Other shareholders' equity                        430.3

5-02 (32)           Total liabilities and shareholders' equity      2,239.4

5-03 (b) 1 (a)      Net sales                                       1,193.6

5-03 (b) 1          Total revenues                                  1,193.6

5-03 (b) 2 (a)      Cost of products sold                             303.9

5-03 (b) 2          Total costs and expenses applicable to sales      303.9

5-03 (b) 3          Other costs and expenses                          210.5

5-03 (b) (8)        Interest expense, net                              28.0

5-03 (b) (10)       Income before income taxes                        271.4

5-03 (b) (11)       Income taxes                                      122.2

5-03 (b) (14)       Net income before cumulative effect of            149.2
                    accounting change

5-03 (b) (18)       Cumulative effect of accounting change, net         3.3

5-03 (b) (19)       Net income                                        145.9

5-03 (b) (20)       Income per share                                   0.49

5-03 (b) (20)       Income per share - assuming dilution               0.48