Form 10-Q
period 1999-09-30
GUIDANT CORP
filed 1999-11-12
CIK 929987

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999


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


Yes   X        No _____
    -----

The number of shares of common stock outstanding as of November 5, 1999:

               Class                 Number of Shares Outstanding
               -----                 ----------------------------
               Common                      302,133,519

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                      GUIDANT CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                      (In millions, except per-share data)
                                  (unaudited)

                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                             --------------------      -------------------
                                               1999         1998       1999           1998
                                             --------     -------      -----        ------
Net sales..................................  $ 560.9     $ 445.4       $1,754.5    $1,403.5

Cost of products sold......................    141.1        95.7          445.0       313.1
                                              ------    --------       --------    --------

 Gross profit..............................    419.8       349.7        1,309.5     1,090.4

Research and development...................     74.0        70.0          235.5       197.8
Purchased research and development.........       --        90.0           49.0       118.7
Sales, marketing, and administrative.......    164.6       135.2          505.6       411.4
Foundation contribution....................     20.2          --           20.2          --
                                              ------    --------       --------    --------
                                               258.8       295.2          810.3       727.9

Other income (expenses):
 Interest, net.............................    (14.9)       (3.2)         (42.9)      (10.1)
 Royalties, net............................     (7.3)      (11.4)         (33.3)      (31.8)
 Amortization..............................    (10.9)       (4.8)         (30.3)      (13.1)
 Litigation settlement charge..............       --      (200.0)            --      (260.0)
 Other, net................................     (0.2)        0.4            6.4        (4.8)
                                              ------    --------       --------    --------

                                               (33.3)     (219.0)        (100.1)     (319.8)
                                              ------    --------       --------    --------

Income (loss) before income taxes and
 cumulative effect of change in
 accounting principle......................    127.7      (164.5)         399.1        42.7

Income taxes...............................     29.0        12.5          151.2        85.7
                                              ------    --------       --------    --------

Income (loss) before cumulative effect of
 change in accounting principle............     98.7      (177.0)         247.9       (43.0)

Cumulative effect of change in accounting
 principle, net............................       --          --           (3.3)         --
                                              ------    --------       --------    --------

Net income(loss)...........................   $ 98.7     ($177.0)      $  244.6      ($43.0)
                                              ======    ========       ========    ========

Earnings(loss)per share....................   $ 0.33      ($0.60)      $   0.83      ($0.15)
                                              ======    ========       ========    ========

Earnings(loss)per share -
 assuming dilution.........................   $ 0.32      ($0.60)      $   0.80      ($0.15)
                                              ======    ========       ========    ========

Dividends paid per share...................   $   --    $0.00625       $     --    $0.01875
                                              ======    ========       ========    ========



See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)



                                              September 30,   December 31,
                                                   1999           1998
                                              --------------  ------------
                                                (unaudited)
Assets

Current Assets
Cash and cash equivalents...................         $ 25.5         $ 15.6

Accounts receivable, net of allowances
   of $15.9(1999) and $19.5(1998)...........          449.2          435.4

Other receivables...........................           22.1            8.3

Inventories.................................          242.3          193.4

Deferred income taxes.......................           82.0           83.3

Prepaid expenses............................           52.3           27.5
                                                   --------       --------

   Total Current Assets.....................          873.4          763.5



Other Assets
Goodwill, net of allowances
   of $101.9(1999) and $78.9(1998)..........          567.7          202.6

Other intangible assets, net of allowances
   of $24.2(1999) and $16.6(1998)...........          107.5           44.3

Deferred income taxes.......................           78.7           73.8

Investments.................................           46.2           62.5

Sundry......................................           33.9           33.6

Property and equipment, net of accumulated
   depreciation of $306.3 (1999) and
   $262.3 (1998)............................          484.4          389.2
                                                   --------       --------
                                                   $2,191.8       $1,569.5
                                                   ========       ========




See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                             September 30,     December 31,
                                                 1999              1998
                                            ---------------   -------------
                                              (unaudited)

Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable........................            $   52.9       $   65.3

Employee compensation...................               100.9          129.5

Other liabilities.......................               196.8          137.9

Current portion of long-term debt.......               430.0           54.5

Payable to Sulzer Medica................                 --           200.0
                                                    --------       --------

   Total Current Liabilities............               780.6          587.2


Noncurrent Liabilities
Long-term debt..........................               569.5          390.0

Other...................................               116.0           38.4
                                                    --------       --------

                                                       685.5          428.4

Commitments and contingencies...........                 --             --

Shareholders' Equity
Common stock-no par value:
   Authorized shares: 1,000,000,000.....
   Issued shares: 302,138,000 (1999)
                  301,848,000 (1998)....               192.9          192.5

Additional paid-in capital..............               149.7          197.0

Retained earnings.......................               497.6          253.0

Deferred cost, ESOP.....................               (39.2)         (41.3)

Treasury stock, at cost:
   Shares: 676,710  (1999)..............
           671,618  (1998)..............               (37.3)         (27.0)

Accumulated other comprehensive income..               (38.0)         (20.3)
                                                    --------       --------

                                                       725.7          553.9
                                                    --------       --------

                                                    $2,191.8       $1,569.5
                                                    ========       ========

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flow
                                 (In millions)

                                                       Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                         1999      1998
                                                       -------   -------
                                                          (unaudited)
Cash Provided by Operating Activities:
  Net income (loss).................................   $ 244.6   $ (43.0)

Adjustments to Reconcile Net Income (Loss) to Cash
 Provided by Operating Activities:
  Depreciation......................................      58.2      38.2
  Amortization of intangible assets.................      30.3      13.1
  Purchased research and development................      49.0     118.7
  Change in deferred income taxes...................      15.7     (42.3)
  Other noncash expenses, net.......................      47.9      54.1
                                                       -------   -------
                                                         445.7     138.8

Changes in Operating Assets and Liabilities:
  Receivables, (increase) decrease..................     (13.6)      2.4
  Inventories, increase.............................     (16.4)    (57.0)
  Prepaid expenses and other assets,
    decrease........................................       0.2       5.3
  Accounts payable and accrued expenses,
    (decrease) increase.............................     (47.6)     18.4
  Income taxes payable, increase (decrease).........     133.1     (27.8)
  Other liabilities, (decrease) increase............    (228.3)    215.8
                                                       -------   -------

Net Cash Provided by Operating Activities...........     273.1     295.9

Investing Activities:
  Additions of property and equipment, net..........    (128.0)    (76.6)
  Purchases of available-for-sale securities........        --      (1.2)
  Sale/maturity of available-for-sale securities....        --      13.1
  Additions of other assets, net....................     (35.3)    (56.6)
  Acquisition and disposition, net of
   cash acquired....................................    (539.2)   (180.7)
                                                       -------   -------

Net Cash Used for Investing Activities..............    (702.5)   (302.0)

Financing Activities:
  Proceeds from long-term borrowings................     346.4        --
  Increase in borrowings, net.......................     207.4      69.6
  Dividends.........................................        --      (5.5)
  Purchases of common stock and other capital
   transactions.....................................    (113.0)    (47.0)
                                                       -------   -------

Net Cash Provided by Financing Activities...........     440.8      17.1

Effect of Exchange Rate Changes on Cash.............      (1.5)       --
                                                       -------   -------

Net Increase in Cash and Cash Equivalents...........       9.9      11.0

Cash and Cash Equivalents at Beginning of Period....      15.6      17.7
                                                       -------   -------

Cash and Cash Equivalents at End of Period..........   $  25.5   $  28.7
                                                       =======   =======

See notes to consolidated financial statements.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (In millions)
                                  (unaudited)

Note 1 - General Information

Guidant Corporation (Guidant or the Company) operates in one segment: the development, manufacture, and marketing of a broad range of innovative, high-quality therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in i) minimally invasive procedures used for opening blocked coronary arteries with coronary stents, coronary balloon dilatation catheters, and related accessories; ii) automatic implantable cardioverter defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) the design, manufacture, and marketing of a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); and iv) products for use in minimally invasive cardiac and vascular surgeries. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. The Company markets its products in over 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.


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


Note 3 - Inventories

Inventories consisted of the following:


                                   September 30,  December 31,
                                       1999           1998
                                   -------------  ------------

     Finished products                    $122.4        $ 89.9
     Work in process                        62.3          51.9
     Raw materials and supplies             57.6          51.6
                                          ------        ------
                                          $242.3        $193.4
                                          ======        ======

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Acquisitions and Disposal

On February 1, 1999, the Company completed its acquisition of the electrophysiology business of Sulzer Medica, Ltd. (Sulzer), which includes Intermedics, Inc. (Intermedics), a leader in the manufacture and distribution of bradycardia pacemakers, for an aggregate cost of $810 million in cash. The purchase price was based on the aggregate sales volume produced by independent U.S. representatives of Sulzer who agreed to become Guidant employees. Guidant received purchase price adjustments, based upon the closing balance sheet of the electrophysiology business, of $30 million in the second quarter and $14 million in the third quarter. The final purchase price was also subject to an adjustment based on the aggregate sales volume produced by the U.S. representatives of the electrophysiology business who agreed to become employees of Guidant in the six month period following the closing. This adjustment was paid by Guidant in the third quarter and increased the purchase price by $6 million. Therefore, as of September 30, 1999, the aggregate purchase price is $772 million. The acquisition was accounted for using the purchase method. The consolidated financial statements include the Intermedics operating results from the date of acquisition.

The aggregate amount paid to Intermedics includes $200 million required to settle the Company's intellectual property litigation with Intermedics, which was payable regardless of the consummation of the acquisition. This litigation settlement charge was recorded in the third quarter of 1998. The remaining purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final adjustments will be made over the next two quarters and will adjust the amount of goodwill recorded in connection with this transaction.

The Company recorded $73 million of liabilities relative to the announced closing of the acquired facilities and termination of various Intermedics' contractual commitments. Intangible assets related to developed technology will be amortized over ten years and intangible assets related to the sales network, assembled work force, and the excess of cost over net assets acquired (goodwill) will be amortized over twenty years. The preliminary aggregate purchase price allocation is as follows:


Litigation settlement                      $200
Developed technology                         28
Purchased research and development           49
Sales network and assembled workforce       101
Net tangible assets                         104
Excess of cost over net assets acquired     290
                                           ----
                                           $772
                                           ====

Liabilities recorded are included in net assets as follows:


Workforce reductions       $45
Contractual commitments     28
                           ---
                           $73
                           ===

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Acquisitions and Disposal - (Continued)

The majority of these costs will be paid by the end of the first quarter of 2000. Approximately $33 million of the liabilities assumed remain outstanding at September 30, 1999.

The Company recorded a $49 million charge at the time of the acquisition related to the ascribed value of Intermedics' in-process technology. The valuation of this technology was based upon guidelines provided by the Securities and Exchange Commission and involved an analysis of those projects which had not reached technological feasibility and had no alternative future use. This charge reflects the unproven status of these technologies.

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


                                            Nine Months Ended
                                              September 30,
                                              1999      1998
                                            --------  --------

Net sales                                   $1,770.6  $1,627.1
Net income                                     229.0      62.0
Net income per share - assuming dilution    $   0.75  $   0.21

On August 30, 1999, the Company announced the signing of a definitive agreement to acquire CardioThoracic Systems, Inc. (CTS). CTS has developed a broad range of products to advance the field of less invasive cardiac surgery and has pioneered the coronary artery bypass grafting (CABG) procedure performed on a beating heart, with the CTS OPCAB and CTS MIDCAB access platform and stabilizer systems. The system enables the CABG procedure to be completed without the use of cardiopulmonary bypass, potentially reducing post-operative hospital stay and surgical complications while preserving the high quality clinical outcomes associated with conventional CABG. CTS has also recently introduced products for less invasive valve surgery and arrested heart CABG procedures.

Each outstanding share of CTS common stock will be exchanged for shares of Guidant common stock valued at $19.50 per CTS share assuming the applicable average price of Guidant common stock, as defined in the agreement, is between $54.00 and $66.00. This price is defined as the average per share closing price of Guidant common stock during the twenty trading days preceding the date of the last trading day prior to the special meeting of the CTS shareholders, which is scheduled for November 15, 1999. If the applicable average selling price of Guidant common stock is at or above $66.00, each CTS share will be exchanged for
 .2955 of a share of Guidant common stock. If it is at or below $54.00, each CTS share will be exchanged for .3611 of a share of Guidant common stock. If it is less than $47.00, CTS has the right to terminate the merger agreement. CTS has approximately 16 million shares outstanding on a fully diluted basis. The transaction will be a tax-free exchange and will be

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 4 - Acquisitions and Disposal - (Continued)

accounted for as a pooling of interests. Closure of the transaction is subject to certain conditions, including approval by CTS shareholders. Upon closure of the transaction, which is expected in the fourth quarter of 1999, Guidant will record a one-time acquisition and transition-related charge.

On July 7, 1999, the Company reached a definitive agreement to sell the assets related to its general surgery product line. The financial impact of the disposal is not material to the consolidated financial statements and is included in "other, net" in the income statement in the third quarter of 1999. The loss on disposal of this product line includes certain costs incurred by Guidant to exit the general surgery product line including termination of supply agreements, contractual lease obligations, transition packages to transferring employees, as well as general transaction costs. The sale does not include any of the products for cardiac surgery applications, including the VASOVIEW UNIPORT and the VASOVIEW UNIPORT Plus Systems, which are used for endoscopic saphenous vein harvesting. Under the terms of the agreement, the Company has retained the ability to apply certain of the technologies that are being transferred as part of the transaction to cardiac & vascular surgery products that are either currently in development or will be developed in the future.


Note 5 - Borrowings

As of September 30, 1999, the Company's outstanding borrowings consisted of:



                    September 30,  December 31,
                        1999           1998
                    -------------  ------------

Commercial paper           $445.0        $230.5
Bank borrowings             208.0         214.0
Long-term notes             346.5            --
                           ------        ------
                           $999.5        $444.5
                           ======        ======


The acquisition of Intermedics was initially financed with commercial paper. On February 11, 1999, the Company issued seven-year 6.15% notes with a $350 million principal amount to replace a portion of the commercial paper. In order to support the additional commercial paper, the Company increased its credit facilities with certain banks. At September 30, 1999, the Company had a $400 million facility that permits borrowings through August 2003 and a $450 million facility that permits borrowings through August 2000 that would be due and payable one year from that date. There are currently no outstanding borrowings under these arrangements which carry a variable market rate of interest. Restrictive covenants in the borrowing agreements are unchanged from year-end.

Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The Company expects that approximately $223 million in commercial paper borrowings will remain outstanding throughout the next twelve months and, accordingly, has classified that portion of commercial paper as long-term debt at September 30, 1999. The weighted average interest rate on borrowings outstanding at September 30, 1999 was 5.67% compared to 5.39% at December 31, 1998.

                      GUIDANT CORPORATION and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 6 - Earnings Per Share

The following table sets forth the computation of earnings (loss) per share:

                                               Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                               -------------------  -------------------
                                                  1999      1998       1999      1998
                                                -------   -------    -------   -------
Income (loss) before cumulative effect of
accounting change............................   $  98.7   $(177.0)   $ 247.9   $ (43.0)

Cumulative effect of accounting change, net..        --        --       (3.3)       --
                                                -------   -------    -------   -------

Net income (loss)............................   $  98.7   $(177.0)   $ 244.6   $ (43.0)
                                                =======   =======    =======   =======

Weighted-average common shares outstanding...    295.31    294.66     295.24    294.60

Effect of employee stock options.............     10.23        --      10.39        --
                                                -------   -------    -------   -------

Weighted-average common shares outstanding,
assuming dilution............................    305.54    294.66     305.63    294.60
                                                =======   =======    =======   =======

Earnings (loss) per share:

Income (loss) before cumulative effect of
accounting change............................   $  0.33   $ (0.60)   $  0.84   $ (0.15)

Cumulative effect of accounting change, net..        --        --      (0.01)       --
                                                -------   -------    -------   -------

Earnings (loss) per share....................   $  0.33   $ (0.60)   $  0.83   $ (0.15)
                                                =======   =======    =======   =======
Earnings (loss) per share - assuming dilution:

Income (loss) before cumulative effect of
accounting change............................   $  0.32   $ (0.60)   $  0.81   $ (0.15)

Cumulative effect of accounting change, net..        --        --      (0.01)       --
                                                -------   -------    -------   -------
Earnings (loss) per share -
assuming dilution............................   $  0.32   $ (0.60)   $  0.80   $ (0.15)
                                                =======   =======    =======   =======

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 7  - Comprehensive Income

Comprehensive income comprises net income adjusted for the changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. For the third quarter of 1999 and 1998, comprehensive income (loss) was $104.6 million and ($171.0) million, respectively. Comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $226.9 million and ($40.0) million, respectively.


Note 8 - New Accounting Pronouncements

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that all start-up costs, as defined by the statement, be expensed as incurred. This change in accounting principle resulted in a pretax cumulative effect adjustment (charge) of $5.3 million ($3.3 million after tax; $0.01 per share). Prior to January 1, 1999, these costs were capitalized and depreciated over periods of up to five years.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative financial instruments and hedging activities. This pronouncement has been delayed by the FASB and is now required to be adopted in fiscal years beginning after June 15, 2000. SFAS No. 133 will require, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. Management has not yet determined the effect SFAS No. 133 will have on the Company or when the statement will be adopted.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 9 - Segment Information

                                                  Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
Geographic Information:                           1999        1998            1999       1998
                                                 -------     -------         -------   --------
Net Sales(1):
United States                                     $391.0      $320.3        $1,242.3   $1,048.3
International                                      169.9       125.1           512.2      355.2
                                                  ------      ------        --------   --------

                                                  $560.9      $445.4        $1,754.5   $1,403.5
                                                  ======      ======        ========   ========

(1) Revenues are attributed to countries based on location of the customer.

                                                     September 30,           December 31,
Long-lived Assets:                                       1999                    1998
                                                       --------                 ------
United States                                          $1,168.7                  $678.4
International                                              71.0                    53.8
                                                       --------                  ------
                                                       $1,239.7                  $732.2
                                                       ========                  ======

                                                Three Months Ended          Nine Months Ended
Net Sales of Classes                                September 30,              September 30,
of Similar Products:                             1999        1998           1999         1998
                                               -------      ------        --------     --------
Vascular intervention                           $290.1      $216.0        $  932.0     $  739.4
Cardiac rhythm management                        266.3       213.4           781.7        613.9
Cardiac & vascular surgery                         4.5        16.0            40.8         50.2
                                                ------      ------        --------     --------

                                                $560.9      $445.4        $1,754.5     $1,403.5
                                                ======      ======        ========     ========

Note 10 - Foundation Contribution

In the third quarter of 1999, Guidant contributed an equity investment worth $20.2 million to the Guidant Foundation, Inc. A total of $16.6 million of non-cash gains have been recognized on this equity investment in the nine months ended September 30, 1999. The gain on the equity investment is included in "other, net" on the income statement.

Note 11 - Contingencies

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

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 11 - Contingencies - (Continued)

an order granting a motion for summary judgment of non-infringement in favor of ACS. By granting ACS' motion, the court found that neither of the accused products infringes the patents asserted by SciMed. As a result, the court entered judgment in favor of ACS and closed the case. SciMed has filed a Notice of Appeal.

On October 10, 1995, ACS filed suit against Medtronic in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes Yock U.S. Patent No. 5,451,233 (Civil Action No. C95-03577). On August 25, 1999, the Court granted ACS' motions for summary judgment of infringement, validity, and enforceability of the patent. A jury trial was held from October 25, 1999 to November 3, 1999 on ACS' claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded ACS $5.4 million in damages. The Court has scheduled a hearing for December 15, 1999 on ACS' requests for injunctive relief, enhanced damages, pre-judgment interest, costs, and to declare the case exceptional.

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

On May 3, 1996, Pacesetter, Inc., filed suit against Cardiac Pacemakers, Inc. ("CPI"), a wholly owned subsidiary of the Company, in the District Court for Minnesota. The complaint, as subsequently amended, alleged infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit sought injunctive relief, unspecified monetary damages, and an award of attorneys' fees. On December 16, 1998, following a trial on the merits, the jury of the District Court of Minnesota returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers adapted for use with certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.7 million, which the Company has accrued. The court is currently considering (1) Pacesetter's request for an injunction, (2) Pacesetter's request to overturn the jury's verdict of no liability on one patent, and (3) the Company's request that the court overturn the jury's verdict of liability and declare Pacesetter's patent not infringed and invalid.

On May 28, 1996, Origin Medsystems, Inc. ("Origin"), a wholly-owned subsidiary of the Company, filed suit against General Surgical Innovations, Inc. ("GSI") in the Northern District of California alleging that GSI's Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998 GSI's motion for summary judgment that the Origin patent was obtained by inequitable conduct was granted. On November 2, 1998 the Court awarded GSI its attorneys' fees. Origin appealed both decisions. On July 16, 1999 the Court of Appeals for the

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 11 - Contingencies - (Continued)

Federal Circuit vacated the summary judgment of inequitable conduct and remanded the case to the district court for further proceedings. On August 31, 1999, the Federal Circuit vacated the award of attorneys' fees.

On June 4, 1996, GSI filed suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System, Preperitoneal Distention Balloon (PDB) Systems and Extraview Balloon Systems infringe a patent owned by GSI. GSI's motion for summary judgement of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages. On February 8, 1999, the jury determined the patent to be valid and infringement to be willful, and awarded GSI approximately $12.9 million in damages, which the Company has accrued. GSI filed post-trial motions seeking injunctive relief, enhancement of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorneys' fees. By an order and judgment entered on April 16, 1999, the court declined GSI's requests to increase damages and to declare the case exceptional. An injunction was issued enjoining sales of the accused Origin products for use in the United States, but the implementation was stayed until November 15, 1999, as to customers who were users of the products as of February 8, 1999, subject to Origin paying to GSI a 30% royalty. Origin has appealed issues of infringement and willfulness, and GSI has appealed issues of infringement, enhanced damages, and attorneys' fees.

On September 24, 1997, GSI filed a second suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages. On July 6, 1999, GSI amended its complaint to add an additional patent and Origin's PDB and ExtraView Systems to the suit. On July 19, 1999 the district court entered an order staying all proceedings pending the outcome of the appeal in the first GSI case.

On October 3, 1997, Cordis Corporation ("Cordis"), a subsidiary of Johnson and Johnson, filed suit against the Company and ACS in the District Court of Delaware, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent the Company from selling the ACS MULTI-LINK Coronary Stent other than in certain limited circumstances and subject to certain conditions. On October 22, 1997, Cordis amended its complaint to include Arterial Vascular Engineering, Inc. ("AVE") and BSC as co-defendants. A hearing on the motion for a preliminary injunction was held in February 1998 and in July 1998, the court denied Cordis' motion for a preliminary injunction. On October 27, 1998, one of the patents asserted against the Company and ACS emerged from reexamination filed by Cordis. On April 1, 1999, Cordis filed a motion to again amend its complaint to add allegations of infringement of the reexamined patent and a new patent that was issued on May 11, 1999, and to add the ACS MULTI-LINK DUET Coronary and MEGALINK Peripheral Stents as well. The motion was granted by the court on May 13, 1999. In the lawsuit, Cordis is seeking injunctive relief and monetary damages.

On November 6, 1997, Medtronic, Inc., filed suit against ACS in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. On September 16, 1999, the court issued a Markman ruling construing some of the claim terms. A trial by jury began on October

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 11 - Contingencies - (Continued)

18, 1999. A jury verdict is expected in late November or early December 1999, with a final judgement to follow. In the suit, Medtronic seeks an injunction against further manufacture and sale of the product in the U.S. and monetary damages. The damage claim presently asserted by Medtronic is for approximately $300 million, and it is further alleged that damages should be trebled and attorneys' fees awarded to Medtronic on the basis of its claim of willful infringement. Medtronic has recently filed a new complaint in a separate suit to add allegations of infringement of the same patent by the ACS MULTI-LINK DUET and SOLO Coronary Stents and MEGALINK Peripheral Stent. Additionally, Medtronic is seeking to amend the new complaint to include the ACS OTW MULTI-LINK Coronary Stent. In this new complaint, Medtronic also seeks injunctive relief and monetary damages.

On December 2, 1997, Cordis filed suit against Guidant and ACS in the District Court of Delaware, alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis. Cordis also filed a motion for a preliminary injunction, which the court denied on September 10, 1999. On September 17, 1999, the court dismissed Guidant for lack of personal jurisdiction, leaving ACS as the sole defendant in the case. In the lawsuit, Cordis is seeking injunctive relief, monetary damages, and attorneys' fees. A separate lawsuit was also filed against the Company in December 1997 in the Netherlands alleging infringement of the European equivalents of these patents. In this separate lawsuit, Cordis is seeking injunctive relief and monetary damages.

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

On August 12, 1998, ACS and Guidant Sales Corporation ("GSC") filed suit against BSC and SciMed in the Southern District of Indiana alleging that SciMed's NIR stent infringes certain patents of ACS. In the lawsuit ACS is seeking injunctive relief and monetary damages. On October 15, 1999, the court entered an order construing the claims. The trial is scheduled to commence in February, 2000.

On December 29, 1998, SciMed filed suit against the Company in the Hague, the Netherlands, alleging infringement of a European Patent owned by SciMed by the ACS RX ELIPSE Coronary Dilatation Catheter and the ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS MULTI-LINK RX DUET Coronary Stent Systems. SciMed is seeking injunctive relief and monetary damages. A hearing of the case was held on November 5, 1999. The Court is expected to render its decision on December 22, 1999. ACS's opposition to the SciMed patent filed in the European Patent Office has not yet been ruled on.

On January 13, 1999, SciMed filed suit against the Company, ACS, and GSC in the Northern District of California alleging that ACS' RX MULTI-LINK, RX MULTI-LINK HP, and MULTI-LINK RX DUET Coronary Stent Systems infringe certain SciMed patents. In the lawsuit, SciMed is seeking injunctive relief and monetary damages.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 11 - Contingencies - (Continued)

On February 1, 1999, Deborah Charms filed suit against the Company and CPI in the United States District Court for the Western District of Texas alleging that unspecified defibrillation products of CPI infringe a patent owned by Charms.
In the lawsuit, Charms is seeking injunctive relief and unspecified monetary damages.

On March 31, 1999, Pacesetter, Inc. filed suit against GSC and CPI in the Central District of California, alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

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

                                        Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                        ------------------        ------------------
                                          1999       1998           1999       1998
                                        --------   -------        --------   -------
                                                       (Dollars in millions)
                                                            (unaudited)

Vascular intervention                   $  290.1   $  216.0       $  932.0   $  739.4
Cardiac rhythm management                  266.3      213.4          781.7      613.9
Cardiac & vascular surgery                   4.5       16.0           40.8       50.2
                                        --------   --------       --------   --------
 Total net sales                        $  560.9   $  445.4       $1,754.5   $1,403.5

Cost of products sold                      132.8       95.7          418.8      313.1
                                        --------   --------       --------   --------

 Gross profit                              428.1      349.7        1,335.7    1,090.4

Research and development                    73.3       70.0          233.8      197.8
Sales, marketing, and administrative       163.8      135.2          502.4      411.4
                                        --------   --------       --------   --------
                                           237.1      205.2          736.2      609.2

Operating income                        $191.0(1)  $144.5(2)      $599.5(1)  $481.2(3)
                                        ========   ========       ========   ========

                                                  As a Percent of Net Sales
                                       -----------------------------------------------
                                        Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                        -------------------       --------------------
                                          1999       1998           1999       1998
                                        --------   --------       --------   ---------
Vascular intervention                       51.7%      48.5%          53.1%        52.7%
Cardiac rhythm management                   47.5       47.9           44.6         43.7
Cardiac & vascular surgery                   0.8        3.6            2.3          3.6
                                        --------   --------       --------     --------
 Total net sales                           100.0%     100.0%         100.0%       100.0%

Cost of products sold                       23.7       21.5           23.9         22.3
                                        --------   --------       --------     --------

 Gross profit                               76.3       78.5           76.1         77.7

Research and development                    13.1       15.7           13.3         14.1
Sales, marketing, and administrative        29.1       30.4           28.6         29.3
                                        --------   --------       --------     --------
                                            42.2       46.1           41.9         43.4

Operating income                            34.1%(1)   32.4%(2)       34.2%(1)     34.3%(3)
                                        ========   ========       ========     ========

/(1)/Excludes a contribution to the Guidant Foundation of $20.2 million in the third quarter of 1999 and a purchased research and development charge of $49.0 million in the first quarter of 1999. Also excludes the impact of stay-pay and the purchase accounting write-up of acquired Intermedics inventory sold for a total of $9.8 million in the third quarter of 1999 and $31.1 million for the nine months ended September 30, 1999. Therefore, the cost of products sold, gross profit, research and development, and sales, marketing, and administrative lines displayed above do not agree to the reported consolidated statement of income presentation.

/(2)/Excludes purchased research and development charges of $90 million in 1998 related to the acquisition of InControl, Inc.

/(3)/Excludes purchased research and development charges of $118.7 million in 1998 which represents the appraised value of in-process research and development recognized in conjunction with the asset acquisitions of InControl, Inc. and NeoCardia, LLC.

Operating Results - Three and Nine Months Ended September 30, 1999

The Company had net sales of $560.9 million for the three months ended September 30, 1999, reflecting an increase of $115.5 million or 26% over the same period in 1998. Significant growth in unit volume of 30% was partially offset by net sales price declines of 4%, which includes the effect of changes in product mix.

The Company had worldwide net sales of $1,754.5 million for the nine months ended September 30, 1999, reflecting an increase of $351.0 million or 25% over the nine months ended September 30, 1998. Growth in unit volume of 30% was partially offset by net sales price declines of 5%, including changes in worldwide product mix. The impact of foreign currency exchange rate fluctuations was not significant for the three and nine month periods ended September 30, 1999, as compared to the same periods ended September 30, 1998.

Net sales of VI products for the three months ended September 30, 1999, were $290.1 million, an increase of $74.1 million or 34.3% from the same period in 1998. Net sales of VI products for the nine months ended September 30, 1999 were $932.0 million, an increase of $192.6 million or 26.0% over the comparable period in 1998. This sales growth was due to the continued enthusiastic customer acceptance of the ACS MULTI-LINK DUET Coronary Stent System in the U.S., the ACS MULTI-LINK in Japan, and, to a lesser extent, a selective release of the ACS MULTI-LINK TRISTAR in various European countries during the third quarter of 1999. The MULTI-LINK TRISTAR Coronary Stent System was fully launched in Europe during September 1999. It is Guidant's next generation stent featuring improvements designed to increase ease of stent placement and reduce vessel injury, which is believed to contribute to vessel reclosure.

Coronary stent sales experienced growth in all major markets. Worldwide coronary stent sales during the third quarter of 1999 were $205.1 million, compared to $138.6 million in the third quarter of 1998. Sales of these products during the nine months ended September 30, 1999 were $679.1 million compared to $498.7 million during the same period in 1998. Sales of coronary stents in the United States of $146.9 million increased 48.5% in the third quarter of 1999 compared to the third quarter of last year. Sales of these products in the United States during the nine months ended September 30, 1999, were $508.0 million compared to $403.4 million during the same period in 1998. Sales of coronary stents in international markets increased 46.9% in the third quarter to $58.3 million, while sales of these products during the nine months ended September 30, 1999 were $171.1 million compared to $95.4 million during the same period in 1998. Although management believes stent sales in the fourth quarter of 1999 will be consistent with sales in the fourth quarter of 1999, they could decline relative to the third quarter of 1998 due to increased market competition, particularly in the U.S. Fourth quarter stent revenues will be impacted by the timing of receipt of FDA approval to market the MULTI-LINK TRISTAR Coronary Stent in the U.S. Guidant filed for approval with the FDA in June 1999. There can be no assurance that the FDA will approve the ACS MULTI-LINK TRISTAR Coronary Stent in the fourth quarter.

Total angioplasty sales, which include coronary balloon dilatation catheters, increased 5.9% during the third quarter of 1999 to $79.2 million compared to the third quarter of 1998. Sales of such products during the nine months ended September 30, 1999 of $238.3 million increased 2.3% compared to the same period in 1998. Management believes utilization of balloons in coronary stent procedures is decreasing due to the current prevalence of delivery systems that utilize high pressure for device placement. As a result, post-stent dilatation balloon units have declined.

Comparing the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998, the Company experienced pricing pressure on VI products, including coronary balloon dilatation catheters and, to a lesser extent, coronary stents. The average sales price decline on a Guidant stent from the second quarter of 1999 to the third quarter was 1% in the United States. The decline from the third quarter of 1998 was 5%. The Company believes that pricing pressures on VI products may continue. Some of the price decline on stents is influenced by usage mix shifts toward lower priced, shorter length stents.

Sales of CRM products of $266.3 million during the third quarter of 1999 increased $52.9 million or 24.8% from the same period in 1998. Net sales of CRM products for the nine months ended September 30, 1999 were $781.7 million, an increase of $167.8 million or 27.3% from the same period in 1998. Pacemaker products experienced substantial sales growth during 1999. United States and international sales of these products increased 74.1% and 126.5%, respectively, for the third quarter of 1999 compared to the third quarter of 1998. For the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, sales of these products increased 87.4% and 112.8% in the United States and internationally, respectively. This sales growth was driven by the acquisition of Intermedics, the continuing popularity of the DISCOVERY and MERIDIAN pacing devices launched in the U.S. and Europe in the first half of 1998, and the PULSAR and PULSAR MAX Dual-Sensor Pacemaker Systems launched in the U.S. in June 1999. The PULSAR MAX system provides a sophisticated blended dual sensor adaptive-rate therapy designed to match the pacing rate provided by the pacemaker to individual patient needs.

AICD systems sales declined 7.3% and 3.2% for the three and nine month periods ended September 30, 1999, as compared to the same periods in 1998 due to the introduction of competitive devices, which reflect continued competition in the U.S. market for dual chamber devices. In addition, the third quarter of 1998 benefited from the March 1998 U.S. market release of the VENTAK AV II DR. The VENTAK AV II DR was the world's first implantable defibrillator system to incorporate dual-chamber adaptive-rate pacing capability. AICD systems sales were $135.1 million in the third quarter and $414.2 million for the nine months ended September 30, 1999. Management anticipates that fourth quarter 1999 AICD sales will be consistent with the fourth quarter of 1998. The VENTAK VR was released in the United States in May 1999. This device offers single-chamber, adaptive-rate pacing capability combined with cardioversion and defibrillation therapies. Also in May 1999, the results of the Multicenter Unsustained Tachycardia Trial (MUSTT) were presented. This trial showed a 74% reduction in sudden cardiac death for certain patients with coronary heart disease who received an implantable cardioverter defibrillator compared to patients treated with conventional antiarrhythmic drugs.

Net sales of C&VS products in the third quarter of 1999 were $4.5 million, which decreased from $16.0 million in the same period in 1998 due to the sale of the product line referred to below. Net sales of C&VS products for the nine months ended September 30, 1999 were $40.8 million, a decrease of $9.4 million or 18.7% over the comparable period in 1998. On July 7, 1999, the Company reached a definitive agreement to sell its general surgery product line. The financial impact of the disposal of this product line was recorded in the third quarter of 1999 and was not material to Guidant's consolidated financial results. The sale of the general surgery product line decreased Guidant's third quarter sales growth by four percentage points.

Guidant received FDA approval to market the ANCURE System for minimally invasive treatment of abdominal aortic aneurysm (AAA) in the U.S. in late September 1999. AAA is an enlargement of the aorta resulting from a weakening of the vessel wall. The ANCURE, which offers an alternative to open surgery for repair of certain AAA's, has precisely positioned hooks and a one-piece polyester body that allows the implant to adapt to changes that occur over time within the aorta, while maintaining the implant's original position. Commercial shipments and implants began in early October 1999. The Company has filled 100% of its training capacity for hospitals and physician teams for the rest of the year and will have over 100 hospitals trained by the end of 1999. The Company expects to have an additional 500 hospitals trained during 2000.

The Company experienced sales growth both in the United States and international markets during the third quarter of 1999 over the third quarter of 1998. During the third quarter of 1999, net sales in the United States of $391.0 million increased 22.1%, while international net sales of $169.9 million increased 35.8% compared to the third quarter of 1998. For the nine months ended September 30, 1999, U.S. net sales increased 18.5% to $1,242.3 million and international net sales increased 44.2% to $512.2 million, as compared to the same period in 1998. U.S. net sales growth was primarily due to sales of the ACS MULTI-LINK DUET Coronary Stent System, incremental sales due to the Intermedics acquisition, and sales of pacemaker systems such as DISCOVERY and MERIDIAN and the PULSAR MAX. International net sales growth was primarily driven by the ACS MULTI-LINK TRISTAR in Europe for the third quarter of 1999 and the MULTI-LINK RX DUET for the nine months ended September 30, 1999 in Europe, ACS RX MULTI-LINK in Japan, ACS RX GEMINI coronary dilatation catheter primarily in European markets, and the incremental sales due to the Intermedics acquisition in all international markets.

For the three and nine month periods ended September 30, 1999, cost of products sold includes the impact of purchase accounting adjustments related to the write-up of acquired Intermedics inventory sold and the impact of stay-pay for Intermedics manufacturing personnel. The impact of these two items was $8.3 million and $26.2 million for the three and nine month periods ended September 30, 1999, respectively. Excluding these charges, costs of products sold represented 23.7% and 23.9%, respectively, of net sales for the three and nine months ended September 30, 1999, compared to 21.5% and 22.3% for the same periods in 1998. The increase in adjusted cost of products sold as a percent of sales over 1998 primarily reflects the impact of the sale of Intermedics products, which have lower gross margins, start up costs for new products, and costs associated with Guidant's new Ireland manufacturing facility. Adjusted gross profit as a percent of sales for the third quarter of 1999 of 76.3% represents an improvement of 60 basis points over the second quarter of 1999. This improvement primarily relates to less unfavorable CRM absorption and CRM product mix.

The Company continued its commitment to achieving long-term growth by investing significant resources in research and development. Excluding stay-pay in 1999, research and development spending as a percent of net sales was 13.1% and 15.7% in the third quarters of 1999 and 1998, respectively, and 13.3% and 14.1% for the nine months ended September 30, 1999 and 1998, respectively. Adjusted research and development expenses of $73.3 million increased $3.3 million or 4.7% during the third quarter of 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, adjusted research and development expenses increased $36.0 million or 18.2% over the comparable period in 1998. These spending increases resulted primarily from: (i) new product development costs related to future generations of AICDs, pacemakers, coronary stents, and dilatation catheters; (ii) the acquisition of Intermedics and its related incremental spending; (iii) development of radiation therapy devices for coronary restenosis; (iv) development of stent technology for other parts of the vascular anatomy, such as peripheral and carotid arteries; (v) development of treatments for atrial arrhythmias; and (vi) clinical evaluation of implantable device systems for treatment of heart failure. The Company intends to maintain its commitment to bring new technologies to the market and provide cost-effective therapies to people who suffer from cardiovascular diseases. As a result, the Company believes adjusted research and development spending will be approximately 14% of net sales in 1999.

On February 1, 1999, the Company completed the acquisition of Intermedics, a leading designer, manufacturer, and marketer of cardiac rhythm management products. Intermedics' products include bradycardia pacemakers, leads, and programmers. The aggregate purchase price of the Intermedics acquisition of $772 million has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition and a settlement of litigation. Intangible assets acquired will be amortized over their estimated useful lives. Developed technology will be amortized over ten years, while the sales network, assembled work force, and the excess of cost over net assets acquired will be amortized over twenty years.

The valuation of purchased research and development represents the estimated fair value related to incomplete projects. The in-process technology acquired in the Intermedics acquisition consists of bradycardia research and development projects which will be integrated into existing Guidant products. This technology relates to increased longevity, expanded diagnostics, connector technology, and pacing technology. Management anticipates that these technologies will be on the market in late 2000 and will cost approximately $20
- $30 million to complete. In addition, Guidant acquired the THINLINE pacing lead family from Intermedics. This product, which will be available in silicone or polyurethane, is presently in clinical trials and will have lower profile and improved radiopacity. Management anticipates that this product will also be on the market in late 2000 and will cost approximately $8 - $10 million to complete. At the acquisition date, the technological feasibility of the new THINLINE products and the new bradycardia technologies had not been established, and the in-process technology had no alternative uses. A 20% discount rate was used in calculating the net present value of cash flows. As a result of this analysis, the Company recognized a pre-tax charge of $49 million in the first quarter of 1999 related to the appraised value of in-process research and developed technology.

Adjusted sales, marketing, and administrative expenses in the third quarter of 1999 increased $28.6 million or 21.2%, compared to the third quarter of 1998, and $91.0 million or 22.1% for the nine months ended September 30, 1999, versus the comparable period in 1998. For both periods, these expenses increased at a rate less than sales growth. This increase in spending was due to: (i) costs related to the implementation of direct operations in certain international markets; (ii) incremental expenses associated with the inclusion of Intermedics results; and (iii) increased investment in the United States field-sales force. Total adjusted operating expenses for the third quarter were 42.2% of sales compared to 46.1% of sales for the third quarter of 1998.

Operating income, as previously defined, was $191.0 million in the third quarter of 1999, or 34.1% of net sales, compared to $144.5 million or 32.4% of net sales for the three months ended September 30, 1998. Growth of 32.2% in operating income was driven by net sales growth of 25.9%. Operating income for the nine months ended September 30, 1999 and 1998, was $599.5 million and $481.2 million, respectively, representing growth of 24.6%, which is less than the growth rate in sales due to the aforementioned increase of cost of products sold, offset somewhat by controlled growth in adjusted operating expenses.

For the three months ended September 30, 1999, the Company had adjusted net other expenses of $32.5 million compared to $19.0 million, excluding a $200.0 million charge relating to settlement of the Company's litigation with Intermedics, Inc., for the third quarter in the prior year. Adjusted expenses for the third quarter of 1999 exclude the loss on the disposal of the general surgery product line and a non-cash gain on an equity investment. This increase in adjusted expense is primarily due to increased interest and amortization expense related to the Intermedics acquisition. Net other adjusted expenses for the nine months ended September 30, 1999, were $113.7 million, excluding non-cash gains on an equity investment and the loss on the sale of the general surgery product line. Adjusted net other expenses for the nine months ended September 30, 1998 were $59.8 million. These expenses exclude a $60 million charge related to an agreement with C.R. Bard, Inc., that settled two patent infringement lawsuits and granted the Company paid-up licenses to certain patents, and a $200.0 million charge related to settlement of the Company's litigation with Intermedics, Inc. The increase in adjusted other expenses of $53.9 million in the first nine months of 1999 is due to the same factors mentioned above for third quarter of 1999.

Excluding the impact of special items, the effective income tax rate for the three and nine months ended September 30, 1999, was 36.9%. The Company's effective income tax rate for the three and nine month periods ended September 30, 1998, excluding special charges, was 35.3%. This increase in the adjusted effective tax rate relates to the non-deductible goodwill amortization expense related to the acquisition of Intermedics. Reported income taxes in the third quarter of 1999 include an adjustment related to a recently published Internal Revenue Code regulation which will accelerate the utilization of pre-acquisition net operating loss carryovers from Guidant's acquisition of EndoVascular Technologies, Inc. in 1997. In addition, reported income taxes in the third quarter of 1999 reflect an adjustment for the tax treatment of equity securities donated to the Guidant Foundation and a refinement to the tax provision for Intermedics' acquisition accounting adjustments. These three items reduced reported income tax expense by $17.3 million in the third quarter of 1999.

Earnings before interest, taxes, depreciation, and amortization (EBITDA), exclusive of special items in both years, was $203.8 million for the three months ended September 30, 1999, and $617.2 million for the nine months ended

September 30, 1999. EBITDA was $147.1 million for the three months ended September 30, 1998, and $482.8 million for the nine months ended September 30, 1998. These improvements in EBITDA are primarily driven by sales growth.

Excluding the special items in the third quarters of 1999 and 1998, net income would have been $100.0 million and $81.2 million, respectively. This 23.2% growth in adjusted net income is less than operating income growth due to the increase in other expenses and the effective income tax rate in 1999. Earnings per share-assuming dilution, exclusive of the above special items, was $0.33 for the three months ended September 30, 1999, and $0.27 for the three months ended September 30, 1998.

For the nine months ended September 30, 1999, net income would have been $306.5 million and earnings per share-assuming dilution would have been $1.00 without the special charges. Reported net income for the nine months ended September 30, 1999 also includes the net impact of $3.3 million for the cumulative effect of a change in accounting principle, net of income taxes, in the first quarter of 1999. Net income for the nine months ended September 30, 1998, excluding the impact of the special charges, would have been $272.6 million and $0.90 per share-assuming dilution. Reported net income for the three and nine month periods ended September 30, 1999, was $98.7 million and $244.6 million, respectively.

Liquidity and Financial Condition

The Company continued to generate cash flows which were more than sufficient to fund operations during the nine months ended September 30, 1999. Cash and cash equivalents increased to $25.5 million at September 30, 1999, from $15.6 million at December 31, 1998.

Working capital of $92.8 million at September 30, 1999 decreased by $83.5 million from the prior year-end level. Acquired Intermedics' assets increased working capital approximately $38 million. This increase is more than offset by the increased current portion of long-term debt. The current ratio at September 30, 1999 was 1.1:1 compared to 1.3:1 at December 31, 1998. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $702.5 million for the nine months ended September 30, 1999, compared to $302.0 million for the same period in 1998. The acquisition of Intermedics, net of cash acquired and the net cash impact of the disposal of the general surgery product line, was a $539.2 million use of cash in 1999. The payment of the Intermedics settlement of $200 million is included in operating activities. Net additions of property and equipment of $128.0 million for the nine months ended September 30, 1999, compared to $76.6 million for the same period in 1998, were also a significant use of cash for investing activities during both periods. This increase is due in part to the Company's announced investment in a manufacturing facility in Ireland and expansion of certain facilities, including equipment purchases, in both California and Minnesota.

Net cash provided by financing activities totaled $440.8 million for the nine months ended September 30, 1999. Net proceeds of $346.4 million were received from the issuance of seven year, 6.15% long-term notes. In addition, commercial paper was issued to finance the acquisition of Intermedics on February 1, 1999. In the first nine months of 1998, financing activities increased cash by $17.1 million.

At September 30, 1999, the Company had outstanding borrowings of $999.5 million through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $850 million. There are currently no outstanding borrowings under these facilities. The Company expects that approximately $223 million of commercial paper borrowings will remain outstanding for the next twelve months and, as a result, has classified this amount as long-term at September 30, 1999.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $200 million in 1999, primarily due to continued investment in the Company's new manufacturing facility in Ireland and expansion of U.S. development, manufacturing and support facilities. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings.

The Company has recognized net deferred tax assets aggregating $160.7 million at September 30, 1999, compared to $157.1 million at December 31, 1998. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

Year 2000

Guidant has taken and will continue to take reasonable steps necessary to confirm that its business systems, software, and equipment that consider and process date-related information will continue to function properly after December 31, 1999. In doing so, Guidant is paying particular attention to assuring compliance with all regulatory guidelines regarding Year 2000 issues. Guidant's implantable devices do not contain real-time clocks. As a result, these devices present no Year 2000 issues. The Company's other products have been assessed and found to be Year 2000 ready with the exception of a few minor adjustments to the external, stand-alone implantable device control units (Programmers). These adjustments relate to minor date limitations that present no adverse health impact to the patient.

Guidant, as a corporation formed in 1994, has many relatively new systems, including an enterprise-wide operational support system, which has been certified Year 2000 ready by its developer and extensively tested by Guidant. As such, management's focus has been on assessing and readying manufacturing equipment, facilities infrastructure, other computer systems, and business partners. Guidant believes it has completed any necessary remediation of business critical equipment, other computer systems, and infrastructure. This has allowed for development of contingency arrangements, internal auditing and testing, as well as any further remediation, when necessary, of these systems to take place during the second half of 1999. Efforts to continuously monitor and confirm the readiness of various business partners will continue up to and through, January 1, 2000.

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

The Company has devoted and will continue to devote, to the extent necessary, the necessary resources to resolve all significant issues in a timely manner. The costs associated with the Year 2000 assessment and remediation of problems noted are expensed as incurred or capitalized if the expenditures relate to hardware or software that will benefit future periods. Based upon current assessments, management believes that the cost of such actions will not have a material effect on Guidant's operating results or financial condition. The Company currently expects that its total out-of-pocket costs related to addressing its Year 2000 issues will be less than $15 million, $12.5 million of which has been incurred to date. Approximately $4 million of the total will be capital expenditures, which will be depreciated over the assets' estimated useful lives.

Recognizing that there are external forces beyond its control, Guidant has developed contingency plans to address any situations that might occur. The Guidant Year 2000 Contingency Plan Process is an extension of Guidant's business continuation planning process. These plans lay out what each reporting unit will do if, despite best efforts, elements crucial to business are not available or cease to function properly due to Year 2000 processing problems. Considerations include: adjusting inventory levels, identifying alternative sources of supply and services, understanding and anticipating supply and demand chain readiness, establishing crisis response processes to address unexpected problems, and defining alternative ways to stabilize business operations quickly and get the business critical jobs done if a Year 2000 problem arises.

The Year 2000 issue is expected to affect the systems of other external entities with which the Company interacts. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if critical third parties do not become Year 2000-ready on a timely basis. The Company has worked through various trade associations as well as communicated directly with its significant suppliers and customers and will continue to do so, as necessary, to determine their Year 2000 readiness. In addition, the Company has developed contingency plans to handle disruptions with utility providers including electrical and telecommunications suppliers.

While Guidant has developed contingency plans, there can be no guarantee that these efforts will prevent an event that will have a materially adverse effect on the Company's financial condition or operations due to the failure of third parties to become Year 2000-ready.

Private Securities Litigation Reform Act of 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed in Exhibit 99.1 filed herewith.

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 1997, Medtronic, Inc., filed suit against Guidant's subsidiary Advanced Cardiovascular Systems, Inc.("ACS") in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. On September 16, 1999, the court issued a Markman ruling construing some of the claim terms. A trial by jury began on October 18, 1999. A jury verdict is expected in early December 1999, with a final judgement to follow. In the suit, Medtronic seeks an injunction against further manufacture and sale of the product in the U.S. and monetary damages. The damage claim presently asserted by Medtronic is for approximately $300 million and it is further alleged that damages should be trebled and attorneys' fees awarded to Medtronic on the basis of its claim of willful infringement. Medtronic has recently filed a new complaint in a separate suit to add allegations of infringement of the same patent by the ACS MULTI-LINK DUET and SOLO Coronary Stents and MEGALINK Peripheral Stent. Additionally, Medtronic is seeking to amend the new complaint to include the ACS OTW MULTI-LINK Coronary Stent. In this new complaint, Medtronic also seeks injunctive relief and monetary damages.

On October 10, 1995, ACS filed suit against Medtronic in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes Yock U.S. Patent No. 5,451,233 (Civil Action No. C95-03577). On August 25, 1999, the Court granted ACS's motions for summary judgment of infringement, validity, and enforceability of the patent. A jury trial was held from October 25, 1999 to November 3, 1999 on ACS's claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded ACS $5.4 million in damages. The Court has scheduled a hearing for December 15, 1999 on ACS' requests for injunctive relief, enhanced damages, pre-judgment interest, costs, and to declare the case exceptional.

On August 12, 1998, ACS and Guidant Sales Corporation ("GSC") filed suit against BSC and SciMed in the Southern District of Indiana alleging that SciMed's NIR stent infringes certain patents of ACS. In the lawsuit ACS is seeking injunctive relief and monetary damages. On October 15, 1999, the court entered an order construing the claims. The trial is scheduled to commence in February, 2000.

On March 12, 1996, ACS filed suit against SciMed in the Northern District of California alleging that SciMed's Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS. On June 22, 1999 the court granted ACS' motions for summary judgment of validity and infringement of its patent, and denied the parties' other summary judgment motions, including SciMed's motions for summary judgment of invalidity and no willful infringement of the ACS patent and ACS motion for summary judgment of enforceability. In the lawsuit, ACS is seeking injunctive relief and monetary damages. Trial of the remaining issues is currently scheduled to commence on February 7, 2000.

On May 28, 1996, Origin Medsystems, Inc. ("Origin"), a wholly-owned subsidiary of the Company, filed suit against General Surgical Innovations, Inc. ("GSI") in the Northern District of California alleging that GSI's Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998 the court granted GSI's motion for summary judgment that the Origin patent was obtained by inequitable conduct. On November 2, 1998 the Court awarded GSI its attorney fees. Origin appealed both decisions. On July 16, 1999 the Court of Appeals for the Federal Circuit vacated the summary judgment of inequitable conduct and remanded the case to the district court for further proceedings. On August 31, 1999 the Federal Circuit vacated the award of attorney fees.

On September 24, 1997, GSI filed a second suit against Origin in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages. On July 6, 1999, GSI amended its complaint to add an additional patent and Origin's PDB and ExtraView Systems to the suit. On July 19, 1999 the district court entered an order staying all proceedings pending the outcome of the appeal in the first GSI case.

On December 2, 1997, Cordis filed suit against Guidant and ACS in the District Court of Delaware, alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis. Cordis filed a motion for a preliminary injunction, which the court denied on September 10, 1999. On September 17, 1999, the court dismissed Guidant for lack of personal jurisdiction, leaving ACS as the sole defendant in the case. In the lawsuit, Cordis is seeking injunctive relief, monetary damages, and attorney fees. Cordis also filed a separate lawsuit against the Company in December 1997 in the Netherlands alleging infringement of the European equivalents of these patents. In this separate lawsuit, Cordis is seeking injunctive relief and monetary damages.

On December 29, 1998, SciMed filed suit against the Company in the Hague, the Netherlands, alleging infringement of a European Patent owned by SciMed by the ACS RX ELIPSE Coronary Dilatation Catheter and the ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS MULTI-LINK RX DUET Coronary Stent Systems. SciMed is seeking injunctive relief and monetary damages. A hearing of the case was held on November 5, 1999. The Court is expected to render its decision on December 22, 1999. ACS's opposition to the SciMed patent filed in the European Patent Office has not yet been ruled on.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The following documents are filed as exhibits to this report:
                27.1  Financial Data Schedule
                99.1  Factors Possibly Affecting
                      Future Operating Results.

(b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed the following current report on Form 8-K:

        Item 2       September 23, 1999       Supplement 8-K filed
                                              February 4, 1999, to
                                              include the Sulzer
                                              Electrophysiology
                                              Combined Financial
                                              Statements as of
                                              December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)



Date  November 12, 1999       /s/ Keith E. Brauer
                              -------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer



Date  November 12, 1999       /s/ Cynthia L. Lucchese
                              -----------------------
                              Cynthia L. Lucchese
                              Corporate Controller and
                              Chief Accounting Officer

                                  Exhibit List

                3.1  Amended Articles of Incorporation
               27.1  Financial Data Schedule
               99.1  Factors Possibly Affecting
                     Future Operating Results.