Form 10-Q/A
period 1999-09-30
GUIDANT CORP
filed 1999-11-16
CIK 929987

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

Coronary stent sales experienced growth in all major markets. Worldwide coronary stent sales during the third quarter of 1999 were $205.1 million, compared to $138.6 million in the third quarter of 1998. Sales of these products during the nine months ended September 30, 1999 were $679.1 million compared to $498.7 million during the same period in 1998. Sales of coronary stents in the United States of $146.9 million increased 48.5% in the third quarter of 1999 compared to the third quarter of last year. Sales of these products in the United States during the nine months ended September 30, 1999, were $508.0 million compared to $403.4 million during the same period in 1998. Sales of coronary stents in international markets increased 46.9% in the third quarter to $58.3 million, while sales of these products during the nine months ended September 30, 1999 were $171.1 million compared to $95.4 million during the same period in 1998. Although management believes stent sales in the fourth quarter of 1999 will be consistent with sales in the fourth quarter of 1998, they could decline relative to the third quarter of 1999 due to increased market competition, particularly in the U.S. Fourth quarter stent revenues will be impacted by the timing of receipt of FDA approval to market the MULTI-LINK TRISTAR Coronary Stent in the U.S. Guidant filed for approval with the FDA in June 1999. There can be no assurance that the FDA will approve the ACS MULTI-LINK TRISTAR Coronary Stent in the fourth quarter.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The following documents are filed as exhibits to this report:

                 3.1  Amended Articles of Incorporation
                10.1 364 - Day Credit Agreement dated as of August 25, 1999 among the Company, certain banks, and Morgan Guaranty Trust Company of New York as administrative agent
                27.1  Financial Data Schedule
                99.1  Factors Possibly Affecting
                      Future Operating Results.

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



                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)



Date  November 16, 1999       /s/ Keith E. Brauer
                              -------------------
                              Keith E. Brauer
                              Vice President, Finance and
                              Chief Financial Officer



Date  November 16, 1999       /s/ Cynthia L. Lucchese
                              -----------------------
                              Cynthia L. Lucchese
                              Corporate Controller and
                              Chief Accounting Officer

                                  Exhibit List

                3.1  Amended Articles of Incorporation
               10.1 364 - Day Credit Agreement dated as of August 25, 1999, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as administrative agent
               27.1  Financial Data Schedule
               99.1  Factors Possibly Affecting
                     Future Operating Results.