Form 10-K
period 1999-12-31
GUIDANT CORP
filed 2000-03-20
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
Commission File Number 1-13388

GUIDANT CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1931722 (IRS Employer Identification No.)

111 MONUMENT CIRCLE 29TH FLOOR INDIANAPOLIS, INDIANA (Address of principal executive offices)	46204 (Zip Code)

Registrant’s telephone number, including area code: 317-971-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Pacific Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:     None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

         The aggregate market value of voting stock of the registrant held by non-affiliates as of March 6, 2000 (Common Stock) was approximately $21.9 billion.

         The number of shares of Common Stock outstanding as of March 6, 2000:

Class Common	Number of shares outstanding 306,864,687

         Portions of the following documents have been incorporated by reference into this report:

Document	Parts into which incorporated

Registrant’s Annual Report to Shareholders for fiscal year ended December 31, 1999	Parts I, II and IV

Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2000	Part III

Part I

Item 1.     BUSINESS

Overview

         Guidant Corporation (the “Company”)* was incorporated in Indiana on September 9, 1994, as the parent of five of the nine businesses in the Medical Devices and Diagnostics (“MDD”) Division of Eli Lilly and Company (“Lilly”). Before the initial public offering of the Company’s common stock in December 1994 (the “Offering”), the Company was a wholly owned subsidiary of Lilly. Pursuant to the Offering, 19.8% of the Company’s common stock was issued to the public. Lilly continued to own 80.2% of the Company’s common stock after the Offering. On September 25, 1995, Lilly disposed of its remaining ownership interest in the Company by means of a tax-free split-off, an exchange offer pursuant to which Lilly shareholders were given the opportunity to exchange some, all or none of their Lilly common stock for the Company’s common stock owned by Lilly (the “Exchange Offer ”). The consummation of the Exchange Offer resulted in Lilly distributing all of its Company common stock to Lilly shareholders. As a result, Lilly no longer owns any Company common stock.

         Guidant is a global company that designs, develops, manufactures, and markets a broad range of innovative, high quality, therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in the medical device industry and offers: (i) coronary stents, coronary balloon dilatation catheters, and related products and accessories used to treat blockages in the vascular system; (ii) automatic implantable cardioverter defibrillator (“AICD”) systems, which are used to detect and treat abnormally fast heart rhythms, known as tachycardia; (iii) a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms, known as bradycardia; (iv) products for use in minimally invasive vascular surgeries, including the treatment of abdominal aortic aneurysms; and (v) products for use in minimally invasive cardiac surgeries, including products to perform cardiac artery bypass grafting on a beating heart. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. Guidant markets its products in nearly 100 countries by use of a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

         Cardiovascular disease continues to be the leading cause of death in the United States. Guidant’s business strategy is to design therapeutic products, principally for use in treating cardiovascular and vascular diseases, which improve the quality of patient care and reduce treatment costs. In implementing this strategy, Guidant focuses on the following three areas, which it believes are critical to its future success: (1) global product innovation, (2) economic partnerships with customers worldwide, and (3) organizational excellence.

         Guidant will continue to pursue a strategy that includes the potential acquisition of businesses in the medical device industry. Guidant’s strategy is, where appropriate, to acquire technologies that are complementary to its existing technology base, products that serve the Company’s existing customer base and businesses that expand its geographical presence. However, Guidant cannot provide assurance that it will complete any acquisition or, if completed, what the terms of the acquisition will be.

*	The terms, “Company, ” “Guidant,” and “Registrant” are used interchangeably herein to refer to Guidant Corporation or to Guidant Corporation and its consolidated subsidiaries, as the context requires.

Product Description

         The Company offers implantable device systems used to detect and treat abnormally fast, abnormally slow or irregular heart rhythms or arrhythmias. These devices are organized into two major product categories: tachycardia (“Tachy”) and bradycardia (“Brady ”). Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 1999, 1998, and 1997, were 45%, 43% and 50%, respectively.

         AICD systems, or Tachy products, include AICDs, endocardial defibrillation leads, programmers and accessories used primarily in the treatment of abnormally fast arrhythmias. Tachy products are used to detect and treat potentially fatal, abnormally fast heart rhythms by delivering electrical energy to the heart and, in so doing, restoring the heart’s normal rhythm. Tachyarrhythmias often result from the presence of abnormal cardiac tissue which interferes with the natural electrical activity of the heart. The primary physician users for Tachy products are electrophysiologists.

         The Company’s Tachy products offer multiple therapeutic options (tiered-therapy). Tiered-therapy devices use a staged process for treating certain arrhythmias by first providing lower intensity pacing pulses, or antitachycardia pacing, to the patient in an attempt to correct the abnormal rhythm. If antitachycardia pacing is unsuccessful or if the arrhythmia requires more aggressive therapy, then the device can progress to low or high energy shocks. In January 2000, the Company received FDA approval to market the VENTAK PRIZM AICD system in the U.S. The VENTAK PRIZM DR is the world’s smallest dual-chamber defibrillator. The VENTAK PRIZM is the fifth in a series of sophisticated, full-featured, dual-chamber pacing and defibrillation devices developed and manufactured by the Company since September 1996.

         Cardiac pacemaker systems, or Brady products, include pacemaker pulse generators, endocardial pacing leads, programmers and accessories used primarily in the treatment of slow or irregular arrhythmias. These products, are generally used to manage a slow or irregular heartbeat caused by disorders that disrupt the heart’s normal electrical conduction system. This often results in a heart rate insufficient to provide adequate blood flow through the body, creating symptoms including fatigue, dizziness and fainting. Brady products range from conventional single chamber devices to more sophisticated adaptive-rate dual chamber devices. Primary physician users for Brady products include electrophysiologists, implanting cardiologists and cardiovascular surgeons.

         Brady products are used to treat patients whose natural pacemaker, the sinus node, is malfunctioning, or patients suffering from a disruption in the electrical conduction system. Normally, the sinus node, located in the upper atrial portion of the heart, sends electrical signals through the atrium to the atrioventricular (“AV”) node, which in turn sends signals down to the lower (ventricular) chambers of the heart. The patient population needing pacemakers can be divided roughly in half: those with malfunctioning sinus nodes, or Sick Sinus Syndrome, and those suffering from malfunctioning AV nodes, or AV Block.

         On February 1, 1999, the Company purchased the electrophysiology business of Sulzer Medica, Ltd., including Intermedics, Inc., for an aggregate cost of approximately $772 million in cash, net of postclosing adjustments. This includes $200 million for a settlement of the Company’s intellectual property litigation with Intermedics. Intermedics was a global leader in the design, development, manufacture and distribution of pacemakers and pacemaker leads.

         Guidant commercially released its family of products designed specifically for the treatment of patients with heart failure, the CONTAK CD and CONTAK TR devices and the EASYTRAC lead system, in Europe in November 1999. Heart failure is a medical condition in which the heart is unable to pump enough blood to meet the metabolic needs of the body. It affects well over 5 million people in the United States and an estimated 6.5 million people in Europe. Research in this area has shown that device systems like the CONTAK offer the potential to relieve symptoms and positively impact the lives of heart failure patients who at this time have few therapeutic alternatives. The Company anticipates applying for United States Food and Drug Administration (“FDA”) approval of this product in 2001. However, the Company cannot provide assurance that it will obtain FDA and other regulatory approval to market any resulting product.

         The Company acquired InControl, Inc., a company developing the use of devices to treat atrial fibrillation, in September 1998. As of December 31, 1999, a project is in the design phase to use InControl technology, in combination with existing Guidant technology, to develop more advanced implantable devices for the treatment of atrial fibrillation. The Company expects to begin clinical testing in late 2000 or early 2001 on the resulting new product and expects to file for FDA approval for this product in 2001. However, the Company cannot provide assurance that it will obtain FDA and other regulatory approval to market any resulting product.

         Guidant also offers its customers a wide range of products for the treatment of coronary artery and peripheral vascular disease, including stent systems, dilatation catheters, guide wires, guiding catheters, atherectomy catheters and related accessories. Customers for these products are primarily interventional cardiologists. Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 1999, 1998 and 1997, were 52%, 52% and 44%, respectively.

         More than six million Americans have been diagnosed with coronary artery disease (“CAD”), which is the formation of blood flow restrictions (atherosclerotic lesions) within the coronary arteries. If untreated, CAD can lead to a heart attack, or cause chest pain that may interfere with normal activities. Worldwide, over one million patients annually undergo minimally invasive CAD interventions (angioplasty, stenting, atherectomy or mechanical ablation), which are less invasive, more patient friendly and less expensive alternatives to coronary artery bypass graft surgery.

         In a percutaneous transluminal coronary angioplasty ( “PTCA”) procedure, a local anesthetic is administered and a small incision is made in the patient’s groin area to gain access to the femoral artery. The physician inserts a guiding catheter through the femoral artery, up through the aorta and into the entrance of the coronary blood vessel and then advances a small guide wire through the inside of the guiding catheter, into the blood vessel and across the site of the blockage. Then a dilatation catheter is delivered over the guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the atherosclerotic plaque against the artery wall, thereby enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn.

         Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at the blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides a “mechanical ” way of keeping the artery open. In December 1999, the Company received approval to market the ACS MULTI-LINK RX TRISTAR and ACS MULTI-LINK OTW TRISTAR Coronary Stent Systems in the United States. The ACS MULTI-LINK TRISTAR features delivery system improvements designed to increase accuracy of stent placement and reduce the potential for vessel injury, which is believed to contribute to acute complications.

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

         The Company acquired NeoCardia, a company developing intravascular radiotherapy devices for the treatment of restenosis, in 1997. The Company has applied for CE Mark approval on these products in Europe. Clinical trials, which are utilizing the acquired technology, are underway in the United States. However, the Company does not have a product commercially available using this technology. The Company expects to file a pre-market approval, or PMA, application with the FDA for this product in late 2000. The Company cannot provide assurance that it will obtain the regulatory approvals necessary for commercial marketing.

         Further, the Company has made significant investments targeted at the growing peripheral disease market. Millions of patients worldwide suffer from peripheral arterial occlusive disease, which can affect several anatomical locations such as the carotids, kidneys and lower extremities. The Company believes that its core competency in cardiology technology could greatly benefit those patients. The Company also plans to begin clinical trials in 2000 to determine the efficacy of these therapies including using stents in the carotids, with the aim of having the use of stents be as effective as surgery in reducing the incidence of stroke. In 1999, the Company commercially released several non-coronary products including stents, guide wires, guiding catheters and dilation catheters. These products include the OTW MEGALINK Stent Delivery System, the RX HERCULINK 14 and the OTW VIATRAC 18 Peripheral Dilatation Catheters. It also established a sales force to focus on this emerging market.

         The Company is also a provider of innovative solutions for minimally invasive cardiac and vascular surgery. The Company develops and markets innovative surgical devices and systems which alter the surgeon ’s approach to surgical procedures and may provide improved clinical benefit, reduced procedure time and better patient outcomes. The Company believes that these product systems may significantly decrease the patient ’s postoperative pain, hospital stay and recovery period by reducing the resulting trauma caused by more invasive surgical techniques. The Company sold its general surgery business to United States Surgical Corporation, a subsidiary of Tyco, Ltd., in July 1999. However, the sale did not include any of the products for cardiac surgery applications. The primary customers for these products currently are cardiac and vascular surgeons. Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 1999, 1998 and 1997, were 3%, 5% and 6%, respectively. These percentages include the sales of minimally invasive general surgery products sold by Guidant prior to the sale of the Company’s general surgery business to Tyco, Ltd.

         The Company developed a product, the ANCURE system, to provide catheter-based delivery and implantation of a specialized vascular prosthesis to repair abdominal aortic aneurysms which provides a less invasive alternative to the open surgical procedure. The ANCURE system was approved for marketing in the United States on September 28, 1999.

         In November 1999, the Company acquired CardioThoracic Systems, Inc. (“CTS”) in a tax-free stock for stock merger in which approximately 5.3 million shares of Guidant common stock were issued. CTS designs, develops and manufactures proprietary, disposable instruments and systems for performing minimally invasive cardiac surgery. CTS’ current products are designed to enable cardiothoracic surgeons, using their existing skills, coupled with CTS technology and its physician training, to perform minimally invasive cardiac surgery on a beating heart to eliminate the requirement of using a heart-lung machine during a coronary artery bypass grafting procedure.

Products

         The Company offers a broad array of Tachy products, including complex devices and systems offering multiple therapeutic options as set forth in the following chart:

Category	Description	Product Name	Date of Commercial Release
			U.S. Release	First International Release
Tiered-Therapy	AICDs that provide	VENTAK PRIZM	January 2000	January 2000
	low and high	VENTAK VR	May 1999	January 1999
	energy shock	VENTAK MINI IV	December 1998	December 1998
	therapy, Brady	VENTAK MINI III HE	December 1998	December 1998
	pacing and	VENTAK AV III DR	September 1998	October 1998
	antitachycardia	VENTAK AV II DR	March 1998	September 1997
	pacing.	VENTAK MINI III	January 1998	October 1997
		VENTAK AV II DDD	December 1997	September 1997
		VENTAK AV DDD	July 1997	November 1996
		VENTAK MINI II+	July 1996	June 1996
		VENTAK MINI II	July 1996	June 1996
		VENTAK MINI +HC	May 1996	December 1995
		VENTAK MINI HC	May 1996	December 1995
		VENTAK MINI +	January 1996	December 1995
		VENTAK MINI	January 1996	December 1995

Endocardial	Insulated wires	ENDURANCE EZ	June 1999	November 1998
Defibrillation Leads	inserted through a	ENDURANCE RX	March 1999	April 1998
	vein into the heart,	ENDURANCE	September 1998	February 1998
	which allow energy	ENDOTAK DSP	January 1996	October 1994
	to be transmitted	ENDOTAK 70 Series	August 1994	November 1992
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

         The Company offers a broad array of Brady products ranging from conventional single chamber devices to more sophisticated adaptive-rate, dual chamber devices as set forth in the following chart:

Category	Description	Product Name	Date of Commercial Release
			U.S. Release	First International Release
Single Chamber	Pacemakers that	DISCOVERY II SSI	(1)	January 2000
(SSI)	pace one chamber	PULSAR SSI	June 1999	March 1998
	of the heart, typically	MERIDIAN SSI	May 1998	March 1998
	the ventricle, at a	VIGOR SSI	March 1995	May 1993
programmed rate.

Single Chamber	Pacemakers that	PULSAR MAX II SR	(1)	January 2000
Adaptive-Rate	pace one chamber	DISCOVERY II SR	(1)	January 2000
(SSIR)	of the heart, and	PULSAR MAX SR	June 1999	October 1998
	incorporate a sensor	PULSAR SR	June 1999	March 1998
	that modifies the	DISCOVERY SR	May 1998	March 1998
	pacing rate in	MERIDIAN SR	May 1998	March 1998
	response to physical	VIGOR SR	June 1995	May 1993
activity.

Dual Chamber	Pacemakers that	DISCOVERY II DDD	(1)	January 2000
(DDD)	pace both chambers	PULSAR DDD	June 1999	March 1998
	of the heart, thereby	MERIDIAN DDD	May 1998	March 1998
	improving heart	VIGOR DDD	October 1994	May 1993
	synchronization and	VISTA DDD	June 1990	October 1989
cardiac output.

Dual Chamber	Pacemakers that	PULSAR MAX II DR	(1)	January 2000
Adaptive-Rate	pace both chambers	DISCOVERY II DR	(1)	January 2000
(DDDR)	of the heart, and	PULSAR MAX DR	June 1999	October 1998
	incorporate a sensor	PULSAR DR	June 1999	March 1998
	that modifies the	DISCOVERY DR	May 1998	March 1998
	pacing rate in	MERIDIAN DR	May 1998	March 1998
	response to physical	VIGOR DR	June 1995	May 1993
activity.

Endocardial	Insulated wires,	FINELINE	August 1999	January 2000
Pacemaker Leads	inserted through a	FINELINE II STEROX	(1)	September 1999
	vein into the heart,	SELUTE PICOTIP	(1)	October 1998
	which allow energy	ATRIAL J
	to be transmitted to	SWEET PICOTIP RX	June 1999	May 1998
	and from the	SELUTE PICOTIP	April 1998	September 1997
	implanted	SWEET TIP RX	October 1998	June 1997
	pacemaker.	SELUTE ATRIAL J	(1)	October 1996
		SELUTE	May 1996	December 1994

(1)
This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

         On February 1, 1999, the Company completed the acquisition of Intermedics. Intermedics manufactured and distributed bradycardia pacemakers worldwide. Intermedics also manufactured AICD systems, leads, and other electrophysiology products. Intermedics offers its products to electrophysiologists, cardiovascular surgeons, cardiologists and institutional buyers, including community hospitals. Intermedics products include dual-chamber pacemakers such as the Cosmos 3, dual-chamber, rate-responsive pacemakers such as the Relay, Marathon DR and Momentum DR, single-chamber rate-responsive pacemakers such as Dash and Marathon SR, and single-chamber rate-responsive pacemakers such as the Unity-C and the Unity, and leads such as the Thinline family.

         The Company offers a family of products designed specifically for the treatment of patients with heart failure as set forth in the following chart:

Category	Description	Product Name	Date of Commercial Release
			U.S. Release	First International Release
Heart Failure Therapy Devices	Devices that provide ventricular synchronization therapy and brady therapy.	CONTAK TR	(1)	November 1999

	Devices that provide ventricular synchronization therapy and brady and ICD therapy.	CONTAK CD	(1)	November 1999

Heart Failure Leads	Insulated wires inserted into the heart to deliver therapy.	EASYTRAK	(1)	November 1999

(1)
This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

         The Company offers its customers a wide range of products for the treatment of coronary artery and peripheral vascular disease, including coronary dilatation catheters, coronary stents, atherectomy catheters, guide wires and accessories as well as products for peripheral vascular application as set forth in the following chart:

Category	Description	Product Name	Date of U.S. Commercial Release
CORONARY:	Stents are implantable	ACS MULTI-LINK RX TRISTAR	December 1999
Stents	metal devices that are	ACS MULTI-LINK OTW TRISTAR	December 1999
	permanently deployed	ACS MULTI-LINK OTW DUET	November 1998
	to provide	ACS MULTI-LINK RX DUET	November 1998
	“mechanical ”	ACS OTW MULTI-LINK HP	April 1998
	scaffolding to hold an	ACS OTW MULTI-LINK	April 1998
	artery open.	ACS RX MULTI-LINK HP	February 1998
		ACS RX MULTI-LINK	October 1997

Rapid Exchange	RX coronary dilatation	ACS RX GEMINI	January 1999
(“RX”) Coronary	catheters allow for	ACS RX SOLARIS	November 1998
Dilatation Catheter	easy exchange of the	ACS RX ROCKET	November 1997
	catheter without	ACS RX COMET VP	February 1997
removing the original
guide wire.

Perfusion Coronary	Perfusion coronary	ACS RX ESPRIT	April 1998
Dilatation Catheter	dilatation catheters
allow continuous blood
flow during the PTCA
procedure, offering
flexibility in inflation
times. Perfusion
catheters are available
in RX and OTW
configurations.

Over-the-wire (“OTW ”)	OTW coronary	ACS OTW PHOTON	July 1999
Coronary Dilatation	dilatation catheters are	ACS OTW SOLARIS	July 1999
Catheter	delivered over a guide	ACS AVENGER	April 1998
	wire which may require	ACS Tx2000 VP	April 1997
either a longer or
exchange guide wire
to complete the
procedure.

Atherectomy Products	Catheters which allow	ATHEROCATH-BANTAM	December 1996
	for the excision and	ATHEROCATH-GTO	September 1994
	removal of	ATHEROCATH SCA-EX	September 1992
atherosclerotic plaque.

Category	Description	Product Name	Date of U.S. Commercial Release

Guide wires	Individual guide wires	HI-TORQUE CROSS-IT 100XT	March 1999
	are inserted through	HI-TORQUE CROSS-IT 200XT	March 1999
	coronary and peripheral	HI-TORQUE CROSS-IT 300XT	March 1999
	vessels facilitating the	ACS HI-TORQUE BALANCE	November 1998
	subsequent placement	HEAVYWEIGHT
	of the catheter or stent	ACS HI-TORQUE CROSS-IT	September 1998
	delivery system.	ACS HI-TORQUE ALL STAR	September 1997
		ACS HI-TORQUE BALANCE	August 1997
MIDDLEWEIGHT
		ACS HI-TORQUE IRON MAN	February 1997
		HI-TORQUE BALANCE	October 1994
		ACS HI-TORQUE EXTRA S ’PORT	September 1994
		HI-TORQUE EXTRA SUPPORT	February 1992
		HI-TORQUE TRAVERSE	November 1991
		DOC	February 1988
		HI-TORQUE INTERMEDIATE	August 1988
		HI-TORQUE STANDARD	August 1988
		HI-TORQUE FLOPPY II	June 1986
Accessories	Accessories are	COPILOT	September 1999
	products that facilitate	ACS VIKING	November 1997
	the delivery or operation	INDEFLATOR 20/30	September 1996
	of a device.	TOURGUIDE	December 1995
		INDEFLATOR 20/20	March 1990
PERIPHERAL:		OTW MEGALINK Stent	December 1999
Stents	See above.	Delivery System
		RX HERCULINK 14	September 1999
		MEGALINK	March 1999
Guide Wires	See above.	HI-TORQUE SPARTACORE 14	May 1999
		HI-TORQUE STEELCORE 18	November 1998
		HI-TORQUE MEMCORE	September 1998
FIRM 14
		HI-TORQUE SUPRACORE 35	March 1998
Dilatation Catheters	Peripheral dilatation	OTW VIATRAC 18 Peripheral	February 2000
	catheters are delivered	Dilatation Catheter
	over a separate guide	VIATRAC 14 Peripheral	September 1999
	wire to position the	Dilatation Catheter
balloon across the
peripheral vasculature.
Accessories	See above.	EZPATH GUIDING CATHETER	May 1998

         Additionally, the Company offers products for minimally invasive cardiac and vascular surgery. The Company markets the VASOVIEW endoscopic vessel harvesting system for minimally invasive access to, and removal of, the saphenous vein. The saphenous vein is used in coronary artery bypass graft surgery (“CABG”). As a result of the acquisition of CTS, the Company also markets the CTS ULTIMA OPCAB mechanical stabilization system and the VORTEX vacuum assist stabilization system which offer the surgeon two modalities to enable immobilization of the anastamotic site on a beating heart during CABG procedures. The VOYAGER Aortic IntraClusion Device is used for stopped-heart procedures that include coronary artery bypass, mitral valve replacement and valve repair. This device offers a potentially less traumatic method of eliminating blood flow to the heart, which is a necessary step in any stopped heart procedure. In September 1999, the Company received FDA approval for and began marketing in the United States, the ANCURE system, a catheter-based product that delivers and implants a specialized vascular prosthesis to repair abdominal aortic aneurysms.

Sales and Marketing

         The Company has a broad product line which requires a sales and marketing strategy that is tailored to its customers in order to deliver high quality, cost-effective products and services to all of its customers worldwide. Because of the diverse needs of the global market that the Company serves, the Company’s distribution system includes a direct sales force and independent distributors. Sales personnel work closely with the primary decision makers who purchase the Company’s products, whether physicians, material managers, biomedical staff, hospital administrators or purchasing managers. The Company is not dependent on any single customer and no single customer accounted for more than 5% of the Company’s net sales in 1999.

United States

         In the United States, the Company sells substantially all of its products through its direct sales force. In 1999, 70% of the Company ’s consolidated net sales were derived from sales to customers in the United States.

         Guidant actively pursues preferred vendor status with hospital group purchasing organizations that negotiate contracts with suppliers of medical products. There are a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform. As a result of Guidant’s product line breadth, industry expertise, as well as technical support offered by its sales force, Guidant has been able to develop a number of contracts with these national buying groups as well as long-term contracts with other hospitals.

International

         In 1999, 30% of the Company’s consolidated net sales were derived from its international operations through its direct sales force and independent distributors. The Company sells its products in nearly 100 countries. Major international markets for the Company’s products include: Japan, Germany, France, Spain, Italy, the United Kingdom, Australia, Belgium, The Netherlands, and Canada. The sales and marketing approach in international markets varies depending on market size and stage of development. The Company believes that its geographic-based sales organization gives the Company greater flexibility in responding to each of these markets.

Manufacturing

         The Company’s manufacturing operations currently are carried out in facilities in Cupertino, Menlo Park, Santa Clara and Temecula, California; St. Paul, Minnesota; Houston and Pearland, Texas; Dorado, Puerto Rico; and Clonmel, Ireland. The Company began manufacturing at the Clonmel, Ireland location in June, 1999. During 1999, the Company also had manufacturing operations at Angleton, Texas and LeLocle, Switzerland, which were manufacturing facilities acquired through the Intermedics acquisition. The Company has discontinued manufacturing operations at these two locations.

         In general, the Company’s production activities occur in a controlled environment setting or “cleanroom.” Such a manufacturing environment helps ensure that products meet all cleanliness standards and requirements. In addition, manufacturing employees are trained in the necessary production operations, the Quality System Regulation ( “QSR”) requirements and ISO 9001/9002, ISO 13485/88 and EN46001/46002 international quality system standards applicable to the production process. The Company uses various production and quality performance measures to provide high manufacturing quality and efficiency.

         The Company vertically integrates its operations where it believes such integration provides significant cost, supply or quality benefits. In some areas, the Company is highly vertically integrated. In other cases, the Company purchases components. In all cases, the Company attempts to work closely with its suppliers to ensure the cost-effective delivery of high quality materials and components. The Company ’s major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time deliveries, value-added services and cost. The Company tries to select, and build long-term relationships with, suppliers who have demonstrated a commitment to these factors. To date, the Company has been able to obtain all required components and materials for all market released products and for all products under development.

Raw Materials

         The Company purchases certain of the materials and components used in manufacturing its products, some of which are custom-made for the Company. In addition, the Company purchases certain supplies from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. In the past, some suppliers have announced that, in an effort to reduce potential product liability exposure, they intend to limit or terminate sales to the medical device industry. In addition, agreements with certain suppliers can be terminated by either party upon short notice. The Company has agreed to indemnify certain suppliers against certain potential product liability exposure. The Company cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA approval system and the complex nature of the manufacturing processes employed by many suppliers. The Biomaterials Access Assurance Act of 1998, by addressing the inequities in United States tort law, is expected to help ensure a continued supply of raw materials and component parts essential to the manufacture of Company products. It is not possible to assess the impact this law will have on the continued availability of raw materials. The inability to develop satisfactory alternatives, if required, or a reduction or interruption in supply or a significant increase in the price of materials or components, could have a material adverse effect on the Company.

Patents, Trademarks, Proprietary Rights and Licenses

         The Company believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company reviews third-party patents and patent applications, as available, in an effort to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. From time to time, the Company is subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company’s products. However, an adverse outcome with respect to any one or more of these claims or actions could have a material adverse effect on the Company.

         The Company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries which relate to aspects of the technology used in many of the Company’s products. The Company’s policy is generally to file patent applications in the United States and foreign countries where rights are available and the Company believes it is commercially advantageous to do so. In addition, the Company is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights or royalty payments. The Company has also granted various rights in its own patents to others under license agreements. The Company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, that such patents will not be found to be invalid or that such patents will be found to be sufficiently broad to protect the Company’s technology or provide the Company with a competitive advantage.

         The Company actively monitors the products of its competitors for possible infringement of the Company’s owned and/or licensed patents. Historically, litigation has been necessary to enforce certain patent rights held by the Company and the Company plans to continue to defend and prosecute its rights with respect to such patents. However, the Company cannot assure that its efforts in this regard will be successful. In addition, patent litigation could result in substantial cost to, and diversion of effort by, the Company. The Company also relies upon trade secrets for protection of its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or that third parties will not otherwise gain access to the Company’s trade secrets.

         It is the Company’s policy to require certain of its employees, consultants and other parties to execute confidentiality and invention assignment agreements at the beginning of employment or consulting relationships with the Company. However, the Company cannot assure that these agreements will provide meaningful protection against, or adequate remedies for, the unauthorized use or disclosure of the Company’s trade secrets.

         The Company has the following registered trademarks that are referred to in this document: ACS, ACS HI-TORQUE EXTRA S’PORT, ACS MULTI-LINK, ACS RX COMET, ANCURE, ATHEROCATH-BANTAM, ATHEROCATH-GTO, CPI, DOC, ENDOGRAFT, ENDOTAK, ENDOTAK DSP, EXCEL,
HI-TORQUE BALANCE, HI-TORQUE FLOPPY II, HI-TORQUE TRAVERSE, TOURGUIDE, INDEFLATOR, ORIGIN, SELUTE, SWEET TIP VENTAK, VENTAK MINI and VIGOR. The following are trademarks of the Company: ACS ANCHOR, ACS AVENGER, ACS CRITICOIL, ACS HI-TORQUE ALL STAR, ACS HI-TORQUE BALANCE MIDDLEWEIGHT, ACS HI-TORQUE EXTRA S’PORT, ACS HI-TORQUE IRON MAN, ACS MULTI-LINK RX TRISTAR, ACS MULTI-LINK OTW TRISTAR, ACS MULTI-LINK DUET, ACS MULTI-LINK RX DUET, ACS OTW LIFESTREAM, ACS OTW MULTI-LINK, ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, ACS RX ROCKET, ACS TX 2000, ACS TX 2000 VP, ACS VIKING, ACTIVATOR, ARIES, CONTAK, CONTAK TR, DISCOVERY, ENDURANCE, ENDURANCE EZ, ENDURANCE Rx, FLOCOK, INDEFLATOR PLUS 20, 20/30 INDEFLATOR, SCA-EX, S.T.E.P., TOURGUIDE, VASOVIEW, VENTAK PRIZM, GRIP, PULSAR, PULSAR MAX, ULTIMA, VORTEX, VOYAGER, VASOVIEW UNIPORT, VASOVIEW UNIPORT PLUS, VERSACUT and XCELON.

Competition

         The medical devices industry is highly competitive. The Company competes with many companies, some of which may have access to greater financial and other resources than the Company. Furthermore, the medical devices industry is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomical by technological advances by one or more of the Company’s present or future competitors or by other therapies such as drugs. The Company must continue to develop and acquire new products and technologies to remain competitive with other developers of medical devices and therapies.

         The Company faces substantial competition from a number of companies in the markets for its products. The Company’s primary competitors for implantable device system products are Medtronic, Inc. ( “Medtronic”) and St. Jude Medical, Inc. (“St. Jude”). The Company’s primary competitors for coronary artery and peripheral vascular disease products are Boston Scientific Corporation (“BSC ”), Johnson & Johnson (“J&J”), and Medtronic. With respect to minimally invasive cardiac and vascular surgery devices, the principal competitors of the Company are United States Surgical Corporation, J&J, Medtronic, Heartport, Genzyme and BSC. The Company believes that it competes primarily on the basis of product features, product quality, customer support, field services and cost-effectiveness.

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

         From time to time, the Company has received notifications from the FDA or other authorities of alleged deficiencies in the Company ’s compliance with applicable regulatory requirements. These include FDA warning letters and adverse inspection reports. To date, the Company has been able to address or correct such deficiencies to the satisfaction of the FDA or other authorities and, to the extent deficiencies arise in the future, the Company expects to be able to correct them, but the Company cannot assure that this will be the case. In addition, from time to time, the Company has recalled, or issued safety alerts or advisory notices on, certain of its products. To date, no such recall or safety alert has had a material adverse effect on the Company, but the Company cannot assure that a future recall or safety alert would not have such an effect.

         The Company’s medical devices introduced in the United States market are required by the FDA, as a condition of marketing, to secure a premarket notification clearance pursuant to Section 510(k) of the federal Food, Drug and Cosmetic Act, an approved pre-market approval ( “PMA”) application or a supplemental PMA. Alternatively, the Company may seek United States market clearance through a Product Development Protocol approved by the FDA. Establishing and completing a Product Development Protocol, or obtaining a PMA or supplemental PMA, can take up to several years and can involve preclinical studies and clinical testing. In order to perform clinical testing in the United States on an unapproved product, the Company is also required to obtain an investigational device exemption from the FDA. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a PMA supplement or a 510(k) pre-market notification clearance, prior to marketing products that are modifications of existing products or new indications for existing products. While the FDA Modernization Act of 1997, when fully implemented, is expected to inject more predictability into the product review process, streamline post-market surveillance, and promote the global harmonization of regulatory procedures, the process of obtaining such clearances can be onerous and costly.

         The Company cannot assure that all the necessary approvals, including approval for product improvements and new products, will be granted on a timely basis, if at all. Delays in receipt of, or failure to receive, such approvals could have a material adverse effect on the Company’s business. Moreover, after clearance is given, if the product is shown to be hazardous or defective, the FDA and foreign regulatory agencies have the power to withdraw the clearance or require the Company to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. The Company cannot predict what impact, if any, these changes might have on its business. However, the changes could have a material impact on the Company’s business.

         The Company is also required to register with the FDA as a device manufacturer. As such, the Company is subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements and other regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury or, if a malfunction were to recur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device before marketing clearance has been received or promoting an approved device for unapproved indications. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Such actions could have a material impact on the Company’s business. Other regulatory agencies may have similar powers.

         Medical device laws are also in effect in many of the countries outside the United States in which the Company does business. These laws range from comprehensive device approval and quality system requirements for some or all of the Company’s medical device products to simpler requests for product data or certifications. The number and scope of these requirements are increasing. In addition, the Company is required to notify the FDA if it exports to certain countries medical devices manufactured in the United States that have not been approved by the FDA for distribution in the United States. The Company is also required to maintain certain records relating to exports and make the records available to the FDA for inspection, if required.

Health Care Cost Containment and Third-Party Reimbursement

         During the past several years, the major third-party payers of hospital services in the United States (Medicare, Medicaid, private health care insurance and managed care plans) have substantially revised their policies, methodologies and formulae in an attempt to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and discounts in hospital charges for services performed and in the shifting of services from inpatient to outpatient settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company’s products, the Company could be adversely affected. Moreover, third-party payers may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental, or for other reasons. Certain states have already made significant changes to their Medicaid programs and have also adopted health care reform. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries may limit the price of, or the level at which, reimbursement is provided for the Company ’s products.

         The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payers is critical to the success of all medical device companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical devices. Further restrictions on reimbursement of the Company’s customers will likely have an impact on the products purchased by customers and the prices they are willing to pay.

Product Liability and Insurance

         The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability claims. The Company’s products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time or indefinitely. The occurrence of a problem with one of the Company’s products could result in product liability claims and/or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance maintained by the Company has been adequate in relation to claims made against the Company in the past, the Company cannot assure that the amount of this insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the Company’s business, financial condition and reputation, and on the Company’s ability to attract and retain customers for its products.

Environmental Compliance

         The Company is subject to various international, federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of certain chemicals. While the Company continues to make capital and operational expenditures relating to compliance with existing environmental laws and regulations, it does not anticipate that those expenditures will have a material adverse effect on its business.

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

         The Company’s research and development activities are carried out primarily in facilities located in Cupertino, Santa Clara, Menlo Park, and Temecula, California; St. Paul, Minnesota; Redmond, Washington; Houston, Texas; and Brussels, Belgium. The Company’s research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, the Company has developed alliances with several leading research institutions and universities. The Company also works with leading clinicians around the world in conducting scientific studies on the Company ’s products. These studies include clinical trials which provide data for use in regulatory submissions and post market approval studies involving applications of the Company’s products.

         The Company evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. The Company has invested in several start-up ventures. In return for funding and technology, the Company has received equity interests, extended loans and has received other rights in these ventures.

Quality Assurance Systems

         The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented modern quality systems and concepts throughout the organization. The Company’s quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life.

         Certain of the Company’s operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN46001 and EN46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. These certifications require that these facilities undergo periodic reexamination.

Executive Officers of the Company

Name	Position	Age
James M. Cornelius	Chairman of the Board of Directors and Director	56

Ronald W. Dollens	President, Chief Executive Officer and Director	53

J.B. King(1)	Vice President, General Counsel, Secretary and Director	70

Bruce J Barclay(2)	Deputy General Counsel and Secretary	43

Mark C. Bartell(3)	President, Guidant Sales Corporation	40

James R. Baumgardt(4)	President, Guidant Sales Corporation	52

Keith E. Brauer	Vice President, Finance and Chief Financial Officer	51

John M. Capek(3)	President, Vascular Intervention Group	38

A. Jay Graf(3)	Group Chairman	52

Ginger L. Graham(3)	Group Chairman	44

Cynthia L. Lucchese(5)	Corporate Controller and Chief Accounting Officer	39

Fred McCoy(3)	President, Cardiac Rhythm Management Group	43

Dana G. Mead, Jr.(3)	President, Guidant Japan, Asia Pacific Operations	40

Rodney R. Nash	Vice President Corporate Resources and Policy	58

Guido J. Neels(6)	President, Guidant Europe, Middle East and Africa	51

Michael A. Sherman(7)	Corporate Controller and Chief Accounting Officer	33

Richard M. van Oostrom(8)	President of Operations, Europe, Middle East and Africa	55

F. Thomas (Jay) Watkins, III	President, Cardiac & Vascular Surgery	47

(1)	Mr. King began serving as Secretary on February 21, 2000.
(2)	Mr. Barclay resigned from his position as Deputy General Counsel as of February 29, 2000, and Secretary as of February 21, 2000.
(3)	These individuals began serving in their respective positions as of March 1, 2000.
(4)	As of March 1, 2000, Mr. Baumgardt is serving as President of Guidant Foundation.
(5)	Ms. Lucchese resigned from her position as Corporate Controller and Chief Accounting Officer of the Company as of March 20, 2000.
(6)	Mr. Neels began serving in such position as of January 1, 2000.
(7)	Mr. Sherman began serving as Corporate Controller and Chief Accounting Officer of the Company as of March 20, 2000.
(8)	As of January 1, 2000, Mr. Van Oostrom is serving as Chairman, Guidant European Policy Board.

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

         Ronald W. Dollens    Mr. Dollens is President, Chief Executive Officer and a Director of the Company. Previously, he served as President of Lilly’s MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Lilly’s MDD Division and Chairman of the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (“ACS”), from 1990 to 1991. He also held the position of President and Chief Executive Officer of ACS. Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter, Inc., the Health Industry Manufacturers Association (Chairman), the Eiteljorg Museum, St. Vincent Hospital Foundation, and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

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

         Bruce J Barclay    Mr. Barclay served as Deputy General Counsel and Secretary of the Company through February 2000. Previously, Mr. Barclay served as Vice President, Secretary and General Counsel of Vascular Intervention and Cardiac and Vascular Surgery. He was named Vice President and General Counsel of ACS in 1992. Prior to that he served as Patent Counsel for ACS. Mr. Barclay also had responsibility for Business Development at Vascular Intervention. Prior to working at ACS, Mr. Barclay worked for Lilly first in pharmaceutical research and later as a patent attorney. Mr. Barclay joined Lilly in 1978 and is a registered patent attorney.

         Mark C. Bartell    As of March 1, 2000, Mr. Bartell is a Vice President of the Company and President, Guidant Sales Corporation. Prior to this assignment, he served as Vice President of Marketing for the Company’s Cardiac Rhythm Management Group from 1997 to February 2000. He served as Vice President and General Manager of Guidewires for the Company’s Vascular Intervention Group from 1995 to 1997. Mr. Bartell joined the Company’s subsidiary, Cardiac Pacemakers, Inc. (“CPI”) in 1985 as a financial analyst. He held positions in new product planning, research and development, product management and as a sales representative.

         James R. Baumgardt    Mr. Baumgardt served as a Vice President of the Company and President, Guidant Sales Corporation through February 2000. Previously he held the position of President, Western Hemisphere Sales. Prior to that he held the position of Vice President, Corporate Resources from 1994 to 1995. Mr. Baumgardt has also served as Executive Director of Human Resources and Business Development for the MDD Division of Lilly from 1992 to 1994. Mr. Baumgardt was Director of Personnel for Lilly from 1990 to 1992 and Director of Sales for Lilly’s Select Product Division from 1988 to 1990. He joined Lilly in 1970. Mr. Baumgardt is a director of the Rose-Hulman Institute of Technology.

         Keith E. Brauer    Mr. Brauer is Vice President, Finance and Chief Financial Officer for the Company. Previously, he served as Executive Director of Finance and Chief Accounting Officer of Lilly from 1992 to 1994. Mr. Brauer was Executive Director of International Finance of Lilly from 1988 to 1992 and Director of Corporate Affairs of Lilly from 1986 to 1988. Additionally, he held the positions of Vice President of Finance and Treasurer for Physio-Control Corporation, and Controller for Elizabeth Arden, both former Lilly subsidiaries. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a trustee of the Indianapolis Museum of Art and is a member of the Finance and Audit Committee Board of Community Hospitals of Indiana, Inc. Mr. Brauer also serves on the University of Michigan Business School Corporate Advisory Board.

         John M. Capek    As of March 1, 2000, Mr. Capek is a Vice President of the Company and President of the Company’s Vascular Intervention Group. Previously, Mr. Capek was the Vice President and General Manager of the Company’s German Operations. He served in this position from 1997 to February 2000. Mr. Capek served as Vice President, Marketing for the Company’s Cardiac Rhythm Management Group from 1991 to 1997. Mr. Capek joined Lilly’s MDD division in 1987 and in 1990 served as Director of New Product Planning.

         A. Jay Graf    As of March 1, 2000, Mr. Graf is Group Chairman and is responsible for the Company ’s three operating groups, Cardiac Rhythm Management, Cardiac & Vascular Surgery, and Vascular Intervention. Prior to this assignment, Mr. Graf served as a Vice President of the Company and President of Cardiac Rhythm Management since 1994. He has been President and Chief Executive Officer of CPI since 1992. He joined CPI as Executive Vice President and Chief Operating Officer in 1990. Mr. Graf has also held the position of Senior Vice President of Operations at Physio-Control Corporation. Additionally, Mr. Graf held the positions of Vice President of Sales and Technical Services, and Vice President of Marketing and Communications at Physio-Control Corporation. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Medical, Inc.

         Ginger L. Graham    As of March 1, 2000, Ms. Graham is Group Chairman and is responsible for the activities of the Company’s geographic operations in the United States, Europe, Japan and Emerging Markets. Previously, Ms. Graham served as a Vice President of the Company and President of Vascular Intervention, a position she held since the Company was formed in 1994. She has been President and Chief Executive Officer of ACS since 1993. She served as a Director of Pharmaceutical Sales for Lilly in 1992 and was Director of Corporate Pharmaceutical Strategic Planning from 1989 to 1991. Ms. Graham joined Lilly in 1979. Ms. Graham is a director of Amylin Pharmaceuticals, Inc. and is a director and Chairman of the California Healthcare Institute. She also serves on the board for the Silicon Valley Chapter of the American Heart Association and is a member of the Committee of 200.

         Cynthia L. Lucchese    Ms. Lucchese was Corporate Controller and Chief Accounting Officer of the Company from October 1999 through March 20, 2000. She served as Treasurer of the Company from 1994 to October 1999. She served as Worldwide Treasury Planning Manager for Lilly from 1992 to 1994. She served as Audit Manager for Lilly from 1990 to 1992. Ms. Lucchese joined Lilly in 1987. Prior to joining Lilly, she was on the audit staff of Ernst & Young LLP from 1982 to 1986. Ms. Lucchese is a Certified Public Accountant. She is a director for Ballet Internationale and Park Tudor School.

         Fred McCoy    As of March 1, 2000, Mr. McCoy is a Vice President of the Company and President of the Company’s Cardiac Rhythm Management Group. Prior to this assignment, he served as President of Asia Pacific Operations from 1997 to February 2000. Previously, he served as Vice President, U.S. Operations West from 1995 to 1997. Mr. McCoy was General Manager, Northwest Operations for the MDD division of Lilly from 1993 to 1995. Additionally, he held the position of Chief Financial Officer of CPI from 1991 to 1993. Mr. McCoy joined Lilly in 1981. He recently served as Vice Chairman of the American Chamber of Commerce in Japan SubCommittee on Medical Equipment and Supplies. Mr. McCoy serves on the Alumni Advisory Board of the Kellogg Graduate School of Management at Northwestern University and on the Board of Trustees of St. Andrews Presbyterian College.

         Dana G. Mead, Jr.    As of March 1, 2000, Mr. Mead is a Vice President of the Company and President of Guidant Japan, Asia Pacific Operations. Previously, he held the position of Vice President and General Manager, Stents, Vascular Intervention Group, from 1998 to February 2000. Since joining the Company in 1992, Mr. Mead has held various sales and marketing roles, including Director of Marketing and Director of Sales, Cardiac & Vascular Surgery Group, from 1994 to 1996. In 1996, he was promoted to Vice President, Global Marketing, Cardiac & Vascular Surgery Group. Mr. Mead served in this position through 1997. From 1997 to 1998, Mr. Mead served as Vice President and General Manager of the Cardiac & Vascular Surgery Group.

         Rodney R. Nash    Mr. Nash is Vice President of Corporate Resources & Policy for the Company, which includes management committee responsibility for Human Resources and Corporate Affairs. Prior to this assignment, Mr. Nash served as the president of Guidant Japan and Asia Pacific Operations from 1992 to 1996. He joined Lilly in 1972 and has held various assignments in sales, marketing and general management, including director of marketing, Eli Lilly (Philippines); district sales manager, Long Island, New York; general manager, Eli Lilly (Taiwan); executive director of international sales and marketing, IVAC Corporation; and president of the MDD Division, Eli Lilly Japan. While in Tokyo, he served as chairman of the American Chamber of Commerce in Japan’s Medical Equipment and Supply SubCommittee, dealing with U.S./Japan medical equipment trade issues. Currently, Mr. Nash serves on the board of the Indianapolis Convention and Visitors Association and the Kelly School of Business Board of Visitors at Indiana University.

         Guido J. Neels    As of January 1, 2000, Mr. Neels serves as President, Guidant Europe, Middle East and Africa. He served as Vice President, Global Marketing for Vascular Intervention from 1996 to December 1999. Prior to serving in that position, he was Managing Director, Guidant Germany and Central Europe from 1993 to 1996. Mr. Neels joined Lilly in 1982 and held various sales and marketing positions in the United Kingdom, The Netherlands and the United States. He joined the MDD division of Lilly in 1989 and held general management positions in the U.K. and Germany.

         Michael A. Sherman    As of March 20, 2000, Mr. Sherman is the Corporate Controller and Chief Accounting Officer for the Company. He served as Director of Finance for Guidant Sales Corporation from March 1997 to March 2000. Prior to that he served as Director of Corporate Financial Planning of the Company from 1994 to March 1997. Mr. Sherman joined Lilly in 1988. He has held positions in audit, domestic and international financial planning and reporting, business development and treasury while with Lilly and the Company.

         Richard M. van Oostrom     Mr. van Oostrom was Vice President of the Company and President of Operations, Europe, Middle East and Africa through December 31, 1999. He served as Vice President of European Operations for Lilly’s MDD Division from 1984 to 1994. Mr. van Oostrom was an Executive Director of Marketing for Lilly from 1981 to 1984 and President and General Manager of Eli Lilly Canada Inc. from 1980 to 1981. He joined Lilly in 1971. Mr. van Oostrom is a board member of Isotis B.V., Impella and Eucomed, the European Trade Association for medical devices.

         F. Thomas (Jay) Watkins, III     Mr. Watkins has served as a Vice President of the Company and President of Cardiac and Vascular Surgery and Compass since 1995. Previously, he has served in management positions in several start-up companies, including Microgenics Corporation, and was a consultant with the international consulting firm of McKinsey & Company, Inc.

Employees

         As of December 31, 1999, the Company had approximately 8,360 full-time employees, including approximately 1,730 employees outside the United States. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility in dealing with fluctuations in volume during periods of high sales growth and through new product transfers to manufacturing.

         None of the Company’s employees are represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be excellent.

Financial Information Relating to Classes of Products

         Financial information relating to classes of products, set forth in the Company’s 1999 Annual Report to Shareholders at page 41 under “Notes to Consolidated Financial Statements, Note 12 —Segment Information,” is incorporated herein by reference.

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

Financial Information Relating to Foreign and Domestic Operations

         Financial information relating to foreign and domestic operations, set forth in the Company’s 1999Annual Report to Shareholders at page 41 under “Notes to Consolidated Financial Statements, Note 12—Segment Information,” is incorporated herein by reference.

         Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in the Company ’s overall operations abroad. The Company cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on its future operations or what other restrictions may be imposed in the future.

Item 2.     PROPERTIES

         As of December 31, 1999, the Company owned or leased the following principal facilities:

Location	Type of Facility	Approximate Square Feet	Leased or Owned
Basingstoke, UK	Administration	24,000	Leased

Brussels, Belgium	Administration and CRM research	17,000	Leased

Clonmel, Ireland	Manufacturing	155,000	Owned

Cupertino, CA	C&VS manufacturing, research and development, administrative, sales and marketing, and warehouse	23,500	Leased

Cupertino, CA	C&VS administrative, warehouse and quality assurance	11,000	Leased

Dorado, PR	CRM manufacturing and administration	124,000	Owned

Houston, TX	VI research and development, manufacturing and administration	22,500	Leased

Indianapolis, IN	Administration	18,000	Leased

Menlo Park, CA	C&VS manufacturing, research and development, administration, sales and marketing and warehouse	200,000	Leased

Redmond, WA	CRM research and development	35,000	Leased

Santa Clara, CA	VI manufacturing, research and development, administration, and sales and marketing	370,000	Owned

St. Paul, MN	CRM manufacturing, research and development, administration and sales and marketing	456,000	Owned

St. Paul, MN	CRM lead development and administration	133,000	Leased

St. Paul, MN	CRM packaging, shipping and warehouse	25,000	Leased

Temecula, CA	VI manufacturing and research and development; CRM research and development	500,000	Owned

Tokyo, Japan	Regulatory affairs, quality assurance, administration and sales and marketing	21,000	Leased

Tokyo, Japan	Warehouse	14,000	Leased

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

         The Company currently has a number of disputes with Boston Scientific Corporation (“BSC”) and its subsidiary, SciMed Life Systems, Inc. (“SciMed”). These include the following:

         A.    In a lawsuit originally filed against Advanced Cardiovascular Systems Inc. (“ACS”), a wholly-owned subsidiary of the Company, on May 31, 1994, in the Northern District of California, SciMed alleged that the ACS RX ELIPSE Coronary Dilatation Catheter infringes certain patents owned by SciMed. Subsequently, SciMed amended the complaint to allege infringement by the ACS RX MULTI-LINK Coronary Stent System. On June 15, 1999, the court entered an order granting a motion for summary judgment of non-infringement in favor of ACS. As a result, the court entered judgment in favor of ACS and closed the case. SciMed has appealed.

         B.    On October 10, 1995, ACS filed suit against SciMed alleging that the SciMed Express Plus and Express Plus II coronary dilatation catheters infringe certain patents of ACS. In addition, on March 12, 1996, ACS filed a separate lawsuit alleging that these products infringe another patent of ACS. These lawsuits were filed in the Northern District of California and have now been consolidated. In the lawsuit, ACS is seeking injunctive relief and monetary damages. Trial is scheduled to begin in August 2000.

         C.    On March 12, 1996, ACS filed suit against SciMed in the Northern District of California alleging that SciMed’s Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS. On June 22, 1999, the court granted ACS’ motions for summary judgment of validity and infringement of its patent. In the lawsuit, ACS is seeking injunctive relief and monetary damages. Trial of the remaining issues is currently scheduled to commence in May, 2000.

         D.    On September 17, 1997, ACS filed suit against SciMed and BSC in the Northern District of California alleging that the SciMed Rebel rapid exchange coronary dilatation catheter infringes certain patents of ACS. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

         E.    On August 12, 1998, ACS and Guidant Sales Corporation (“GSC”) filed suit against BSC and SciMed in the Southern District of Indiana alleging that SciMed’s NIR stent infringes certain patents of ACS. In the lawsuit ACS is seeking injunctive relief and monetary damages. The trial, which was originally scheduled to begin in February 2000, has been postponed while the Court considers the outstanding motions filed by the parties.

         F.    On December 29, 1998, SciMed filed suit against the Company in The Hague, The Netherlands alleging infringement of a European Patent owned by SciMed by the ACS RX ELIPSE Coronary Dilatation Catheter and the ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS RX DUET Coronary Stent Systems. SciMed is seeking injunctive relief and monetary damages. A hearing was held on November 5, 1999. On February 16, 2000, the Court asked the Dutch Patent Office for an advisory opinion on the validity of the patent.

         G.    On January 13, 1999, SciMed filed suit against the Company, ACS and GSC in the Northern District of California alleging that ACS’ RX MULTI-LINK, RX MULTI-LINK HP, and MULTI-LINK RX DUET Coronary Stent Systems infringe certain SciMed patents. On September 17, 1999, the court dismissed SciMed ’s claims against the ACS RX MULTI-LINK, without prejudice. In the lawsuit, SciMed is seeking injunctive relief and monetary damages. A hearing to construe the patent currently is scheduled for June 2000.

         The Company currently has a number of disputes with Medtronic, Inc. (“Medtronic”), and its subsidiary Medtronic AVE, including the following:

         A.    On October 10, 1995, ACS filed suit against Medtronic in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes a patent of ACS. In addition, on March 12, 1996, ACS filed a separate lawsuit alleging that the product infringes another patent of ACS. Both lawsuits have been consolidated. On August 25, 1999, the court granted ACS ’ motions for summary judgment of infringement, validity and enforceability of the patent. A jury trial was held from October 25, 1999 to November 3, 1999 on ACS’ claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded ACS $5.4 million in damages. The court held a hearing on December 15, 1999 on ACS’ requests for injunctive relief, enhanced damages, pre-judgment interest, costs, and to declare the case exceptional and on Medtronic’s motion for a new trial.

         B.    On November 6, 1997, Medtronic filed a lawsuit against ACS in the United States District Court for Minnesota alleging that the ACS RX MULTI-LINK Coronary Stent infringed a patent owned by Medtronic. Medtronic amended its complaint on August 27, 1998 to add Guidant as a defendant. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS’ and Guidant ’s motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was then entered on January 12, 2000. Medtronic has appealed. Medtronic filed a second lawsuit on May 17, 1999 to add allegations that the ACS MULTI-LINK RX DUET Coronary Stent System, the ACS MULTI-LINK OTW DUET Coronary Stent System, the ACS MULTI-LINK SOLO Coronary Stent and the ACS MEGALINK Stent infringe the same patent. In this new complaint, as well as the complaint in the earlier action, Medtronic seeks injunctive relief and monetary damages. In view of the appeal of the Final Judgment of non-infringement in the first lawsuit, the parties have agreed to a stay of all actions in the second lawsuit pending the outcome of the appeal.

         C.    On December 24, 1997, ACS filed suit against Medtronic AVE in the United States District Court for the Northern District of California alleging infringement of three patents of ACS by certain Medtronic AVE stents. This case was subsequently transferred to the District Court of Delaware. On April 10, 1998, ACS filed another suit against Medtronic AVE alleging infringement of an additional ACS patent. The lawsuits have now been consolidated. In the lawsuits, ACS is seeking injunctive relief and monetary damages.

         D.    On February 18, 1998, Medtronic AVE filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to Medtronic AVE. The lawsuit also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate certain ACS stent patents.

         E.    On December 23, 1999, ACS brought suit against Medtronic, Inc. and Medtronic AVE, Inc. (collectively, “Medtronic”) in the Northern District of California alleging that the S670 with Discrete TechnologyTM Rapid Exchange Coronary Stent System (the “S670”) infringes a patent of ACS. Additionally, on December 28, 1999, ACS filed a Notice of Arbitration with the American Arbitration Association.

         F.    On February 7, 2000, Medtronic filed suit against the Company and CTS in the Northern District of California. The lawsuit alleges false advertising, unfair competition and patent infringement by Guidant and CTS for making, using and selling the VORTEX Stabilization System. In the lawsuit, Medtronic is seeking injunctive relief, damages, attorneys’ fees and costs.

         The Company currently has a number of disputes with J &J and its subsidiary, Cordis Corporation (“Cordis”), including the following:

         A.    On August 26, 1997, J &J and Expandable Grafts Partnership (“EGP”) filed suit against the Company’s subsidiary Guidant Canada Corporation in the Federal Court of Canada alleging that the sale of the ACS MULTI-LINK coronary stent in Canada infringes patents licensed to J&J by EGP. In the lawsuit, J&J and EGP seek injunctive relief and monetary damages.

         B.    On October 3, 1997, Cordis filed suit against the Company and ACS, in the District Court for the District of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent by ACS infringes certain patents licensed to Cordis. In addition, on October 8, 1997, Cordis filed a motion for a preliminary injunction in this lawsuit seeking to prevent ACS from selling the ACS MULTI-LINK coronary stent. On October 22, 1997, Cordis amended the complaint to include BSC and AVE as co-defendants. The complaint was re-filed on February 6, 1998 to include EGP as a plaintiff. The court held a hearing on the motion for a preliminary injunction in February 1998, and in July, 1998 the court denied Cordis’ motion for a preliminary injunction. On October 27, 1998 one of the patents asserted against the Company and ACS emerged from a reexamination filed by Cordis. On April 1, 1999, Cordis filed a motion to again amend its complaint to add allegations of infringement of the reexamined patent and a new patent of Cordis that was issued on May 11, 1999 and to add the ACS MULTI-LINK DUET Coronary and MEGALINK Biliary Stents as well. The court granted the motion on May 13, 1999. In the lawsuit, Cordis is seeking injunctive relief and monetary damages. Trial currently is scheduled to begin in November 2000.

         C.    On December 2, 1997, Cordis filed suit against Guidant and ACS in the United States District Court for the District of Delaware alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis. Cordis also filed a motion for a preliminary injunction, which the court denied on September 10, 1999. On September 17, 1999, the court dismissed Guidant for lack of personal jurisdiction, leaving ACS as the sole defendant in the case. In the lawsuit, Cordis is seeking injunctive relief, monetary damages and attorney’s fees. Cordis also filed a separate lawsuit against the Company in December 1997 in The Netherlands alleging infringement of the European equivalents of these patents. In this separate lawsuit, Cordis is seeking injunctive relief and monetary damages.

         D.    On February 22, 1999, ACS filed suit against Cordis in the United States District Court for the Northern District of California alleging infringement of several ACS patents by the Cordis CROWN stent. In the lawsuit, ACS is seeking injunctive relief and monetary damages.

         The Company currently has a number of disputes with General Surgical Innovations, Inc. (“GSI”), including the following:

         A.    On May 28, 1996, Origin Medsystems, Inc. (“Origin”), a wholly-owned subsidiary of the Company, filed suit against GSI in the Northern District of California alleging that GSI’s Spacemaker balloon products infringe a patent of Origin. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998 the court granted GSI’s motion that the Origin patent was obtained by inequitable conduct. On November 2, 1998 the Court awarded GSI its attorney’s fees. Origin appealed both decisions. On July 16, 1999, the Court of Appeals for the Federal Circuit vacated the summary judgment of inequitable conduct and remanded the case to the district court for further proceedings. On August 31, 1999, the Federal Circuit vacated the award of attorneys’ fees.

         B.    On June 4, 1996, GSI filed suit against Origin in the Northern District of California alleging that Origin’s VASOVIEW Balloon Dissection System, Preperitoneal Distention Balloon Systems, and Extraview Balloon Systems infringe a patent owned by GSI. GSI’s motion for summary judgment of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages. On February 8, 1999, the jury held the patent valid and awarded GSI approximately $12.9 million in damages, which the Company has accrued. GSI filed post-trial motions seeking injunctive relief, enhancement of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorney’s fees. By an order and judgment entered on April 16, 1999, the court declined GSI ’s requests to enhance damages and to declare the case exceptional. The court issued an injunction, enjoining sales of the accused Origin products for use in the United States. Origin has appealed the issues of infringement and willfulness, and GSI has appealed the issues of infringement, enhanced damages and attorney’s fees.

         C.    On September 24, 1997, GSI filed a second suit against Origin in the Northern District of California alleging that Origin’s VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages. On July 6, 1999, GSI amended its complaint to add an additional patent and Origin’s PDB and Extraview Systems to the suit. On July 19, 1999, the district court entered an order staying all proceedings pending the outcome of the appeal in the first case GSI brought against Origin.

         The Company currently has a number of disputes with St. Jude Medical, Inc. (“St. Jude”), including the following:

         A.    On May 3, 1996, Pacesetter, Inc. (“Pacesetter”), a subsidiary of St. Jude, filed a lawsuit against Cardiac Pacemakers, Inc. (“CPI”), a wholly-owned subsidiary of the Company, which is currently pending in the United States District Court for Minnesota. The complaint, as subsequently amended, alleged infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit sought injunctive relief, unspecified monetary damages, and an award of attorney’s fees. On December 16, 1998, following a trial on the merits, the jury returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers for certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.675 million, which the Company has accrued, plus royalties and interest. The court currently is considering (1) Pacesetter’s request for an injunction, (2) Pacesetter’s request to overturn the jury’s verdict of no liability on one patent, and (3) the Company’s request that the court overturn the jury’s verdict of liability and declare Pacesetter’s patent not infringed and invalid.

         B.    On November 26, 1996, the Company and its subsidiaries, CPI and GSC, and Lilly filed suit (the “State Court Case”) against St. Jude, Pacesetter, Ventritex, Inc. (“Ventritex”) and the Telectronics Parties (as defined below) in the Marion Superior Court, State of Indiana, alleging (among other things) that the Telectronics Agreement (as defined below)did not transfer to Pacesetter when Pacesetter purchased certain assets of the Telectronics Parties in 1996. The lawsuit seeks declaratory and injunctive relief to prevent and invalidate the purported transfer of the Telectronics Agreement to Pacesetter. On June 12, 1998, the Company, CPI, GSC, and Lilly requested a voluntary stay of the State Court Case pending completion of the arbitration, which was granted on June 19, 1998.

         C.    On November 26, 1996, CPI, GSC and Lilly filed suit against St. Jude, Pacesetter and Ventritex in the United States District Court for the Southern District of Indiana alleging that upon consummation of the merger of Ventritex and Pacesetter, the continued manufacture, use or sale of certain Ventritex products would infringe certain patents of CPI and Lilly. The lawsuit seeks declaratory and injunctive relief and monetary damages. On June 8, 1998, the United States District Court for the Southern District of Indiana entered an Order staying proceedings pending the outcome of the arbitration between the Company and the Telectronics Parties (as defined below).

         D.    On December 24, 1996, certain entities affiliated with Telectronics Holdings Ltd. (“the Telectronics Parties”) and Pacesetter filed suit against the Company, CPI, GSC and Lilly in the United States District Court for the District of Minnesota alleging that the claims made in the State Court Case are subject to an arbitration provision in the license agreement entered into in 1994 among CPI, Lilly and the Telectronics Parties (“Telectronics Agreement”). In the lawsuit, the Telectronics Parties and Pacesetter are seeking declaratory and injunctive relief and an award of costs. On May 4, 1998, the United States Court of Appeals for the Eighth Circuit (the “Eighth Circuit ”) held that an arbitrator (rather than a court) should decide whether the disputes set forth in the State Court Case are subject to arbitration. On July 9, 1998, the Minnesota District Court entered an Order referring the matter to arbitration, subject to the qualification that “the arbitrator shall determine what role, if any, Pacesetter should have in the arbitration proceeding.” The arbitrator subsequently ruled that Pacesetter was not a party to the arbitration. The Telectronics Parties and the Company have completed the procedures for selecting an arbitrator and have commenced the arbitration process. The arbitration is scheduled to begin on April 17, 2000.

         E.    On March 31, 1999, Pacesetter filed suit against GSC and CPI in the Central District of California alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and unspecified monetary damages.

         On February 1, 1999 Deborah Charms filed suit against Medtronic, the Company and CPI in the United States District Court for the Western District of Texas alleging that unspecified defibrillation products of Medtronic and CPI infringe a patent owned by Charms. On February 3, 2000, the court entered an order that all claims alleged by Charms to have been infringed by the Company and CPI were invalid and granted the defendants ’ motion for summary judgment. Charms has filed a Notice of Appeal. In the lawsuit, Charms is seeking injunctive relief and unspecified monetary damages.

         In addition, the Company is currently involved in a number of other patent related actions, including U.S. patent interferences, European, Australian and Japanese patent oppositions and U.S. patent reexamination proceedings.

         While it is not possible to predict or determine the outcome of the legal actions brought against it, or to provide an estimate of the losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

Item 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

PART II

Item 5.     MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Pacific Exchange, Inc. (“PCX ”). Information relating to the high and low sales prices per share of the Company’s common stock, as reported in the consolidated transactions reporting system on the NYSE set forth in the Company’s 1999 Annual Report to Shareholders under “Notes to Consolidated Financial Statements, Note 15—Selected Quarterly Information (Unaudited),” at page 44 is incorporated herein by reference.

         During each quarter of 1998 and 1997, the Company paid a quarterly cash dividend of $0.00625 per share of the Company’s common stock, as adjusted for the Company’s two-for-one stock splits which were effective in September 1997 and January 1999. In December 1998, the Company’s Board of Directors voted to discontinue future dividend payments on the Company’s common stock.

         As of March 6, 2000, the approximate number of record holders of the Company’s common stock was 5,933.

Item 6.     SELECTED FINANCIAL DATA

         Selected financial data for each of the Company’s five most recent fiscal years, set forth in the Company’s 1999 Annual Report to Shareholders under “Selected Consolidated Financial Data, ” at page 19, are incorporated herein by reference.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Management’s Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company’s 1999 Annual Report to Shareholders under “Operating Results” (pages 20 –26), “Liquidity and Financial Condition” (page 26), and “Regulatory and Other Matters” (pages 27–28), is incorporated herein by reference.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information related to quantitative and qualitative disclosures about market risk, set forth in the Company’s 1999 Annual Report to Shareholders under “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Disclosure” (page 27), is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company’s 1999 Annual Report to Shareholders at pages 29–32 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows), and pages 33–44 (Notes to Consolidated Financial Statements) and the Report of Independent Auditors set forth in the Company’s 1999 Annual Report to Shareholders at page 45, are incorporated herein by reference.

         Information on quarterly results of operations, set forth in the Company’s 1999 Annual Report to Shareholders under “Notes to Consolidated Financial Statements, Note 15—Selected Quarterly Information (Unaudited),” at page 44, is incorporated herein by reference.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Part III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the Company’s directors, set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2000, under “Election of Directors —Nominees for Election,” is incorporated herein by reference. Information relating to the Company’s executive officers is set forth at pages 17–20 of this Form 10-K under “Executive Officers of the Company.”

Item 11.     EXECUTIVE COMPENSATION

         Information relating to executive compensation, set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2000, under “Election of Directors—Executive Compensation,” is incorporated herein by reference, except that the Compensation Committee Report and Performance Graph are not so incorporated.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of the Company’s common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2000, under “Election of Directors —Ownership of Company Common Stock by Directors and Executive Officers, ” and “Election of Directors—Principal Holders of Company Common Stock,” is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

         The following consolidated financial statements of the Company and its subsidiaries, included in the Company’s 1999 Annual Report to Shareholders at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income—Years Ended December 31, 1999, 1998 and 1997 (page 29)

Consolidated Balance Sheets —December 31, 1999 and 1998 (page 30)

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 1999, 1998 and 1997 (page 31)

Consolidated Statements of Cash Flows—Years Ended December 31, 1999, 1998 and 1997 (page 32)

Notes to Consolidated Financial Statements (pages 33–44)

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

         The report of the Company’s independent auditors with respect to the schedule listed above is contained herein as part of Exhibit 23.1, Consent of Independent Auditors.

(a)3.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)

3.2	By-Laws of the Registrant.(2)

4.1	Specimen of Certificate for Common Stock.(2)

10.1	Rights Agreement dated as of October 17, 1994 between the Company and Bank One, Indianapolis, N.A.(2)

10.2	Transfer Agreement dated as of November 30, 1994 between Eli Lilly and Company and the Company.(2)

10.3	Tax Sharing Agreement dated as of November 30, 1994 between Eli Lilly and Company and the Company.(2)

10.4	Form of International Asset Purchase Agreement between international subsidiary of Eli Lilly and Company and international subsidiary of the Company.(2)

10.5	Sublicense Agreement dated as of October 18, 1994 between Eli Lilly and Company and Cardiac Pacemakers, Inc.(2)

10.6	Purchase and Sale Agreement and Escrow Instructions dated as of October 18, 1994 between Eli Lilly and Company and Advanced Cardiovascular Systems, Inc.(2)

10.7	Assignment of Leases dated as of October 25, 1985 between Seaport Centre Venture Phase II and Metropolitan Life Insurance Company.(2)

10.8	Settlement Agreement dated as of December 1, 1991 among Advanced Cardiovascular Systems, Inc., Eli Lilly and Company and SciMed Life Systems, Inc.(2)

10.9	Distribution Agreement dated as of December 31, 1992 among Advanced Cardiovascular Systems, Inc., Peripheral Systems Group and Mallinckrodt Medical, Inc.(2)

10.10	Settlement Agreement dated as of January 13, 1992 between Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc.(2)

10.11	Settlement Agreement dated as of April 4, 1998 between Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc.(3)

10.12	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc.(2)

10.13	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc.(2)

10.14	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.(2)

10.15	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.(2)

10.16	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.(2)

10.17	Agreement dated as of January 31, 1994 between E. I. DuPont de Nemours and Company, Cardiac Pacemakers, Inc. and Eli Lilly and Company.(2)

10.18	Agreement dated as of July 1, 1994 between E. I. DuPont de Nemours and Company, Minco Products, Inc., Cardiac Pacemakers, Inc. and Eli Lilly and Company.(2)

10.19	Override Agreement between Motorola, Inc., Cardiac Pacemakers, Inc. and Eli Lilly and
Company. (2)10.20 Material Supply Agreement dated as of January 1, 1995 between Dow
Corning Corporation and Cardiac Pacemakers, Inc.(4)

10.20	Material Supply Agreement dated as of January 1, 1995 between Dow Corning Corporation and Cardiac Pacemakers, Inc.(4)

10.21	Purchase Contract dated as of January 1, 1991 between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc.(2)

10.22	Purchase Contract Extension between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc., effective as of January 1, 1996.(4)

10.23	Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.24	Amendment to Exclusive License Agreement dated as of January 10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.25	First Addendum to the Exclusive License Agreement dated as of June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.26	Second Addendum to the Exclusive License Agreement dated as of April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.27	Third Addendum to the Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.28	Fourth Addendum to the Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.29	Fifth Addendum to the Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.30	Sixth Addendum to the Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec., Inc. and Intec Systems, Inc.(2)

10.31	Guidant Corporation 1994 Stock Plan, as amended.(5)#

10.32	Guidant Corporation 1998 Stock Plan.(6)#

10.33	Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995.(4)#

10.34	Stock Purchase Agreement dated as of October 31, 1994 between Eli Lilly and Company and Advanced Cardiovascular Systems, Inc.(2)

10.35	Standard Form Office Lease dated December 27, 1994 between Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II and the Company.(7)

10.36	Guidant Corporation Change in Control Plan for Select Employees.(8)

10.37	Agreement and Plan of Merger, dated as of August 30, 1999, among the Company, Clydesdale Acquisition Corp. and CardioThoracic Systems, Inc.(9)

10.38	Five-Year Credit Agreement dated as of August 26, 1998 among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent.(3)

10.39	364-Day Credit Agreement dated as of August 25, 1999, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent.(1)

10.40	Agreement and Plan of Merger, dated August 10, 1998 by and among Guidant, Pegasus Acquisition Corporation and InControl.(10)

10.41	Stock and Asset Purchase Agreement, dated September 20, 1998, as amended February 1, 1999, between Guidant and Sulzer.(11)

10.42	Underwriting Agreement, dated February 11, 1999 among the Company and certain
Underwriters relating to the issuance and sale by the Company of $350,000,000 aggregate principal amount of its 6.15% notes due 2006.(12)

11.1	Statement regarding computation of per share earnings set forth in the Company’s 1999
Annual Report to Shareholders under “Notes to Consolidated Financial Statements, Note 7
—Earnings (Loss) Per Share” at page 39, is incorporated herein by reference.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.*

13.1	Annual Report to Shareholders for the year ended December 31, 1999 (portions incorporated by reference into this Form 10-K).*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Auditors.*

27.1	Financial Data Schedule.*

27.2	Restated Financial Data Schedule*

27.3	Restated Financial Data Schedule*

27.4	Restated Financial Data Schedule*

27.5	Restated Financial Data Schedule*

27.6	Restated Financial Data Schedule*

27.7	Restated Financial Data Schedule*

27.8	Restated Financial Data Schedule*

27.9	Restated Financial Data Schedule*

99.1	Factors Affecting Future Operating Results.*

(1)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(2)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Registration Statement on Form S-1, File No. 33-83934.
(3)	Incorporated by reference to the identical exhibit filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(4)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(5)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(6)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s 1998 Proxy Statement.
(7)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(8)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
(9)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Registration Statement on Form S-4, File No. 333-89085.
(10)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Form 8-K dated September 28, 1998.
(11)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Form 8-K dated February 4, 1999.
(12)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Form 8-K dated February 17, 1999.
*	Filed herewith.
# Management compensation plan.

(b)  Reports on Form 8-K

         On November 30, 1999, the Company filed a Report on Form 8-K reporting the completion of the Company’s acquisition of CardioThoracic Systems, Inc. (“CTS”). The Report included the Company’s quarterly Consolidated Statement of Income restated for the acquisition of CTS for the three months ended September 30, 1999 and 1998, June 30, 1999 and 1998, March 31, 1999 and 1998, for the nine months ended September 30, 1999, for the three months ended December 31, 1998 and for the year ended December 31, 1998 and Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDANT CORPORATION

/s/ JAMES M. CORNELIUS
By:
James M. Cornelius
Chairman of the Board

March 20, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CORNELIUS James M. Cornelius	Chairman of the Board and Director (principal executive officer)	March 20, 2000

/s/ RONALD W. DOLLENS Ronald W. Dollens	President, Chief Executive Officer and Director (principal executive officer)	March 20, 2000

/s/ KEITH E. BRAUER Keith E. Brauer	Vice President, Finance and Chief Financial Officer (principal financial officer)	March 20, 2000

/s/ MICHAEL A. SHERMAN Michael A. Sherman	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 20, 2000

/s/ KIM B. CLARK , PH .D. Kim B. Clark, Ph.D.	Director	March 20, 2000

Maurice A. Cox, Jr.	Director	March 20, 2000

/s/ ENRIQUE C. FALLA Enrique C. Falla	Director	March 20, 2000

/s/ MICHAEL GROBSTEIN Michael Grobstein	Director	March 20, 2000
Signature	Title	Date

/s/ J.B. KING J.B. King	Director	March 20, 2000

/s/ SUSAN B. KING Susan B. King	Director	March 20, 2000

/s/ J. KEVIN MOORE J. Kevin Moore	Director	March 20, 2000

/s/ MARK NOVITCH , M.D. Mark Novitch, M.D.	Director	March 20, 2000

/s/ EUGENE L. STEP Eugene L. Step	Director	March 20, 2000

/s/ RUEDI E. WÄGER Ruedi E. Wäger, Ph.D.	Director	March 20, 2000
Guidant Corporation and Subsidiaries

Schedule II. Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charges and Expenses	Deductions(1)	Balance at End of Period
Year Ended December 31, 1997
Allowance for inventory obsolescence	$ 23.0	$ 14.7	$ (11.9)	$ 25.8
Allowance for doubtful accounts	7.4	5.6	(3.6)	9.4

Totals	$ 30.4	$ 20.3	$ (15.5)	$ 35.2

Year Ended December 31, 1998
Allowance for inventory obsolescence	$ 25.8	$ 16.3	$ (19.1)	$ 23.0
Allowance for doubtful accounts	9.4	15.6	(5.1)	19.9

Totals	$ 35.2	$ 31.9	$ (24.2)	$ 42.9

Year Ended December 31, 1999
Allowance for inventory obsolescence	$ 23.0	$ 31.9	$ (21.3)	$ 33.6
Allowance for doubtful accounts	19.9	4.1	(8.5)	15.5

Totals	$ 42.9	$ 36.0	$ (29.8)	$ 49.1

(1)	Write-offs of obsolete units or uncollectible accounts.
Exhibit List

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

13.1	Annual Report to Shareholders for the Year Ended December 31, 1998 (portions incorporated by reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

27.1	Financial Data Schedule

27.2	Restated Financial Data Schedule

27.3	Restated Financial Data Schedule

27.4	Restated Financial Data Schedule

27.5	Restated Financial Data Schedule

27.6	Restated Financial Data Schedule

27.7	Restated Financial Data Schedule

27.8	Restated Financial Data Schedule

27.9	Restated Financial Data Schedule

99.1	Factors Possibly Affecting Future Operating Results