Form 10-Q
period 2000-03-31
GUIDANT CORP
filed 2000-05-09
CIK 929987

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000


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

Yes   X     No _____
    -----

The number of shares of common stock outstanding as of May 3, 2000:

        Class                 Number of Shares Outstanding
        -----                 ----------------------------
        Common
                                      306,461,979

                                    PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements


                     GUIDANT CORPORATION and Subsidiaries
                       Consolidated Statements of Income
                 (Dollars in millions, except per-share data)
                                  (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------
Net sales................................................   $630.7      $596.4

Cost of products sold....................................    140.8       148.7
                                                            ------      ------

  Gross profit...........................................    489.9       447.7

Research and development.................................     86.4        85.0
Purchased research and development.......................       --        49.0
Sales, marketing, and administrative.....................    185.6       176.6
Litigation settlement gain, net..........................    (10.8)         --
Foundation contribution..................................     10.8          --
Interest, net............................................     13.4        12.1
Royalties, net...........................................     14.0        14.0
Amortization.............................................     11.5         8.7
Other, net...............................................      0.3       (12.9)
                                                            ------      ------


Income before income taxes and cumulative
 effect of change in accounting principle................    178.7       115.2

Income taxes.............................................     59.9        63.6
                                                            ------      ------

Income before cumulative effect of change
 in accounting principle.................................    118.8        51.6

Cumulative effect of change in accounting
 principle, net..........................................       --        (3.3)
                                                            ------      ------

  Net income.............................................   $118.8      $ 48.3
                                                            ======      ======

Earnings per share - basic...............................   $ 0.39      $ 0.16
                                                            ======      ======

Earnings per share - assuming dilution...................   $ 0.38      $ 0.15
                                                            ======      ======

See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                                    March 31,     December 31,
                                                      2000            1999
                                                    ---------     ------------
                                                   (unaudited)
Assets

Current Assets
Cash and cash equivalents......................... $   25.9       $   27.8

Short-term investments............................      4.6             --

Accounts receivable, net of allowances
   of $15.8(2000) and $15.5(1999).................    514.7          476.2

Other receivables.................................     15.4           16.5

Inventories.......................................    245.1          242.7

Deferred income taxes.............................    119.8          120.2

Prepaid expenses..................................     29.1           32.7
                                                   --------       --------

   Total Current Assets...........................    954.6          916.1


Other Assets
Goodwill, net of allowances
   of $112.8(2000) and $105.6(1999)...............    468.4          467.7

Other intangible assets, net of allowances
   of $35.3(2000) and $31.0(1999).................    201.4          199.7

Deferred income taxes.............................     63.2           70.1

Investments.......................................     43.4           46.8

Sundry............................................     35.9           35.3

Property and equipment, net of accumulated
   depreciation of $347.9 (2000) and
   $331.9 (1999)..................................    514.2          514.5
                                                   --------       --------

                                                   $2,281.1       $2,250.2
                                                   ========       ========

See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in millions)

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable.....................................  $   62.4       $   68.7

Employee compensation................................      90.1          108.6

Other liabilities....................................     139.3          179.2

Income taxes payable.................................      35.7           22.0

Current portion of long-term debt....................     330.0          360.0
                                                       --------       --------

   Total Current Liabilities.........................     657.5          738.5


Noncurrent Liabilities
Long-term debt.......................................     585.1          527.7

Other................................................     118.8          116.7
                                                       --------       --------

                                                          703.9          644.4

Commitments and contingencies

Shareholders' Equity
Common stock-no par value:
   Authorized shares: 1,000,000,000
   Issued shares:     307,453,000....................     192.9          192.9

Additional paid-in capital...........................     208.5          257.2

Retained earnings....................................     651.1          532.2

Deferred cost, ESOP..................................     (37.7)         (38.5)

Treasury stock, at cost:
   Shares: 677,089 (2000)............................
           616,968 (1999)............................     (45.1)         (32.8)

Accumulated other comprehensive income...............     (50.0)         (43.7)
                                                       --------       --------

                                                          919.7          867.3
                                                       --------       --------

                                                       $2,281.1       $2,250.2
                                                       ========       ========

See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                     Consolidated Statements of Cash Flow
                             (Dollars in millions)

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                             2000         1999
                                                            ------      --------
(unaudited)
Cash Provided by (Used in) Operating Activities:
  Net income..........................................      $118.8      $  48.3

Adjustments to Reconcile Net Income to Cash
 Provided by Operating Activities:
  Depreciation........................................        20.2         19.6
  Amortization of intangible assets...................        11.5          8.7
  Provision for inventory and other losses............         8.2         12.9
  Purchased research and development..................          --         49.0
  Cumulative effect of change in accounting
    principle, before tax.............................          --          5.3
  Other noncash expenses, net.........................        14.3          3.5
                                                            ------      -------
                                                             173.0        147.3
Changes in Operating Assets and Liabilities:
  Receivables, increase...............................       (44.4)       (26.5)
  Inventories, increase...............................       (11.3)       (20.4)
  Prepaid expenses and other assets,
    decrease (increase)...............................         2.0         (6.3)
  Accounts payable and accrued expenses,
    decrease..........................................       (23.9)       (40.6)
  Income taxes payable, increase......................        14.3         49.5
  Other liabilities, decrease.........................       (35.3)        (7.9)
  Payable to Sulzer Medica............................          --       (200.0)
                                                            ------      -------

Net Cash Provided by (Used in) Operating Activities...        74.4       (104.9)

Investing Activities:
  Additions of property and equipment, net............       (27.6)       (39.2)
  Purchases of available-for-sale securities..........        (0.3)        (5.2)
  Sale/maturity of available-for-sale securities......         0.1         11.7
  Additions of other assets, net......................        (9.3)        (5.1)
  Acquisition, net of cash acquired...................          --       (598.0)
                                                            ------      -------

Net Cash Used for Investing Activities................       (37.1)      (635.8)

Financing Activities:
  Proceeds from long-term borrowings..................          --        346.4
  Increase in borrowings, net.........................        27.8        444.1
  Purchases of common stock and other capital
   transactions, net of tax...........................       (68.0)       (28.9)
                                                            ------      -------

Net Cash (Used for) Provided by Financing Activities..       (40.2)       761.6

Effect of Exchange Rate Changes on Cash...............         1.0         (2.0)
                                                            ------      -------

Net (Decrease) Increase in Cash and Cash Equivalents..        (1.9)        18.9

Cash and Cash Equivalents at Beginning of Period......        27.8         17.3
                                                            ------      -------

Cash and Cash Equivalents at End of Period............      $ 25.9      $  36.2
                                                            ======      =======

See notes to consolidated financial statements.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 (In millions)
                                  (unaudited)

Note 1 - General Information

Guidant Corporation (Guidant or the Company) is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in the medical device industry and offers: i) coronary stents, coronary balloon dilatation catheters, and related accessories;
ii) automatic implantable cardioverter defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable resynchronization therapy for the treatment of heart failure; v) products for use in minimally invasive vascular surgeries, including the treatment of abdominal aortic aneurysms; and vi) products for use in minimally invasive cardiac surgeries, and products to perform cardiac artery bypass grafting on a beating heart. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 3 - Inventories

Inventories consisted of the following:

                                     March 31,    December 31,
                                       2000          1999
                                    ----------   -------------
     Finished products              $  145.6     $   135.1
     Work in process                    41.1          39.9
     Raw materials and supplies         58.4          67.7
                                    --------     ---------
                                    $  245.1     $   242.7
                                    ========     =========

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 4 - Earnings Per Share

The following table sets forth the computation of earnings per share:

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2000        1999
                                                      ----------   ---------
Income before cumulative effect of
 accounting change..................................  $  118.8     $   51.6

Cumulative effect of accounting change, net.........        --         (3.3)
                                                      --------     --------

Net income..........................................  $  118.8     $   48.3
                                                      ========     ========

Weighted-average common shares outstanding..........    300.89       300.31

Effect of employee stock options....................     11.01        11.45
                                                      --------     --------

Weighted-average common shares outstanding
 and assumed conversions............................    311.90       311.76
                                                      ========     ========

Earnings per share - basic:

Income before cumulative effect of
 accounting change..................................  $   0.39     $   0.17

Cumulative effect of accounting change, net.........        --        (0.01)
                                                      --------     --------

  Earnings per share - basic........................  $   0.39     $   0.16
                                                      ========     ========

Earnings per share - assuming dilution:

Income before cumulative effect of
 accounting change..................................  $   0.38     $   0.17

Cumulative effect of accounting change, net.........        --        (0.02)
                                                      --------     --------

  Earnings per share - assuming dilution............  $   0.38     $   0.15
                                                      ========     ========

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 5 - Comprehensive Income

Comprehensive income comprises net income adjusted for the changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. For the first quarter of 2000 and 1999, comprehensive income was $112.5 million and $29.8 million, respectively.

Note 6 - Segment Information


                                           Three Months Ended
                                                March 31,
Geographic Information:                    2000          1999
                                          ------        -------
Net Sales(1):
United States                             $449.1        $431.3
International                              181.6         165.1
                                          ------        ------
                                          $630.7        $596.4
                                          ======        ======


(1) Revenues are attributed to countries based on location of the customer.

                                  March 31,      December 31,
Long-lived Assets:                  2000            1999
                                 ----------    --------------
United States                    $   469.7     $     467.6
International                         44.5            46.9
                                 ---------     -----------
                                 $   514.2     $     514.5


                                         Three Months Ended
Net Sales of Classes                          March 31,
of Similar Products:                      2000          1999
                                         ------        ------
Vascular intervention                    $321.3        $324.4
Cardiac rhythm management                 288.7         245.6
Cardiac & vascular surgery                 20.7          26.4
                                         ------        ------
                                         $630.7        $596.4
                                         ======        ======

Note 7 - Subsequent Event

On April 3, 2000, Guidant signed a broad agreement with Johnson & Johnson that covers various technologies and patents. As part of the agreement, Guidant obtains an exclusive option from Impulse Dynamics, N.V. to acquire emerging cardiovascular technology for the treatment of heart failure. Under the terms of the agreement, Guidant paid Impulse Dynamics $125 million for the exclusive right to evaluate cardiovascular technology currently under development by Impulse Dynamics. This payment will be accounted for as a current asset in the second quarter of 2000 until Guidant determines whether or not to proceed with the acquisition of the exclusive rights to this technology. If Guidant proceeds with that acquisition, total payments would be approximately $425 million plus certain potential contingent payments. In addition, Guidant and Cordis, a wholly owned subsidiary of Johnson & Johnson, have agreed to dismiss all current litigation between them and agree to resolve the remaining disputes in future arbitration proceedings. The first arbitration is scheduled to begin in October 2000. (See Note 8 - Contingencies)

                     GUIDANT CORPORATION and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 7 - Subsequent Event (Continued)

Also as part of this agreement, Cordis and Guidant receive licenses to the other's patents involved in the disputes to ensure future product availability. Finally, the agreement establishes Cordis as a U.S. distributor of rapid-exchange balloon dilatation catheters supplied by Guidant.

Note 8 - Contingencies

The Company is a party to various legal actions which have arisen in the normal course of business. The following is a select listing of cases in which Guidant is a defendant which are required to be disclosed under generally accepted accounting principles. A listing of cases in which Guidant is a plaintiff is available in the Company's most recent report on Form 10-K filed with the Securities and Exchange Commission.

On October 3, 1997, Cordis filed suit against the Company and Advanced Cardiovascular Systems, Inc., (ACS) the Company's wholly owned subsidiary, in the District Court of Delaware, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents licensed to Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. (See Note 7 - Subsequent Event)

On December 2, 1997, Cordis filed suit against ACS in the District Court of Delaware, alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis. A separate lawsuit was also filed against the Company in December 1997 in The Netherlands alleging infringement of the European equivalents of these patents. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. (See Note 7 - Subsequent Event)

On November 6, 1997, Medtronic, Inc., (Medtronic) filed suit against ACS in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS' and Guidant's motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was entered on January 12, 2000. Medtronic has appealed. Medtronic filed a second complaint in a separate suit to add allegations of infringement of the same patent by the ACS MULTI-LINK OTW, the ACS MULTI-LINK RX DUET, the ACS MULTI-LINK OTW DUET, and SOLO Coronary Stents and MEGALINK Peripheral Stent. In this new complaint, as well as the complaint in the earlier action, Medtronic also seeks injunctive relief and monetary damages. In view of the appeal in the first lawsuit, the parties have agreed to a stay of all actions in the second lawsuit pending the outcome of the appeal.

On February 18, 1998, Arterial Vascular Engineering, Inc., (AVE) (n/k/a Medtronic AVE) filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic lawsuit also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate ACS stent patents asserted against Medtronic AVE.

                     GUIDANT CORPORATION and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 8 - Contingencies (Continued)

On December 29, 1998, SciMed Life Systems, Inc., (SciMed) a subsidiary of Boston Scientific Corporation (BSC), filed suit against the Company in The Hague, The Netherlands, alleging infringement of a European patent owned by SciMed by the ACS RX ECLIPSE Coronary Dilatation Catheter, ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS MULTI-LINK RX DUET Coronary Stent Systems. The court held a hearing on November 5, 1999. On February 16, 2000, the Court asked the Dutch Patent Office for an advisory opinion on the validity of the patent. On January 13, 1999, SciMed also filed suit against the Company, ACS, and Guidant Sales Corporation (GSC) in the Northern District of California alleging that the same coronary stent systems infringe certain of SciMed's U.S. patents. On September 17, 1999, the California district court dismissed SciMed's claims against the ACS RX MULTI-LINK, without prejudice. In both suits, SciMed is seeking injunctive relief and monetary damages.

On March 31, 1999, Pacesetter, Inc., filed suit against GSC and Cardiac Pacemakers, Inc., (CPI) a wholly owned subsidiary of the Company, in the Central District of California, alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Guidant Corporation (Guidant or the Company) is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in the medical device industry and offers: i) coronary stents, coronary balloon dilatation catheters, and related accessories;
ii) automatic implantable cardioverter defibrillator (AICD) systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable resynchronization therapy for the treatment of heart failure; v) products for use in minimally invasive vascular surgeries, including the treatment of abdominal aortic aneurysms (AAA); and vi) products for use in minimally invasive cardiac surgeries, and products to perform cardiac artery bypass grafting (CABG) on a beating heart. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

Cardiovascular disease continues to be the leading cause of death in the United States. Guidant's product portfolio has made it a leader in the cardiovascular markets it serves, but Guidant is also committed to developing innovative products that will address significant remaining unmet clinical needs. Guidant's business strategy is to design therapeutic products which improve the quality of patient care and reduce treatment costs. In implementing this strategy, the Company focuses on the following three areas which it believes are critical to its future success: (i) global product innovation, (ii) economic partnerships with customers worldwide, and (iii) organizational excellence.

The following tables are summaries of the Company's net sales and major costs and expenses excluding the impact of special items. For purposes of analysis and discussion herein, the Company employs a concept of operating income, which is defined as gross profit less research and development and sales, marketing, and administrative expenses, excluding special items.


                                              Three Months Ended
                                                  March 31,
                                              -------------------
                                                2000       1999
                                              --------   --------
                                             (Dollars in millions)
                                                 (unaudited)
Total net sales                              $630.7       $596.4

Cost of products sold                         140.8        141.8
                                             ------       ------

 Gross profit                                 489.9        454.6

Research and development                       86.4         84.5
Sales, marketing, and administrative          185.6        175.7
                                             ------       ------
                                              272.0        260.2

Operating income                             $217.9       $194.4(1)
                                             ======       ======


                                        As a Percent of Net Sales
                                       -------------------------
                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          2000         1999
                                        ------     --------

Total net sales                          100.0%       100.0%

Cost of products sold                     22.3         23.8
                                        ------     --------

 Gross profit                             77.7         76.2

Research and development                  13.7         14.2
Sales, marketing, and administrative      29.5         29.4
                                        ------     --------
                                          43.2         43.6

Operating income                          34.5%        32.6%(1)
                                        ======     ========

/(1)/Excludes purchased research and development charge of $49.0 million. Also excludes the impact of stay-pay and the purchase accounting write-up of acquired Intermedics inventory sold for a total of $8.3 million. Therefore, the cost of products sold, gross profit, research and development, and sales, marketing, and administrative lines displayed above do not agree to the reported consolidated statement of income presentation for 1999.

Operating Results - Three Months Ended March 31, 2000

The Company had worldwide net sales of $630.7 million for the three months ended March 31, 2000, reflecting an increase of $34.3 million or 6% over 1999. Growth in unit volume of 9% increased net sales, while price declines and fluctuations in foreign currency exchange rates decreased net sales 2% and 1%, respectively. Sales growth was driven by AICDs and pacemakers, offset somewhat by a decline in stent revenues and the sale of the general surgery product line in July 1999. General surgery product sales in the first quarter of 1999 were $15.7 million. Excluding unfavorable exchange rate impact and 1999 revenues from general surgery, revenue growth in the quarter would have totaled 10%.

AICD systems sales grew 14.4% for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, due to the full market launch of the VENTAK PRIZM in the U.S. in February 2000. AICD systems sales were $159.6 million for the three months ended March 31, 2000. The VENTAK PRIZM is Guidant's next-generation defibrillator product and is the smallest dual-chamber implantable defibrillator commercially available with a unique pacemaker-like shape and longevity that exceeds that of comparably sized devices by a factor of years.

Pacemaker product sales were $129.1 million for the three months ended March 31, 2000, compared to $106.0 million for the three months ended March 31, 1999. United States and international sales of these products increased 18.3% and 28.3%, respectively, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The first quarter of 1999 reflects the impact of the Intermedics acquisition for only two months, as that transaction was completed February 1, 1999, and was accounted for using the purchase method of accounting. In addition, pacemaker sales growth in the first quarter of 2000 was driven by the DISCOVERY and PULSAR MAX pacing devices. On January 12, 2000, Guidant released the next generation in pacemaker devices, the PULSAR MAX II and the DISCOVERY II, in Europe.

The ACS MULTI-LINK RX TRISTAR and the ACS MULTI-LINK OTW TRISTAR Coronary Stent Systems were approved for release in the U.S. on December 22, 1999. The ACS MULTI-LINK TRISTAR is Guidant's next-generation stent, featuring delivery system improvements using S.T.E.P. (Short Transitional Edge Protection) Balloon Technology, a unique balloon design which creates a step-shaped taper at each end of the stent. This design minimizes the amount of vessel dilated outside of the stent. Sales of coronary stents in the United States during the three months ended March 31, 2000, were $167.3 million compared to $186.6 million during the same period in 1999. The average selling price of these products in the U.S. declined 8% from the quarter ended March 31, 1999, as compared to the quarter ended March 31, 2000. As compared to the fourth quarter of 1999, average selling prices for Guidant coronary stent products in the U.S. declined by 2% in the first quarter of 2000. International sales of these products during the first quarter of 2000 were $60.2 million compared to $55.1 million during the first quarter of 1999. International unit growth of 22% was offset by average selling price declines of 11% and a 2% foreign exchange rate impact. The first quarter of 1999 stent sales of $241.7 million was Guidant's highest stent sales quarter ever and reflected peak sales of the ACS MULTI-LINK DUET, released in the U.S. in November 1998. Worldwide sales of coronary stents during the first quarter of 2000 of $227.5 million represented an increase of $25.2 million or 12.5% over the fourth quarter of 1999. Guidant's stent revenues are impacted by average selling prices, overall market conditions, the introduction of competitor stents, and the product evaluations by clinicians that are common when new stent products are introduced.

Angioplasty sales of $85.5 million increased 7.8% for the period ending March 31, 2000, as compared to March 31, 1999, driven by growth internationally. Guidant launched the CROSSAIL Coronary Dilatation Catheter outside the U.S. on March 23, 2000. The CROSSAIL offers the smallest profile of any rapid exchange dilatation catheter currently available.

Sales of Guidant's ANCURE system and accessories were $7.3 million in the first quarter of 2000. Guidant's ANCURE system received FDA approval in September 1999, providing a less-invasive approach for treating AAA. The ANCURE has precisely positioned hooks and a one-piece polyester body that allows the implant to adapt to changes that occur over time within the aorta, while maintaining the implant's original position. Guidant's fourth quarter 1999 revenues from the sale of these products were $2.9 million. Over 350 vascular surgery centers and 700 physicians are now trained in the use of the ANCURE product line.

Sales of cardiac surgery products were $13.2 million in the first quarter of 2000 as compared to $9.6 million in the first quarter of 1999. Cardiac surgery sales include the VASOVIEW UNIPORT PLUS Endoscopic Vessel Harvesting System and products produced by CardioThoracic Systems, Inc. (CTS). CTS was acquired in a pooling of interests transaction on November 15, 1999. CTS introduced the VORTEX Stabilization System during the first quarter of 2000 which is designed to enable the physician to immobilize a portion of a coronary artery while performing beating heart bypass. The VORTEX Stabilization System is designed to enable physicians to perform coronary artery bypass surgery on a beating heart, rather than using the traditional surgical method of stopping the heart.
Beating heart procedures potentially reduce post-operative hospital stay, cost and surgical complications, while preserving the clinical outcomes associated with conventional surgery.

The Company experienced sales growth both in the United States and international markets during the first quarter of 2000. For the quarter ended March 31, 2000, U.S. net sales increased 4.1% to $449.1 million and international net sales increased 10.0% to $181.6 million, as compared to the first quarter of 1999. U.S. net sales growth was primarily due to the VENTAK PRIZM and sales of pacemaker systems such as DISCOVERY and PULSAR MAX. International net sales growth was primarily driven by pacemaker product sales and angioplasty sales, particularly in Japan. The first quarter of 1999 includes only two months of Intermedics sales as that transaction closed February 1, 1999.

For the quarter ended March 31, 2000, cost of products sold represents 22.3% of net sales. Cost of products sold for the quarter ended March 31, 1999, includes the impact of purchase accounting adjustments related to the write-up of acquired Intermedics inventory and the impact of stay-pay for Intermedics manufacturing personnel during the shut-down of the acquired facilities. The impact of these two items was $6.9 million during the first quarter of 1999. Cost of products sold, as adjusted to exclude these two items, represented 23.8% of net sales for the quarter ended March 31, 1999. This improvement in 2000 in the cost of products sold as a percentage of net sales is a result of lower overall production costs for pacemakers and defibrillators in the quarter. In addition, the first quarter of 1999 reflected the lower gross margins associated with the sale of Intermedics pacemaker products, which are now only sold on a limited basis outside the U.S.

The Company continued to invest aggressively in research and development. Research and development expense was $86.4 million in the first quarter of 2000 or 13.7% of sales as compared to $84.5 million in the first quarter of 1999, excluding stay-pay related to the Intermedics acquisition in 1999. The 1999 research and development spending also excludes a $49 million pre-tax charge related to the appraised value of in-process research and development for the Intermedics acquisition. Research and development spending in 2000 includes:
(i) development of implantable resynchronization therapy for the treatment of heart failure; (ii) development of treatments for atrial arrhythmias; (iii) development of radiotherapy devices for coronary and peripheral restenosis; (iv) research related to local drug delivery efforts; and (v) future generations of current products. The Company intends to continue its aggressive research and development spending to maintain its commitment to bring new technologies to the market and provide cost-effective therapies to treat cardiovascular and vascular diseases.

Sales, marketing, and administrative expenses increased $9.9 million or 5.6% for the three months ended March 31, 2000, compared to the same period in 1999. This increase in spending was due primarily to: (i) costs related to product launches; (ii) investment in the United States sales organization; and (iii) increased legal costs associated with various litigation.

Operating income, as previously defined, was $217.9 million for the three months ended March 31, 2000, and $194.4 million for the three months ended March 31, 1999. Growth of 12.1% in operating income was driven by net sales growth of 5.8%, a decrease in the cost of products sold as a percent of sales, and controlled growth in operating expenses.

Net other expenses for the first quarter of 2000 were $39.2 million which includes interest, royalties, amortization, and other. Net other expenses, excluding a non-cash gain on the sale of an equity investment, were $36.3 million for the three months ended March 31, 1999. The increase of $2.9 million in other expenses excluding the special item in 1999 is due to one additional month of interest and amortization expense related to the Intermedics acquisition in 2000 over the first quarter of 1999 and an increase in borrowing interest rates.

Without considering the effect of the special charges in 1999, the effective income tax rates for the quarters ended March 31, 2000, and 1999, were 33.5% and 37.8%, respectively. This improvement in the as adjusted tax rate reflects the benefit of increased overseas manufacturing and the fact that CTS losses were not deductible in the first quarter of 1999. CTS was acquired in the fourth quarter of 1999 in a tax-free stock-for-stock transaction. Guidant's reported effective tax rate was 55.2% for the first quarter of 1999. The Company's effective tax rate will continue to be positively impacted as overseas manufacturing continues to expand.

Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $223.8 million for the three months ended March 31, 2000. Excluding special items, EBITDA was $198.5 million for the three months ended March 31, 1999. The 12.7% improvement in EBITDA is primarily driven by operating income growth.

Net income and earnings per share, assuming dilution, were $118.8 million and $0.38, respectively, for the first quarter of 2000. Net income and earnings per share for the quarter ended March 31, 1999, excluding the impact of the special items, was $98.3 million and $0.32 per share, assuming dilution. Reported net income in 1999 also includes the net impact of $3.3 million for the cumulative effect of a change in accounting principle, net of income taxes. This represents an increase in adjusted net income of $20.5 million or 20.9% and is a result of the growth in operating income and the decrease in the effective tax rate. Reported net income for the quarter ended March 31, 1999, was $48.3 million.

Liquidity and Financial Condition

The Company generated cash flows which were more than sufficient to fund operations during the three months ended March 31, 2000. Cash and cash equivalents were $25.9 million at March 31, 2000, a slight decline from $27.8 million at December 31, 1999.

Working capital of $297.1 million at March 31, 2000, increased by $119.5 million from the prior year-end level. The increase is attributable to an increase in accounts receivable related to sales growth; a decrease in employee compensation liabilities due to bonus payments in the first quarter; a decrease in other current liabilities related to periodic interest payments on the long-term seven-year notes and payments related to liabilities associated with the Intermedics and CTS acquisitions; and a decrease in the portion of borrowings classified as short-term. The current ratio at March 31, 2000, was 1.5:1 compared to 1.2:1 at December 31, 1999. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $37.1 million for the three months ended March 31, 2000, compared to $635.8 million for the same period in 1999. The acquisition of Intermedics net of cash acquired was a $598 million use of cash in the first quarter of 1999. The payment of the Intermedics litigation settlement of $200 million in the first quarter of 1999 is included in operating activities. Net additions of property and equipment of $27.6 million for the three months ended March 31, 2000, compared to $39.2 million for the same period in 1999, were also a significant use of cash for investing activities during both periods.

Net cash used for financing activities totaled $40.2 million for the three months ended March 31, 2000. This reflects $68.0 million of net cash outlays under the Company's systematic stock repurchase program used to offset dilution resulting from issuance of stock under employee stock option and award plans. During the first quarter of 2000, approximately 2 million shares were repurchased at an average price of $64.06. During the first quarter of 1999, approximately 1 million shares were purchased at an average price of $58.63.

Net proceeds of $346.4 million were received from the issuance of seven year, 6.15% long-term notes in the first quarter of 1999. In addition, commercial paper was issued to finance the acquisition of Intermedics on February 1, 1999.

At March 31, 2000, the Company had outstanding borrowings of $915.1 million through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $850 million. There are currently no outstanding borrowings under these facilities. The Company expects that approximately $238 million of commercial paper borrowings will remain outstanding for the next twelve months and, as a result, has classified this amount as long-term at March 31, 2000.

The Company expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $175 million in 2000, primarily due to continued investment in the Company's U.S. manufacturing and administrative facilities. On April 3, 2000, the Company signed an agreement with Johnson & Johnson covering various technologies and patents. As a result of this agreement, Guidant paid $125 million for the exclusive right to evaluate cardiovascular technology currently under development by Impulse

Dynamics. If Guidant chooses to acquire exclusive rights to this technology, the total payments would be approximately $425 million plus potential contingent payments. The total payments could be financed by a combination of debt, equity, and equity-linked securities. The initial $125 million payment was financed through the issuance of commercial paper and will be recorded in the second quarter of 2000. The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings.

The Company has recognized net deferred tax assets aggregating $183.0 million at March 31, 2000, compared to $190.3 million at December 31, 1999. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

On August 12, 1998, ACS and GSC filed suit against BSC and SciMed in the Southern District of Indiana alleging that SciMed's NIR stent infringes certain patents of ACS. In the lawsuit ACS is seeking injunctive relief and monetary damages. The trial, which was originally scheduled to begin in February 2000, has been postponed while the Court considers the outstanding motions filed by the parties.

On October 10, 1995, ACS filed suit against Medtronic in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes a patent of ACS. In addition, on March 12, 1996, ACS filed a separate lawsuit alleging that the product infringes another patent of ACS. Both lawsuits have been consolidated. On August 25, 1999, the court granted ACS' motions for summary judgment of infringement, validity and enforceability of the patent. A jury trial was held from October 25, 1999 to November 3, 1999 on ACS' claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded ACS $5.4 million in damages. The court held a hearing on December 15, 1999, on ACS' requests for injunctive relief, enhanced damages, pre-judgment interest, costs, and to declare the case exceptional and on Medtronic's motion for a new trial. On April 14, 2000, the court granted ACS' request for enhanced damages and denied Medtronic's motion for a new trial.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings (Continued)

On April 3, 2000, the Company and Cordis Corporation, a subsidiary of Johnson and Johnson (J&J), agreed to dismiss all patent litigation between the companies and to resolve remaining disputes in future arbitration proceedings. (See Footnote 7 - Subsequent Event) The first arbitration proceeding is scheduled to begin in October 2000. The agreement covers:

1. The lawsuit filed on August 26, 1997, by J&J and Expandable Grafts Partnership (EGP) against the Company's subsidiary Guidant Canada Corporation in the Federal Court of Canada alleging that the sale of the ACS MULTI-LINK coronary stent in Canada infringes patents licensed to J&J by EGP.

2. The lawsuit filed on October 3, 1997, by Cordis against the Company and ACS in the District Court for the District of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent by ACS infringes certain patents licensed to Cordis, which was later amended to add the ACS MULTI-LINK DUET Coronary and MEGALINK Biliary Stents.

3. The lawsuit filed on December 2, 1997, by Cordis against Guidant and ACS in the United States District Court for the District of Delaware alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes patents owned by Cordis, and the lawsuit filed by Cordis against the Company in December 1997 in The Netherlands alleging infringement of the European equivalents of these patents.

4. The lawsuit filed on February 22, 1999, by ACS against Cordis in the United States District Court for the Northern District of California alleging infringement of several ACS patents by the Cordis CROWN stent.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings (Continued)

On February 7, 2000, Medtronic filed suit against the Company and CTS in the Northern District of California. The lawsuit alleges false advertising, unfair competition and patent infringement by Guidant and CTS for making, using and selling the VORTEX Stabilization System. In the lawsuit, Medtronic is seeking injunctive relief, damages, attorneys' fees and costs. On March 30, 2000, the Company and CTS filed an answer asserting invalidity and noninfringement of Medtronic's patents and filed a counterclaim alleging infringement of a CTS patent involving similar technology.

On December 24, 1996, certain entities affiliated with Telectronics Holdings Ltd. (the Telectronics Parties) and Pacesetter filed suit against the Company, CPI, GSC and Lilly in the United States District Court for the District of Minnesota alleging that the claims made in the State Court Case are subject to an arbitration provision in the license agreement entered into in 1994 among CPI, Lilly and the Telectronics Parties (Telectronics Agreement). In the lawsuit, the Telectronics Parties and Pacesetter are seeking declaratory and injunctive relief and an award of costs. On May 4, 1998, the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit) held that an arbitrator (rather than a court) should decide whether the disputes set forth in the State Court Case are subject to arbitration. On July 9, 1998, the Minnesota District Court entered an Order referring the matter to arbitration, subject to the qualification that "the arbitrator shall determine what role, if any, Pacesetter should have in the arbitration proceeding." The arbitrator subsequently ruled that Pacesetter was not a party to the arbitration. The Telectronics Parties and the Company have completed the procedures for selecting an arbitrator and have commenced the arbitration process. The arbitration began on April 17, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The following documents are filed as exhibits to this report:

                27.1  Financial Data Schedule

                99.1  Factors Possibly Affecting

                      Future Operating Results

(b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed no reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GUIDANT CORPORATION
                              -------------------
                              (Registrant)



Date  May 9, 2000           /s/ Keith E. Brauer
                              --------------------------------
                                Keith E. Brauer
                                Vice President, Finance and
                                Chief Financial Officer



Date  May 9, 2000           /s/ Michael A. Sherman
                              --------------------------------
                                Michael A. Sherman
                                Corporate Controller and
                                Chief Accounting Officer

                                 Exhibit List

               27.1  Financial Data Schedule

               99.1  Factors Possibly Affecting Future Operating Results