Form 10-Q
period 2000-06-30
GUIDANT CORP
filed 2000-08-07
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2000


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


Yes   X           No
    -----            -----



The number of shares of common stock outstanding as of July 31, 2000:

           Class                                 Number of Shares Outstanding
           -----                                 ----------------------------
           Common                                        306,871,119

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                      GUIDANT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per-share data)
                                   (unaudited)


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                            --------            --------
                                        2000      1999      2000        1999

Net sales                              $668.4    610.8    $1,299.1    $1,207.2

Cost of products sold                   162.3    160.1       303.1       308.8
                                        -----    -----    --------    --------

       Gross profit                     506.1    450.7       996.0       898.4

Research and development                 93.0     81.7       179.4       166.7
Purchased research and development       --       --          --          49.0
Sales, marketing, and administrative    191.9    174.8       377.5       351.4
Litigation settlement gain, net            --       --       (10.8)       --
Foundation contribution                    --       --        10.8        --
Interest, net                            15.4     15.0        28.8        27.1
Royalties, net                           14.5     12.0        28.5        26.0
Amortization                             11.4     10.7        22.9        19.4
Other, net                               (1.6)     6.3        (1.3)       (6.6)
                                       ------    -----    --------    --------


Income before income taxes and
   cumulative effect of change in
   accounting principle                 181.5    150.2       360.2       265.4

Income taxes                             57.2     58.6       117.1       122.2
                                       ------    -----    --------    --------

Income before cumulative effect of
   change in accounting principle       124.3     91.6       243.1       143.2

Cumulative effect of change in
   accounting principle, net             --       --          --          (3.3)
                                         --       --          --      --------

       Net income                      $124.3    $91.6    $  243.1    $  139.9
                                       ======    =====    ========    ========

Earnings per share - basic             $ 0.41    $0.30    $   0.81    $   0.47
                                       ======    =====    ========    ========

Earnings per share - assuming dilution $ 0.40    $0.29    $   0.78    $   0.45
                                       ======    =====    ========    ========



See notes to consolidated financial statements.
2

                      GUIDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)



                                                        JUNE 30,   DECEMBER 31,
                                                          2000        1999
                                                          ----        ----
                                                      (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                              $     58.5   $     27.8

Short-term investments                                        4.6         --

Accounts receivable, net of allowances
       of $16.1(2000) and $15.5(1999)                       568.9        476.2

Other receivables                                            14.7         16.5

Inventories                                                 235.5        242.7

Deferred income taxes                                       125.3        120.2

Impulse Dynamics Option                                     125.0         --

Prepaid expenses                                             32.2         32.7
                                                       ----------   ----------

       Total Current Assets                               1,164.7        916.1



OTHER ASSETS
Goodwill, net of allowances
       of $120.2(2000) and $105.6(1999)                     461.1        467.7

Other intangible assets, net of allowances
       of $39.6(2000) and $31.0(1999)                       198.0        199.7

Deferred income taxes                                        59.9         70.1

Investments                                                  46.8         46.8

Sundry                                                       38.1         35.3

Property and equipment, net of accumulated
       depreciation of $369.5 (2000) and
       $331.9 (1999)                                        529.7        514.5
                                                       ----------   ----------

                                                       $  2,498.3   $  2,250.2
                                                       ==========   ==========



See notes to consolidated financial statements.
3

                      GUIDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)


                                                        JUNE 30,   DECEMBER 31,
                                                          2000        1999
                                                       ----------- -----------
                                                       (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                       $     54.6   $     68.7

Employee compensation                                       101.6        108.6

Other liabilities                                           145.3        179.2

Income taxes payable                                         58.7         22.0

Current portion of long-term debt                           310.0        360.0
                                                       ----------   ----------
       Total Current Liabilities                            670.2        738.5


NONCURRENT LIABILITIES
Long-term debt                                              703.6        527.7

Other                                                       118.3        116.7
                                                       ----------   ----------
                                                            821.9        644.4

Commitments and contingencies

SHAREHOLDERS' EQUITY
       Common stock-no par value:
       Authorized shares: 1,000,000,000
       Issued shares:      307,453,000                      192.9        192.9

Additional paid-in capital                                  178.5        257.2

Retained earnings                                           775.4        532.2

Deferred cost, ESOP                                         (36.9)       (38.5)

Treasury stock, at cost:
       Shares:  941,757  (2000)
                616,968  (1999)                             (51.8)       (32.8)

Accumulated other comprehensive income                      (51.9)       (43.7)
                                                       ----------   ----------
                                                          1,006.2        867.3
                                                       ----------   ----------
                                                       $  2,498.3   $  2,250.2
                                                       ==========   ==========


See notes to consolidated financial statements.
4

                      GUIDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Dollars in millions)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                              --------
                                                          2000         1999
                                                          ----         ----
                                                             (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income                                        $    243.1   $    139.9

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                            42.7         39.8
     Amortization of intangible assets                       22.9         19.4
     Provision for inventory and other losses                19.8         16.5
     Purchased research and development                      --           49.0
     Other noncash expenses, net                             16.7         12.6
                                                       ----------   ----------
                                                            345.2        277.2
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivables, increase                                  (99.8)       (12.1)
     Inventories, increase                                  (15.3)       (21.9)
     Prepaid expenses and other assets, increase             (3.6)        (2.0)
     Accounts payable and accrued expenses,
        decrease                                            (20.0)       (38.0)
     Income taxes payable, increase                          37.3         86.8
     Other liabilities, decrease                            (29.5)        (8.6)
     Payable to Sulzer Medica                                --         (200.0)
                                                       ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   214.3         81.4

INVESTING ACTIVITIES:
     Additions of property and equipment, net               (66.3)       (89.6)
     Impulse Dynamics Option                               (125.0)        --
     Purchases of available-for-sale securities              (0.3)        (7.8)
     Sale/maturity of available-for-sale securities           3.1         19.4
     Additions of other assets, net                         (9.5)        (36.4)
     Acquisition, net of cash acquired                       --         (568.0)
                                                       ----------   ----------
NET CASH USED FOR INVESTING ACTIVITIES                     (198.0)      (682.4)

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                      --          346.4
     Increase in borrowings, net                            126.6        330.5
     Purchases of common stock and other capital
       transactions, net of tax                            (112.1)       (66.5)
                                                       ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    14.5        610.4

Effect of Exchange Rate Changes on Cash                      (0.1)        (2.2)
                                                       ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    30.7          7.2

Cash and Cash Equivalents at Beginning of Period             27.8         17.3
                                                       ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.            $     58.5   $     24.5
                                                       ==========   ==========

See notes to consolidated financial statements.
5

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

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                                   JUNE 30,     DECEMBER 31,
                                                    2000           1999
                                                   -------        -----
         Finished products                         $141.7         $135.1
         Work in process                             34.2           39.9
         Raw materials and supplies                  59.6           67.7
                                                   ------         ------
                                                   $235.5         $242.7
                                                   ======         ======

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)
                                   (unaudited)

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                              --------          -------
                                           2000     1999     2000     1999
                                          -------  -------  -------  -------
Income before cumulative effect of
   accounting change                      $ 124.3  $  91.6  $ 243.1  $ 143.2

Cumulative effect of accounting
  change, net                                --       --       --       (3.3)
                                          -------  -------  -------  -------
Net income                                $ 124.3  $  91.6  $ 243.1  $ 139.9
                                          =======  =======  =======  =======

Weighted-average common shares
  outstanding                              300.78   300.48   300.83   300.39

Effect of employee stock options             8.46    10.27     9.74    10.86
                                          -------  -------  -------  -------

Weighted-average common shares
   outstanding and assumed conversions     309.24   310.75   310.57   311.25
                                          =======  =======  =======  =======

EARNINGS PER SHARE - BASIC:

Income before cumulative effect of
   accounting change                      $  0.41  $  0.30  $  0.81  $  0.48

Cumulative effect of accounting
   change, net                               --       --      --       (0.01)
                                          -------  ------   -------  -------
       EARNINGS PER SHARE - BASIC         $  0.41  $  0.30  $  0.81  $  0.47
                                          =======  =======  =======  =======

EARNINGS PER SHARE - ASSUMING DILUTION:

Income before cumulative effect of
   accounting change                      $  0.40  $  0.29  $  0.78  $  0.46

Cumulative effect of accounting
   change, net                               --       --      --       (0.01)
                                          -------  -------  -------  -------
       EARNINGS PER SHARE - ASSUMING
         DILUTION                         $  0.40  $  0.29  $  0.78  $  0.45
                                          =======  =======  =======  =======

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. For the second quarter of 2000 and 1999, comprehensive income was $122.4 million and $86.3 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $234.9 million and $116.1 million, respectively.

NOTE 5 - SEGMENT INFORMATION

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,          JUNE 30,
GEOGRAPHIC INFORMATION:                   2000    1999      2000      1999
                                          ----    ----      ----      ----
NET SALES(1):
United States                           $ 480.4  $ 432.4  $  929.5  $  863.7
International                             188.0    178.4     369.6     343.5
                                        -------  -------  --------  --------

                                        $ 668.4  $ 610.8  $1,299.1  $1,207.2
                                        =======  =======  ========  ========

(1) Revenues are attributed to countries based on location of the customer.

                                             JUNE 30,       DECEMBER 31,
LONG-LIVED ASSETS:                            2000              1999
                                              ----              ----

United States                                $480.7            $467.6
International                                  49.0              46.9
                                             ------            ------
                                             $529.7            $514.5
                                             ======            ======


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
NET SALES OF CLASSES                        JUNE 30,           JUNE 30,
OF SIMILAR PRODUCTS:                     2000     1999      2000     1999
                                        -------  -------  --------  --------

Vascular intervention                   $ 322.0  $ 317.5  $  643.3  $  641.9
Cardiac rhythm management                 318.6    269.8     607.3     515.4
Cardiac & vascular surgery                 27.8     23.5      48.5      49.9
                                        -------  -------  --------  --------
                                        $ 668.4  $ 610.8  $1,299.1  $1,207.2
                                        =======  =======  ========  ========

NOTE 6 - TECHNOLOGY AGREEMENT

On April 3, 2000, Guidant signed a broad agreement with Johnson & Johnson that covers various technologies and patents. As part of the agreement, Guidant obtained an exclusive option from Impulse Dynamics, N.V. to acquire emerging cardiovascular technology for the treatment of heart failure. Under the terms of the agreement, Guidant paid Impulse Dynamics $125 million for the exclusive right to evaluate cardiovascular technology currently under development by Impulse Dynamics. This payment will be accounted for as a current asset until Guidant determines whether or not to proceed with the acquisition of the exclusive rights to this technology. If Guidant proceeds with that acquisition, additional payments would be approximately $300 million plus certain potential contingent payments. In addition, Guidant and Cordis Corporation (Cordis), a wholly owned subsidiary of Johnson & Johnson, have agreed to dismiss all current litigation between them and agree to resolve the remaining disputes in future arbitration proceedings. The arbitration process is scheduled to begin in October 2000 and the

                      GUIDANT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - TECHNOLOGY AGREEMENT (CONTINUED)

arbitration hearing is expected to take place in mid-2001. Also as part of this agreement, Cordis and Guidant received licenses to the other's patents involved in the disputes to ensure future product availability. Finally, the agreement establishes Cordis as a U.S. distributor of rapid-exchange balloon dilatation catheters supplied by Guidant.

NOTE 7 - CONTINGENCIES

The Company is a party to various legal actions which have arisen in the normal course of business. The following is a select listing of cases primarily in which Guidant is a defendant which are required to be disclosed under generally accepted accounting principles. A listing of additional cases in which Guidant is a plaintiff is available in the Company's most recent report on Form 10-K filed with the Securities and Exchange Commission as updated on subsequent filings on Form 10-Q.

On October 3, 1997, Cordis filed suit against the Company and Advanced Cardiovascular Systems, Inc. (ACS), the Company's wholly owned subsidiary, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes the "Palmaz/Schatz" patents owned by Cordis. In addition, on December 2, 1997, Cordis filed suit against ACS alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes the "Pinchuk" patents owned by Cordis. A separate lawsuit was also filed against the Company in December 1997 in The Netherlands alleging infringement of the European equivalents of these patents. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. As part of the agreement, the parties received licenses to the other's patents involved in the disputes. The arbitration proceedings will determine what, if any, payments need to be made. In the arbitration proceeding regarding the Palmaz/Schatz patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,102,417; 4,733,762; and 5,902,332. The timing of the arbitration hearing will depend on the timing of the lawsuits filed by Cordis against Boston Scientific Corporation and Medtronic AVE, Inc. on the Palmaz/Schatz patents. In the arbitration proceeding regarding the Pinchuk patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,156,612; 5,304,197; 5,449,371; and 5,738,653.
The arbitration process is scheduled to begin in October 2000 and the arbitration hearing is expected to take place in mid-2001.

On November 6, 1997, Medtronic, Inc., (Medtronic) filed suit against ACS in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS' and Guidant's motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was entered on January 12, 2000. Medtronic has appealed. Medtronic filed a second complaint alleging infringement of the same patent by the ACS MULTI-LINK OTW, the ACS MULTI-LINK RX DUET, the ACS MULTI-LINK OTW DUET, and SOLO Coronary Stents and MEGALINK Peripheral Stent. In this new complaint, as well as the complaint in the earlier action, Medtronic is seeking injunctive relief and monetary damages. In view of the appeal in the first lawsuit, the parties have agreed to a stay of the second lawsuit pending the outcome of the appeal.

On February 18, 1998, Arterial Vascular Engineering, Inc., (AVE) (n/k/a Medtronic AVE, Inc.) filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents owned by

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONTINGENCIES (CONTINUED)

Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate ACS stent patents asserted against Medtronic AVE. The trial is currently scheduled to commence in August 2001.

On December 29, 1998, SciMed Life Systems, Inc. (SciMed), a subsidiary of Boston Scientific Corporation (BSC), filed suit against the Company in The Hague, The Netherlands, alleging infringement of a European patent owned by SciMed by the ACS RX ECLIPSE Coronary Dilatation Catheter, ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS MULTI-LINK RX DUET Coronary Stent Systems. On January 13, 1999, SciMed also filed suit against the Company, ACS, and Guidant Sales Corporation (GSC), a wholly owned subsidiary of the Company, in the Northern District of California alleging that the same coronary stent systems infringe certain of SciMed's U.S. patents. On May 17, 2000, the Company and BSC agreed on a settlement structure covering all patent litigation pending between the two companies. As a result, both of these cases have been dismissed with prejudice by BSC. In addition, in a lawsuit originally filed against ACS on May 31, 1994, SciMed alleged that the ACS RX ELIPSE coronary dilatation catheter and the ACS RX MULTILINK coronary stent system infringe certain patents owned by SciMed. On June 15, 1999, the Court entered an order granting a motion for summary judgment of non-infringement in favor of ACS. SciMed appealed this decision. This case is also covered by the settlement between the parties. However, the parties have agreed that the appeal will continue and there may be a payment required based on the outcome of the appeal. The payment, if any, will not be material.

On March 31, 1999, Pacesetter, Inc., filed suit against GSC and Cardiac Pacemakers, Inc. (CPI), a wholly owned subsidiary of the Company, in the Central District of California, alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

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

Further, additional claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk-management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

On November 26, 1996, the Company, CPI, GSC, and Lilly filed a patent infringement suit against St. Jude Medical, Inc. and its subsidiaries, Pacesetter, Inc. and Ventritex, Inc. (collectively, "St. Jude"), in the United States District Court for the Southern District of Indiana (the "Indiana Action"). In the complaint, as amended, the Company alleges that all of St. Jude's defibrillator products are the

                      GUIDANT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONTINGENCIES (CONTINUED)

same or similar to certain Ventritex devices which Ventritex admitted infringed valid, enforceable claims of certain fundamental U.S. defibrillator patents licensed to CPI. Among other defenses to this action, St. Jude claimed that it had a license to these patents because it acquired, in 1996, certain assets or stock of several Telectronics companies, including rights under a license agreement (the "Telectronics Agreement") entered into in 1994 among CPI, Lilly, and certain entities affiliated with Telectronics Holdings Ltd. (Telectronics). The Company asserted that licensing rights under the Telectronics Agreement did not transfer to St. Jude, and the purported transfer of the Telectronics Agreement to St. Jude was null and void under the terms of the Telectronics Agreement.

On December 24, 1996, Telectronics and Pacesetter filed suit against the Company, CPI, GSC, and Lilly in the United States District Court for the District of Minnesota alleging that the question of the validity of the purported transfer of Telectronics Agreement should be resolved pursuant to an arbitration provision in the Telectronics Agreement. On July 9, 1998, the Minnesota District Court entered an order referring the matter to arbitration and, as a result, the question of the validity of the purported transfer of the Telectronics Agreement was arbitrated in a proceeding involving the Company, CPI, GSC, Lilly, and Telectronics. The Indiana Action was stayed to allow the arbitrator to rule on this transfer question.

On July 10, 2000, the arbitrator determined in a Final Award that St. Jude's 1996 acquisition of certain Telectronics' assets and stock did not satisfy the transfer requirements of the License Agreement, and that the purported transfer of the Telectronics Agreement to St. Jude was null and void. The Company will now pursue its patent infringement claims against St. Jude's defibrillator products in the Indiana Action. The complaint seeks an injunction against further sales of infringing defibrillator products, damages for past sales, and a finding of willful infringement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Guidant Corporation (Guidant or the Company) is a global company that designs, develops, manufactures, and markets a broad range of innovative, high-quality therapeutic medical devices for the treatment of cardiovascular and vascular diseases. Guidant is a leader in the medical device industry and offers: i) peripheral and coronary stents, coronary balloon dilatation catheters, and related accessories; ii) automatic implantable cardioverter defibrillator (AICD) systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) a full line of implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable resynchronization therapy for the treatment of heart failure; v) products for use in minimally invasive vascular surgeries, including the treatment of abdominal aortic aneurysms (AAA); and vi) products for use in minimally invasive cardiac surgeries, and products to perform cardiac artery bypass grafting (CABG) on a beating heart. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

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

The following tables are summaries of the Company's net sales and major costs and expenses excluding the impact of special items. For purposes of analysis the Company employs a concept of operating income, which is defined as gross profit less research and development and sales, marketing, and administrative expenses, excluding special items.

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                          --------             -------
                                       2000     1999        2000      1999
                                       ----     ----        ----      ----
                                             (Dollars in millions)
                                                  (unaudited)

Total net sales                     $ 668.4  $ 610.8    $1,299.1  $1,207.2

Cost of products sold                 162.3    149.1       303.1     290.9
                                    -------  -------    --------  --------
     Gross profit                     506.1    461.7       996.0     916.3

Research and development               93.0     81.2       179.4     165.7
Sales, marketing, and administrative  191.9    173.3       377.5     349.0
                                    -------  -------    --------  --------
                                      284.9    254.5       556.9     514.7

Operating income                    $ 221.2  $ 207.2(1) $  439.1  $  401.6(1)
                                    =======  =======    ========  ========



                                             AS A PERCENT OF NET SALES
                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                          --------              --------
                                     2000     1999        2000      1999
                                     ----     ----        ----      ----

Total net sales                       100.0%   100.0%      100.0%    100.0%

Cost of products sold                  24.3     24.4        23.3      24.1
                                    -------  -------    --------  --------

     Gross profit                      75.7     75.6        76.7      75.9

Research and development               13.9     13.3        13.8      13.7
Sales, marketing, and administrative   28.7     28.4        29.1      28.9
                                    -------  -------    --------  --------
                                       42.6     41.7        42.9      42.6

Operating income                       33.1%    33.9%(1)    33.8%     33.3%(1)
                                    =======  =======    ========  ========


(1)Excludes purchased research and development charge of $49.0 million. Also excludes the impact of stay-pay and the purchase accounting write-up of acquired Intermedics inventory sold for a total of $13.0 million and $21.3 million for the three and six month periods ended June 30, 1999, respectively. Therefore, the cost of products sold, gross profit, research and development, and sales, marketing, and administrative lines displayed above do not agree to the reported consolidated statement of income presentation for 1999.

OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 2000

The Company had worldwide net sales of $668.4 million for the three months ended June 30, 2000, reflecting an increase of $57.6 million or 9% over 1999. Growth in unit volume of 13% increased net sales, while price declines and fluctuations in foreign currency exchange rates decreased net sales 3% and 1%, respectively.

Sales for the six months ended June 30, 2000, of $1,299.1 million, increased $91.9 million or 8% over the same period in 1999. Unit volume growth of 12% was offset by price declines of 3% and unfavorable foreign currency exchange rate impact of 1%.

Sales growth in both periods was driven by AICDs and pacemakers, offset somewhat by a decline in stent revenues in the U.S. and the sale of the general surgery product line in July 1999. General surgery product sales were $11.9 million and $27.6 million for the three and six month periods ended June 30, 1999, respectively. Emerging products accounted for 40% of the growth in the second quarter of 2000 as compared to the second quarter of 1999. Emerging products include treatments for AAA, heart failure, peripheral vascular disease, and products for beating heart bypass. Excluding unfavorable exchange rate impact and 1999 revenues from general surgery, revenue growth in the second quarter of 2000 over the second quarter of 1999 would have totaled 13%. Revenue growth for the six months ended June 30, 2000 would have totaled 11% calculated the same way.

AICD systems sales of $180.9 million grew 26.9% for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. For the six months ended June 30, 2000, AICD system sales were $340.5 million, representing growth of $58.5 million or 20.7% over the first six months of 1999. Growth in both periods is due to the market launch of the VENTAK PRIZM in the U.S. in February 2000. The VENTAK PRIZM is the smallest dual-chamber implantable defibrillator commercially available with a unique pacemaker-like shape and six-year longevity.

Pacemaker product sales were $137.8 million for the three months ended June 30, 2000, compared to $127.2 million for the three months ended June 30, 1999. United States and international sales of these products increased 8.9% and 7.1%, respectively, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. Sales of these products for the first half of 2000 were $267.0 million compared to $233.3 million in the first half of 1999, representing growth of 14.4%. The first half of 1999 reflects the impact of the Intermedics acquisition for only five months, as that transaction was completed February 1, 1999, and was accounted for using the purchase method of accounting. In addition, pacemaker sales growth in both periods was driven by the DISCOVERY and PULSAR MAX families of pacing devices. On January 12, 2000, Guidant released the next generation in pacemaker devices, the PULSAR MAX II and the DISCOVERY II, in Europe. Guidant received approval to market the DISCOVERY II in the U.S. on March 10, 2000.

Sales of coronary stents in the United States during the three months ended June 30, 2000, were $165.8 million compared to $174.5 million during the same period in 1999. Stent unit growth in the U.S. of 3% was offset by a decline in average selling price of 8% from the quarter ended June 30, 1999, which is in line with recent trends. International sales of these products during the second quarter of 2000 were $58.1 million compared to $57.8 million during the second quarter of 1999. International unit growth of 11% was offset by price declines of 9% and a 1% foreign exchange rate impact. The unit growth in Europe reflects the release of the MULTI-LINK TETRA Coronary Stent System in Europe which was fully launched in June of 2000. The TETRA incorporates Guidant's Variable Thickness Strut technology (patent pending) which is designed to provide enhanced flexibility, deliverability and surface area coverage while maintaining radial strength. As a result of market acceptance of the TETRA, June represented an all-time record European stent sales month on an average daily unit sales basis. Worldwide stent revenues were $451.3 million for the six months ended June 30, 2000, as compared to $474.0 million for the six months ended June 30, 1999. Unit growth for the six months ended June 30, 2000, of 5% was offset by price declines of 10%. Management anticipates that U.S. sales of stents in the third quarter of 2000 could be negatively impacted by potential customer inventory reductions related to the anticipated launch of the TETRA in the U.S. in the fourth quarter, normal seasonality, and competition. Due to these factors, management estimates that third quarter of 2000 stent revenues will be less than the second quarter of 2000.

Angioplasty sales of $88.3 million increased 9.4% for the three month period ending June 30, 2000, as compared to June 30, 1999, driven by growth internationally, particularly in Japan. Angioplasty sales for the six months ended June 30, 2000, were $173.8 million and an increase of 8.6% from the same period in 1999. Guidant launched the CROSSAIL Coronary Dilatation Catheter in Europe and other markets outside the U.S. on March 23, 2000. The CROSSAIL offers the smallest profile of any rapid exchange dilatation catheter currently available. Guidant received approval to market the CROSSAIL in Japan on May 31, 2000, and in the U.S. on June 28, 2000.

Sales of Guidant's ANCURE system and accessories were $12.1 million in the second quarter of 2000 compared to $7.3 million in the first quarter of 2000. Guidant's ANCURE system received FDA approval in September 1999, providing a less-invasive approach for treating AAA. The ANCURE has precisely positioned hooks and a one-piece polyester body that allows the implant to adapt to changes that occur over time within the aorta, while maintaining the implant's original position. Over 450 vascular surgery centers and 1,000 physicians are now trained in the use of the ANCURE product line. For the six months ended June 30, 2000, ANCURE sales were $19.4 million.

Sales of cardiac surgery products were $15.2 million in the second quarter of 2000 as compared to $10.7 million in the second quarter of 1999. For the first six months of 2000 these sales were $28.3 million as compared to $20.4 million in the first six months of 1999. Cardiac surgery sales include the VASOVIEW UNIPORT PLUS Endoscopic Vessel Harvesting System and products produced by CardioThoracic Systems, Inc. (CTS). CTS was acquired in a pooling of interests transaction on November 15, 1999. CTS introduced the VORTEX Stabilization System during the first quarter of 2000 which is designed to enable the physician to immobilize a portion of a coronary artery while performing beating heart bypass. Beating heart procedures potentially reduce post-operative hospital stay, cost and surgical complications, while preserving the clinical outcomes associated with conventional surgery.

Although it did not have a significant impact on revenues, Guidant announced CE Mark and launch in Europe of its GALILEO Intravascular Radiotherapy System on May 9, 2000. GALILEO is an intravascular, beta-radiation treatment for coronary artery disease, and represents part of the technology acquired from NeoCardia in 1997.

For the quarter ended June 30, 2000, cost of products sold represents 24.3% of net sales. Cost of products sold for the quarter ended June 30, 1999, includes the impact of purchase accounting adjustments related to the write-up of acquired Intermedics inventory and the impact of stay-pay for Intermedics manufacturing personnel during the shut-down of the acquired facilities. The impact of these two items was $11.0 million during the second quarter of 1999. Cost of products sold, as adjusted to exclude these two items, represented 24.4% of net sales for the quarter ended June 30, 1999. For the quarter ended March 31, 2000, cost of products sold represented 22.3% of net sales. The increase in cost of products sold as a percentage of net sales as compared to the first quarter of 2000 is primarily a result of a return to normal production in the second quarter of 2000 after the PRIZM and TRISTAR launches in the first quarter of 2000. Cost of products sold as a percentage of net sales was 23.3% for the first six months of 2000 as compared to 24.1% for the first six months of 1999, excluding stay-pay and the impact of purchase accounting adjustments for 1999. The improvement in cost of products sold as a percentage of net sales for the six months ended June 30, 2000, as compared to June 30, 1999, is a result of the lower overall production costs for pacemakers and defibrillators in the first quarter of 2000.

The Company continued to invest aggressively in research and development. Research and development expense was $93.0 million in the second quarter of 2000 or 13.9% of sales as compared to $81.2 million in the second quarter of 1999 or 13.3% of sales. Research and development spending for the six months ended June 30, 2000, and June 30, 1999, was $179.4 million and $165.7 million, respectively. The 1999 research and development spending excludes stay-pay and a $49 million pre-tax charge related to the appraised value of in-process research and development for the Intermedics acquisition. Research and development spending in 2000 includes: (i) development of implantable resynchronization therapy for the treatment of heart failure; (ii) development of treatments for atrial arrhythmias; (iii) development of radiotherapy devices for coronary and peripheral restenosis; (iv) research related to local drug delivery efforts; (v) research on future generations of current products such as PRIZM II; and (vi) development of peripheral stents, balloons, guidewires, embolic protection devices, and other devices used to treat peripheral vascular disease, including carotid occlusions. The Company intends to continue its aggressive research and development spending to maintain its commitment to bring new technologies to the market and provide cost-effective therapies to treat cardiovascular and vascular diseases.

Sales, marketing, and administrative expenses increased $18.6 million or 10.7% for the three months ended June 30, 2000, compared to the same period in 1999, excluding stay-pay in 1999. These expenses for the six months ended June 30, 2000, increased by $28.5 million or 8.2% over the six months ended June 30, 1999, excluding stay-pay in 1999. This increase in spending in both periods was primarily due to: (i) investment in the United States sales organization and
(ii) increased legal costs associated with various litigation. Also impacting the six months ended June 30, 2000, was product launch costs associated with the launch of the PRIZM and TRISTAR in the first quarter of 2000.

Operating income for the quarter ended June 30, 2000, as previously defined, was $221.2 million as compared to $207.2 million for the quarter ended June 30, 1999. This improvement of 6.8% was driven by sales growth of 9.4% offset by growth in operating expenses including growth in research and development of 14.5% and sales, marketing, and administrative growth of 10.7%. For the six months ended June 30, 2000, operating income of $439.1 million grew $37.5 million or 9.3% over the six months ended June 30, 1999. For the six months ended June 30, 2000, sales growth of 7.6% drove operating income growth as well as slower growth in cost of products sold and controlled growth in operating expenses.

Net other expenses for the second quarter of 2000 were $39.7 million which includes interest, royalties, amortization, and other. Net other expenses for the quarter ended June 30, 1999, were $44.0 million. This decrease in net other expenses of $4.3 million predominantly relates to higher miscellaneous expenses in 1999. For the six months ended June 30, 2000, net other expenses were $78.9 million. Net other expenses, excluding a $14.4 million non-cash gain on an equity investment, were $80.3 million for the six months ended June 30, 1999.

Without considering the effect of the special charges in 1999, the effective income tax rates for the quarters ended June 30, 2000, and 1999, were 31.5% and 37.4%, respectively. For the six months ended June 30, 2000, and 1999, the as adjusted effective tax rates were 32.5% and 37.6%, respectively. This improvement in the as adjusted tax rate reflects the benefit of increased overseas manufacturing and the fact that CTS losses were not deductible in the first half of 1999. CTS was acquired in the fourth quarter of 1999 in a tax-free stock-for-stock transaction. The second quarter of 2000 reflects an adjustment for a change in forecasted overseas manufacturing. Management currently estimates that the 2000 effective tax rate will remain at 32.5%.

Net income and earnings per share, assuming dilution, were $124.3 million and $0.40, respectively, for the second quarter of 2000. Net income and earnings per share for the quarter ended June 30, 1999, excluding the impact of the special items, were $102.2 million and $0.33 per share, assuming dilution. This represents an increase in adjusted net income of $22.1 million or 21.6% and is a result of the growth in operating income, a decrease in net other expenses, and the decrease in the effective tax rate. Reported net income for the quarter ended June 30, 1999, was $91.6 million.

Net income and earnings per share, assuming dilution, were $243.1 million and $0.78, respectively, for the six months ended June 30, 2000. This reflects an increase of $42.6 million or 21.2% over the as adjusted net income for the first six months of 1999 due to the same factors discussed above. Reported net income in 1999 also includes the net impact of $3.3 million for the cumulative effect of a change in accounting principle, net of income taxes.

LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows which were more than sufficient to fund operations during the six months ended June 30, 2000. Cash and cash equivalents were $58.5 million at June 30, 2000, an increase of $30.7 million over December 31, 1999.

Working capital of $494.5 million at June 30, 2000, increased by $316.9 million from the prior year-end level. The increase is attributable to the acquisition of the Impulse Dynamics option; an increase in accounts receivable of $92.7 million related to sales growth; the increase in cash of $30.7 million; a decrease in other current liabilities related to payments associated with the Intermedics and CTS acquisitions; and a decrease in the portion of borrowings classified as short-term. The current ratio at June 30, 2000, was 1.7:1 compared to 1.2:1 at December 31, 1999. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $198 million for the six months ended June 30, 2000, compared to $682.4 million for the same period in 1999. The acquisition of Intermedics net of cash acquired was a $568 million use of cash in the first half of 1999. The payment of the Intermedics litigation settlement of $200 million in the first quarter of 1999 is included in operating activities. Net additions of property and equipment of $66.3 million for the six months ended June 30, 2000, compared to $89.6 million for the same period in 1999, were also a significant use of cash for investing activities during both periods.

Net cash provided by financing activities totaled $14.5 million for the six months ended June 30, 2000. This reflects $112.1 million of cash outlays under the Company's systematic stock repurchase program used to offset dilution resulting from issuance of stock under employee stock option and award plans. This amount is net of proceeds received upon exercise and the tax benefit to Guidant. During the first half of 2000, approximately 3.5 million shares were repurchased at an average price of $60.51. During the first half of 1999, approximately 2 million shares were purchased at an average price of $56.57.

Net proceeds of $346.4 million were received from the issuance of seven year, 6.15% long-term notes in the first quarter of 1999. In addition, commercial paper was issued to finance the acquisition of Intermedics on February 1, 1999.

At June 30, 2000, the Company had outstanding borrowings of $1,013.6 million at a weighted average interest rate of 6.60% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $850 million. There are currently no outstanding borrowings under these facilities. The Company expects that approximately $357 million of commercial paper borrowings will remain outstanding for the next twelve months and, as a result, has classified this amount as long-term at June 30, 2000.

The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The Company also expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $175 million in 2000, primarily due to continued investment in the Company's U.S. manufacturing and administrative facilities. On April 3, 2000, the Company signed an agreement with Johnson & Johnson covering various technologies and patents. As a result of this agreement, Guidant paid $125 million for the exclusive right to evaluate cardiovascular technology currently under development by Impulse Dynamics. If Guidant chooses to acquire the rights to this technology, additional payments would be approximately $300 million plus potential contingent payments. Guidant's credit facilities provide sufficient flexibility that any remaining payments, if the transaction is consummated, could be financed through issuing additional debt. Or, the Company could finance the potential transaction through a combination of debt, equity, and equity-linked securities. The initial $125 million payment was financed through the issuance of commercial paper and has been recorded in the second quarter of 2000 as a current asset.

The Company has recognized net deferred tax assets aggregating $185.2 million at June 30, 2000, compared to $190.3 million at December 31, 1999. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

On June 15, 2000, Medtronic and Medtronic USA, Inc., a wholly owned subsidiary of Medtronic, filed a declaratory judgment action against the Company and CPI in the United States District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI's patents for atrial fibrillation technology or that these patents are not valid. The Company has filed a motion to dismiss the action.

On May 17, 2000, the Company and BSC agreed on a settlement structure covering all patent litigation pending between the two companies. The parties agreed to dismiss the following lawsuits:

1. The lawsuits filed on October 10, 1995, and March 12, 1996, by ACS, a wholly-owned subsidiary of the Company, against SciMed, a subsidiary of BSC, in the Northern District of California alleging that the SciMed Express Plus and Express Plus II coronary dilatation catheters infringe certain patents of ACS.

2. The lawsuit filed on March 12, 1996, by ACS against SciMed in the Northern District of California alleging that SciMed's Trio/Bandit line of coronary dilatation catheters infringes a patent of ACS.

3. The lawsuit filed on September 17, 1999, by ACS against SciMed and BSC in the Northern District of California alleging that the SciMed Rebel rapid exchange coronary dilatation catheter infringes certain patents of ACS.

4. The lawsuit filed on December 29, 1998, by SciMed against the Company in The Hague, The Netherlands alleging that the ACS RX ELIPSE Coronary Dilatation Catheter and the ACS RX MULTI-LINK, ACS RX MULTI-LINK HP, and ACS RX DUET Coronary Stent Systems infringe a European Patent owned by SciMed.

5. The lawsuit filed on January 13, 1999, by SciMed against the Company, ACS, and GSC in the Northern District of California alleging that ACS' RX MULTI-LINK, RX MULTI-LINK HP, and MULTI-LINK RX DUET Coronary Stent Systems infringe certain SciMed patents.

Additionally, the companies agreed to specified financial terms depending upon the outcome of appeals pending in the following lawsuits:

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings (Continued)

1. The lawsuit filed on August 12, 1998, by ACS and GSC against SciMed and BSC in the Southern District of Indiana alleging that SciMed's NIR Stent infringes certain patents. In the lawsuit ACS is seeking injunctive relief and monetary damages. On June 28, 2000, the court granted BSC's and SciMed's motion for summary judgment of non-infringement and entered a final judgment dismissing the case. The Company has appealed this decision.

2. The lawsuit originally filed on May 31, 1994, by SciMed against ACS in the Northern District of California alleging that the ACS RX ELIPSE Coronary Dilatation Catheter infringes certain patents of SciMed. SciMed subsequently amended the complaint to allege infringement by the ACS RX MULTI-LINK Coronary Stent System. SciMed has appealed the court's order granting ACS' motion for summary judgment of non-infringement.

On November 26, 1996, the Company, CPI, GSC, and Lilly filed a patent infringement suit against St. Jude Medical, Inc. and its subsidiaries, Pacesetter, Inc. and Ventritex, Inc. (collectively, "St. Jude"), in the United States District Court for the Southern District of Indiana (the "Indiana Action"). In the complaint, as amended, the Company alleges that all of St. Jude's defibrillator products are the same or similar to certain Ventritex devices which Ventritex admitted infringed valid, enforceable claims of certain fundamental U.S. defibrillator patents licensed to CPI. Among other defenses to this action, St. Jude claimed that it had a license to these patents because it acquired, in 1996, certain assets or stock of several Telectronics companies, including rights under a license agreement (the "Telectronics Agreement") entered into in 1994 among CPI, Lilly, and certain entities affiliated with Telectronics Holdings Ltd. (Telectronics). The Company asserted that licensing rights under the Telectronics Agreement did not transfer to St. Jude, and the purported transfer of the Telectronics Agreement to St. Jude was null and void under the terms of the Telectronics Agreement.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings (Continued)

On December 24, 1996, Telectronics and Pacesetter filed suit against the Company, CPI, GSC, and Lilly in the United States District Court for the District of Minnesota alleging that the question of the validity of the purported transfer of Telectronics Agreement should be resolved pursuant to an arbitration provision in the Telectronics Agreement. On July 9, 1998, the Minnesota District Court entered an order referring the matter to arbitration and, as a result, the question of the validity of the purported transfer of the Telectronics Agreement was arbitrated in a proceeding involving the Company, CPI, GSC, Lilly, and Telectronics. The Indiana Action was stayed to allow the arbitrator to rule on this transfer question.

On July 10, 2000, the arbitrator determined in a Final Award that St. Jude's 1996 acquisition of certain Telectronics' assets and stock did not satisfy the transfer requirements of the License Agreement, and that the purported transfer of the Telectronics Agreement to St. Jude was null and void. The Company will now pursue its patent infringement claims against St. Jude's defibrillator products in the Indiana Action. The complaint seeks an injunction against further sales of infringing defibrillator products, damages for past sales, and a finding of willful infringement.

On June 4, 1996, General Surgical Innovations, Inc. (GSI) filed suit against Origin Medsystems, Inc. (Origin), a wholly-owned subsidiary of the Company, in the Northern District of California alleging that Origin's VASOVIEW Balloon Dissection System, Preperitoneal Distention Balloon Systems, and Extraview Balloon Systems infringe a patent owned by GSI. GSI's motion for summary judgment of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages. On February 8, 1999, the jury held the patent was valid, that Origin's infringement of the patent was willful, and awarded GSI approximately $12.9 million in damages, which the Company has accrued. GSI filed post-trial motions seeking injunctive relief, enhancement of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorney's fees. By an order and judgment entered on April 16, 1999, the court declined GSI's requests to enhance damages and to declare the case exceptional. The court issued an

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings (Continued)

injunction, enjoining sales of the accused Origin products for use in the United States. Origin appealed the issues of infringement and willfulness, and GSI appealed the issues of infringement, enhanced damages and attorney's fees. On July 10, 2000, the Federal Circuit Court of Appeals vacated the infringement and willful infringement determinations and denied GSI's appeal to enhance damages and remanded the case to the district court for further proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Company's Annual Meeting of Shareholders was held on May 15, 2000.

         (b) At the meeting, the following directors were re-elected to three year terms:
              J.M. Cornelius
              M. Grobstein
              M. Novitch
              E.L. Step

In addition, the following directors continue in office for terms ending in the year indicated:

              K.B. Clark - 2001
              M.A. Cox, Jr. - 2001
              R.W. Dollens - 2001
              E.C. Falla - 2001
              J.B. King - 2002
              S.B. King - 2002
              J.K. Moore - 2002
              R.E. Wager - 2002

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.(Continued)

         (c)      The following matters were voted on at the meeting:

Election of Directors:

         Name                      For                            Withheld
         ----                      ---                            --------
         J.M. Cornelius            223,041,034                    47,901,529
         M. Grobstein              267,735,194                    3,207,369
         M. Novitch                267,751,444                    3,191,119
         E.L. Step                 257,511,639                    13,430,924

Ratification of appointment of Ernst & Young LLP as Independent Auditors:

         For                       Against                        Abstain
         ---                       -------                        -------
         270,019,406               306,848                        616,309

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  The following documents are filed as exhibits to this report:
                  3        By-Laws

                  10 Master License Agreement dated April 3, 2000, by and among Cordis Corporation, Guidant
                           Corporation, and their respective affiliates
                           [Portions of the Agreement have been omitted pursuant to a request for confidential treatment.]

                  27       Financial Data Schedule

                  99       Factors Possibly Affecting
                           Future Operating Results

(b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  GUIDANT CORPORATION
                                  (Registrant)




Date      August 7, 2000          /s/Keith E. Brauer
                                  -----------------------------------
                                  Keith E. Brauer
                                  Vice President, Finance and
                                  Chief Financial Officer





Date      August 7, 2000          /s/Michael A. Sherman
                                  -----------------------------------
                                  Michael A. Sherman
                                  Corporate Controller and
                                  Chief Accounting Officer

                                  Exhibit List


                  3        By-Laws

                  10 Master License Agreement dated April 3, 2000, by and among Cordis Corporation, Guidant
                           Corporation, and their respective affiliates
                           [Portions of the Agreement have been omitted pursuant to a request for confidential treatment.]


                  27       Financial Data Schedule

                  99       Factors Possibly Affecting
                           Future Operating Results


28