Form 10-Q
period 2000-09-30
GUIDANT CORP
filed 2000-11-14
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2000


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


Yes   X           No
    -----            -----



The number of shares of common stock outstanding as of November 7, 2000:

        Class                                 Number of Shares Outstanding
        -----                                 ----------------------------
        Common                                          307,721,835

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                      GUIDANT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per-share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                ----------------------------     ------------------------
                                                    2000             1999           2000           1999
Net sales.......................................   $600.8           $569.0       $1,899.9       $1,776.2

Cost of products sold...........................    149.2            143.7          452.3          452.5
                                                    -----            -----          -----          -----

       Gross profit.............................    451.6            425.3        1,447.6        1,323.7

Research and development........................     85.6             76.5          265.0          243.2
Purchased research and development..............     --               --             --             49.0
Sales, marketing, and administrative............    173.4            169.7          550.9          521.1
Litigation, net.................................    (12.9)            --            (23.7)            --
Foundation contribution.........................     --               20.2           10.8           20.2
Interest, net...................................     14.0             14.6           42.8           41.7
Royalties, net..................................     10.3              7.3           38.8           33.3
Amortization....................................     10.3             10.9           33.2           30.3
Other, net......................................     (7.1)             0.2           (8.4)          (6.4)
                                                    ------           -----        --------       --------

Income before income taxes and cumulative
   effect of change in accounting principle ....    178.0            125.9          538.2          391.3

Income taxes....................................     55.2             20.1          172.3          142.3
                                                    -----            -----        -------        -------

Income before cumulative effect of change
   in accounting principle .....................    122.8            105.8          365.9          249.0

Cumulative effect of change in accounting
   principle, net ..............................     --               --              --            (3.3)
                                                    ------           -----        --------       --------

       Net income...............................   $122.8           $105.8         $365.9         $245.7
                                                   ======           ======         ======         ======

Earnings per share - basic......................    $0.41            $0.35          $1.22          $0.82
                                                    =====            =====          =====          =====

Earnings per share - assuming dilution..........    $0.40            $0.34          $1.18          $0.79
                                                    =====            =====          =====          =====




See notes to consolidated financial statements.

                      GUIDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)


                                                      SEPTEMBER 30,          DECEMBER 31,
                                                          2000                   1999
                                                  -------------------     ------------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents.......................         $80.6                  $27.8

Short-term investments..........................           4.6                    --

Accounts receivable, net of allowances
       of $16.3(2000) and $15.5(1999)...........         550.0                  476.2

Other receivables...............................          20.6                   16.5

Inventories.....................................         220.6                  242.7

Deferred income taxes...........................         116.2                  120.2

Impulse Dynamics option.........................         125.0                   --

Prepaid expenses................................          35.3                   32.7
                                                          ----                   ----

       Total Current Assets.....................       1,152.9                  916.1



OTHER ASSETS
Goodwill, net of allowances
       of $126.1(2000) and $105.6(1999).........         453.8                  467.7

Other intangible assets, net of allowances
       of $43.6(2000) and $31.0(1999)...........         193.7                  199.7

Deferred income taxes ..........................          52.8                   70.1

Investments.....................................          51.9                   46.8

Sundry .........................................          38.6                   35.3

Property and equipment, net of accumulated
       depreciation of $391.0 (2000) and
       $331.9 (1999)............................         546.8                  514.5
                                                         -----                  -----

                                                      $2,490.5               $2,250.2
                                                      ========               ========



See notes to consolidated financial statements.

                      GUIDANT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                     2000                   1999
                                                                             -------------------     ------------------
                                                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.......................................................             $58.8                  $68.7

Employee compensation..................................................             113.7                  108.6

Other liabilities......................................................             127.6                  179.2

Income taxes payable...................................................              50.5                   22.0

Current portion of long-term debt......................................             460.0                  360.0
                                                                                    -----                  -----

       Total Current Liabilities.......................................             810.6                  738.5


NONCURRENT LIABILITIES
Long-term debt.........................................................             430.6                  527.7

Other  ................................................................             105.5                  116.7
                                                                                    -----                  -----

                                                                                    536.1                  644.4

Commitments and contingencies

SHAREHOLDERS' EQUITY Common stock-no par value:
       Authorized shares:    1,000,000,000
       Issued shares:        307,601,000 (2000)                                     197.4                  192.9
                             307,456,000 (1999)

Additional paid-in capital.............................................             150.5                  257.2

Retained earnings......................................................             898.2                  532.2

Deferred cost, ESOP....................................................             (36.2)                 (38.5)

Treasury stock, at cost:
       Shares:  616,968................................................              --                    (32.8)

Accumulated other comprehensive income ................................             (66.1)                 (43.7)
                                                                                    ------                 ------

                                                                                  1,143.8                  867.3
                                                                                  -------                  -----

                                                                                 $2,490.5               $2,250.2
                                                                                 ========               ========


See notes to consolidated financial statements.

                      GUIDANT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Dollars in millions)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                          -------------
                                                                     2000                   1999
                                                                     ----                   ----
                                                                            (unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income.........................................            $365.9                $245.7

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation.......................................              65.5                  59.8
     Amortization of intangible assets..................              33.2                  30.3
     Provision for inventory and other losses...........              29.2                  25.3
     Purchased research and development.................               --                   49.0
     Other noncash expenses, net........................              43.0                  39.3
                                                                      ----                  ----
                                                                     536.8                 449.4
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivables, increase..............................             (98.0)                (16.4)
     Inventories, increase..............................             (13.3)                (18.0)
     Prepaid expenses and other assets, increase........              (9.1)                 (1.7)
     Accounts payable and accrued expenses,
        decrease........................................              (1.9)                (48.4)
     Income taxes payable, increase ....................             101.2                 124.2
     Other liabilities, decrease........................             (57.6)                (28.3)
     Payable to Sulzer Medica...........................              --                  (200.0)
                                                                    -------               -------

NET CASH PROVIDED BY OPERATING ACTIVITIES...............             458.1                 260.8

INVESTING ACTIVITIES:
     Additions of property and equipment, net...........            (109.5)               (129.2)
     Impulse Dynamics Option............................            (125.0)                 --
     Purchases of available-for-sale securities.........              (3.2)                (10.3)
     Sale/maturity of available-for-sale securities.....               3.1                  27.3
     Additions of other assets, net.....................              (8.2)                (35.3)
     Acquisition, net of cash acquired..................              --                  (539.2)
                                                                    -------               -------

NET CASH USED FOR INVESTING ACTIVITIES..................            (242.8)               (686.7)

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings.................               --                  346.4
     Increase in borrowings, net........................               4.3                 207.4
     Purchases of common stock and other capital
       transactions, net of tax.........................            (162.9)               (111.8)
                                                                    -------               -------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....            (158.6)                442.0

Effect of Exchange Rate Changes on Cash.................              (3.9)                 (1.5)
                                                                      -----                 -----

NET INCREASE IN CASH AND CASH EQUIVALENTS...............              52.8                  14.6

Cash and Cash Equivalents at Beginning of Period........              27.8                  17.3
                                                                      ----                  ----

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............             $80.6                 $31.9
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

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                      SEPTEMBER 30,          DECEMBER 31,
                                          2000                   1999
                                      -------------          ------------
       Finished products                 $135.5                 $135.1
       Work in process                     33.6                   39.9
       Raw materials and supplies          51.5                   67.7
                                         ------                 ------
                                         $220.6                 $242.7
                                         ======                 ======

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)
                                   (unaudited)

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER   30,
                                                                     ----------------------        ---------------------
                                                                      2000            1999          2000          1999
                                                                     ------          ------        ------        -------
Income before cumulative effect of
   accounting change...........................................      $122.8          $105.8        $365.9        $249.0

Cumulative effect of accounting change, net..................          --              --            --            (3.3)
                                                                     ------          ------        ------        -------

Net income.....................................................      $122.8          $105.8        $365.9        $245.7
                                                                     ======          ======        ======        ======

Weighted-average common shares outstanding.....................      301.10          300.54        300.78        300.44

Effect of employee stock options...............................        9.22           10.62          9.57         10.78
                                                                     ------          ------        ------        -------

Weighted-average common shares outstanding
   and assumed conversions.....................................      310.32          311.16        310.35        311.22
                                                                     ======          ======        ======        ======

EARNINGS PER SHARE - BASIC:

Income before cumulative effect of
   accounting change...........................................       $0.41           $0.35         $1.22         $0.83

Cumulative effect of accounting change, net..................          --              --            --           (0.01)
                                                                     ------          ------        ------        -------

       EARNINGS PER SHARE - BASIC..............................       $0.41           $0.35         $1.22          $0.82
                                                                     ======          =======       ======        =======

EARNINGS PER SHARE - ASSUMING DILUTION:

Income before cumulative effect of
   accounting change...........................................       $0.40           $0.34         $1.18          $0.80

Cumulative effect of accounting change, net..................          --              --            --            (0.01)
                                                                     ------          ------        ------        -------

       EARNINGS PER SHARE - ASSUMING DILUTION..................       $0.40           $0.34         $1.18          $0.79
                                                                     ======          ======        ======        =======

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. For the third quarter of 2000 and 1999, comprehensive income was $108.6 million and $111.7 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $343.5 million and $227.8 million, respectively.

NOTE 5 - SEGMENT INFORMATION

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
GEOGRAPHIC INFORMATION:         2000         1999         2000          1999
                                ----         ----         ----          ----
NET SALES(1):
United States                  $419.8       $398.5      $1,349.3      $1,262.2
International                   181.0        170.5         550.6         514.0
                               ------       ------      --------      --------

                               $600.8       $569.0      $1,899.9      $1,776.2
                               ======       ======      ========      ========

(1) Revenues are attributed to countries based on location of the customer.

                                   SEPTEMBER 30,              DECEMBER 31,
LONG-LIVED ASSETS:                     2000                       1999
                                       ----                       ----

United States                         $499.2                    $467.6
International                           47.6                      46.9
                                      ------                    ------
                                      $546.8                    $514.5
                                      ======                    ======


                                THREE MONTHS ENDED        NINE MONTHS ENDED
NET SALES OF CLASSES                SEPTEMBER 30,            SEPTEMBER 30,
OF SIMILAR PRODUCTS:            2000         1999         2000          1999
                                ----         ----         ----          ----


Vascular intervention          $263.7       $290.1      $  907.0     $  932.0
Cardiac rhythm management       305.7        266.3         913.0        781.7
Cardiac & vascular surgery       31.4         12.6          79.9         62.5
                               ------       ------      --------     --------

                               $600.8       $569.0      $1,899.9     $1,776.2
                               ======       ======      ========     ========

NOTE 6 - TECHNOLOGY AGREEMENT

On April 3, 2000, Guidant signed a broad agreement with Johnson & Johnson that covers various technologies and patents. As part of the agreement, Guidant obtained an exclusive option from Impulse Dynamics, N.V. to acquire emerging cardiovascular technology for the treatment of heart failure. Under the terms of the agreement, Guidant paid Impulse Dynamics $125 million for the exclusive right to evaluate cardiovascular technology currently under development by Impulse Dynamics. Guidant is currently conducting research into a number of scientific and clinical aspects of Impulse Dynamics' heart failure technology and anticipates that this research will be completed before the end of 2000. The $125 million payment will be accounted for as a current asset until Guidant determines whether or not to proceed with the acquisition of the exclusive rights to this technology. If Guidant proceeds with that acquisition, additional payments would be approximately $300 million plus certain potential contingent payments. In addition, Guidant and Cordis Corporation (Cordis),

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - TECHNOLOGY AGREEMENT (CONTINUED)


a wholly owned subsidiary of Johnson & Johnson, have agreed to dismiss all current litigation between them and agree to resolve the remaining disputes in future arbitration proceedings. The process for the first arbitration began in October 2000 and the hearing is expected to take place in mid-2001. Also as part of this agreement, Cordis and Guidant received licenses to the other's patents involved in the disputes to ensure future product availability. Finally, the agreement establishes Cordis as a U.S. distributor of rapid-exchange balloon dilatation catheters supplied by Guidant.

NOTE 7 - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new pronouncement effective October 1, 2000. This pronouncement establishes accounting and reporting standards for derivative financial instruments and hedging activities. SFAS No. 133 requires, among other things, the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. Derivatives not qualifying as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in its fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through income or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at September 30, 2000, the Company has determined that the adoption of SFAS No. 133 will not have a material effect on the earnings and financial position of the Company. As a result of adopting SFAS No. 133, the Company has discontinued its use of foreign exchange option contracts and is now utilizing foreign exchange forward contracts with major international financial institutions. The critical terms of the forward contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes the SEC staff's views regarding the recognition and reporting of revenues in certain transactions. The Company will be required to adopt SAB No. 101 in the fourth quarter of 2000. The adoption of SAB No. 101 will not have a material impact on the Company's results of operations or financial position.

NOTE 8 - CONTINGENCIES

The Company is a party to various legal actions that have arisen in the normal course of business. The following is a listing of cases in which Guidant is a defendant which are required to be disclosed under generally accepted accounting principles. A listing of additional cases in which Guidant is a plaintiff is available in the Company's most recent report on Form 10-K filed with the Securities and Exchange Commission, as updated by subsequent filings on Form 10-Q.

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (CONTINUED)

On October 3, 1997, Cordis Corporation (Cordis), a wholly owned subsidiary of Johnson & Johnson, filed suit against the Company and Advanced Cardiovascular Systems, Inc. (ACS), the Company's wholly owned subsidiary, alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes the Palmaz/Schatz patents owned by Cordis. In addition, on December 2, 1997, Cordis filed suit against ACS alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes the Pinchuk patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. As part of the agreement, the parties received licenses to the other's patents involved in the disputes. The arbitration proceedings will determine what, if any, payments need to be made. In the arbitration proceeding regarding the Palmaz/Schatz patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,102,417; 4,733,762; and 5,902,332. The timing of the arbitration hearing will depend on the timing of the lawsuits filed by Cordis against Boston Scientific Corporation
(BSC) and Medtronic AVE, Inc. on the Palmaz/Schatz patents. In the arbitration proceeding regarding the Pinchuk patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,156,612; 5,304,197; 5,449,371; and 5,738,653. The arbitration process regarding the Pinchuk patents began in October 2000 and the arbitration hearing is expected to take place in mid-2001.

On November 6, 1997, Medtronic, Inc. (Medtronic) filed suit against ACS in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent infringes a patent owned by Medtronic. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS' and Guidant's motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was entered on January 12, 2000. Medtronic has appealed. Medtronic filed a second complaint alleging the ACS MULTI-LINK OTW, the ACS MULTI-LINK RX DUET, the ACS MULTI-LINK OTW DUET, and SOLO Coronary Stents and MEGALINK Peripheral Stent infringed the same patent. In this new complaint, as well as the complaint in the earlier action, Medtronic is seeking injunctive relief and monetary damages. In view of the appeal in the first lawsuit, the parties have agreed to a stay of the second lawsuit pending the outcome of the appeal.

On February 18, 1998, Arterial Vascular Engineering, Inc. (n/k/a Medtronic AVE, Inc.) filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate ACS stent patents asserted against Medtronic AVE. The trial is currently scheduled to commence in August 2001. However, ACS and Medtronic AVE have filed a joint motion with the court to stay the litigation until September 2002. The joint motion is subject to approval of the court.

In a lawsuit originally filed against ACS on May 31, 1994, SciMed Life Systems, Inc. (SciMed), a subsidiary of BSC, alleged that the ACS RX ELIPSE coronary dilatation catheter and the ACS RX MULTILINK coronary stent system infringe certain patents owned by SciMed. On June 15, 1999, the Court entered an order granting a motion for summary judgment of non-infringement in favor of ACS. SciMed appealed this decision. On May 17, 2000, the Company and BSC agreed on a settlement structure covering all patent litigation pending between the two companies. As part of the settlement, the parties have agreed that SciMed's appeal will continue and there may be a payment required based on the outcome of the appeal. The payment, if any, will not be material. A hearing on SciMed's appeal occurred on October 2, 2000.

                      GUIDANT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (CONTINUED)

On March 31, 1999, Pacesetter, Inc., filed suit against Guidant Sales Corporation (GSC) and Cardiac Pacemakers, Inc. (CPI), a wholly owned subsidiary of the Company, in the Central District of California, alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and monetary damages.

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

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------         ---------------------
                                          2000        1999            2000         1999
                                         ------      ------         --------     --------

                                                       (Dollars in millions)
                                                           (unaudited)
Total net sales                          $600.8      $569.0         $1,899.9     $1,776.2

Cost of products sold                     149.2       135.4            452.3        426.3
                                         ------      ------         --------     --------

     Gross profit                         451.6       433.6          1,447.6      1,349.9

Research and development                   85.6        75.8            265.0        241.5
Sales, marketing, and administrative      173.4       168.9            550.9        517.9
                                         ------      ------         --------     --------
                                          259.0       244.7            815.9        759.4

Operating income                         $192.6      $188.9(1)        $631.7       $590.5(1)
                                         ======      ======         ========     ========


                                                    AS A PERCENT OF NET SALES
                                         ------------------------------------------------
                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                         ------------------         ---------------------
                                          2000        1999            2000         1999
                                         ------      ------         --------     --------

Total net sales                           100.0%      100.0%           100.0%       100.0%

Cost of products sold                      24.8        23.8             23.8         24.0
                                         ------      ------         --------     --------

     Gross profit                          75.2        76.2             76.2         76.0

Research and development                   14.2        13.3             14.0         13.6
Sales, marketing, and administrative       28.9        29.7             29.0         29.2
                                           ----        ----         --------         ----
                                           43.1        43.0             43.0         42.8

Operating income                           32.1%       33.2%(1)         33.2%        33.2%(1)
                                         ======      ======         ========     ========



(1)Excludes a purchased research and development charge of $49.0 million in the first quarter of 1999. Also excludes the impact of stay-pay and the purchase accounting write-up of acquired Intermedics inventory sold for a total of $9.8 million and $31.1 million for the three and nine month periods ended September 30, 1999, respectively. Therefore, the cost of products sold, gross profit, research and development, and sales, marketing, and administrative lines displayed above do not agree to the reported consolidated statement of income presentation for 1999.

OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company had worldwide net sales of $600.8 million for the three months ended September 30, 2000, reflecting an increase of $31.8 million or 6% over 1999. Growth in unit volume of 12% increased net sales, while price declines and fluctuations in foreign currency exchange rates decreased net sales 4% and 2%, respectively. Unfavorable foreign currency exchange rates decreased net sales $13.5 million.

Sales for the nine months ended September 30, 2000, of $1,899.9 million increased $123.7 million or 7% over the same period in 1999. Unit volume growth of 12% was offset by price declines of 4% and unfavorable foreign currency exchange rate impact of 1%. Growth for the nine month period ended September 30, 2000, was also impacted by the sale of the general surgery product line in July 1999. General surgery product sales were $27.6 million for the nine months ended September 30, 1999. Revenue growth for the nine months ended September 30, 2000, would have totaled 10% excluding unfavorable exchange rate impact and 1999 revenues from general surgery.

Sales growth in both periods was driven by AICDs, the ANCURE(R) ENDOGRAFT(R) System for endovascular AAA repair, pacemakers, and angioplasty systems. In addition, emerging therapies to treat heart failure and peripheral vascular disease continued to show promising growth. Growth in these areas was offset somewhat by a decline in stent revenues.

Worldwide AICD system sales of $165.6 million grew 20.7% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. Growth was 23.5% for the same periods in the U.S. For the nine months ended September 30, 2000, AICD system sales were $506.0 million, representing growth of $86.8 million or 20.7% over the first nine months of 1999. Growth in both periods is due to the market launch of the VENTAK(R) PRIZM(TM) implantable defibrillation system in the U.S. in February 2000. Guidant received approval to market the VENTAK PRIZM 2 dual-chamber implantable pacemaker/defibrillator in the third quarter of 2000 and launched this product worldwide on November 8, 2000. At 32cc in volume and 12mm thin, this device has unmatched longevity of six years under typical conditions and is the world's smallest, thinnest, dual-chamber pacemaker/defibrillator. Also in the third quarter of 2000, Guidant received U.S. approval to market the VENTAK PRIZM HE System, which provides physicians and their patients the same small, physiologic shape and full feature set as the VENTAK PRIZM System, but with 41 J of stored energy designed for patients with high defibrillation thresholds. This family of technology choices leverages the capabilities of Guidant's ZOOM(TM) Programming System, which was also released in the third quarter of 2000. The ZOOM Programming System is used by physicians and clinicians to analyze data from Guidant's implantable defibrillator and pacemaker systems. The ZOOM System offers a faster, more intuitive interface with the implanted devices.

Pacemaker product sales were $140.1 million for the three months ended September 30, 2000, compared to $129.1 million for the three months ended September 30, 1999. United States and international sales of these products increased 11.0% and 4.8%, respectively, for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. Sales of these products for the nine months of 2000 were $407.1 million compared to $362.3 million in the same period of 1999, representing growth of 12.4%. Sales for the nine months ended September 30, 1999, reflect the impact of the Intermedics acquisition for only eight months, as that transaction was completed February 1, 1999, and was accounted for using the purchase method of accounting. In addition, pacemaker sales growth in both periods was driven by the PULSAR(TM) MAX family of dual sensor pacemakers and the DISCOVERY(TM) family of pacemakers.

Sales of coronary stents in the United States during the three months ended September 30, 2000, were $111.5 million compared to $146.9 million during the same period in 1999. Stent units declined 16% in the U.S. and declines in average selling prices decreased revenues 8% from the quarter ended September 30, 1999. Management believes that reductions in customer owned inventory in anticipation of the October U.S. market release of the MULTI-LINK TETRA(TM) Coronary Stent System as well as market share erosion related to competitive stent launches during 2000 drove the unit decline. Average selling prices for stent products in the U.S. declined by 3% sequentially versus the second quarter of 2000, which is in line with recent trends. International sales of these products during the third quarter of 2000 were $53.5 million compared to $58.3 million during the third quarter of 1999. International unit growth during the same period of 11% was offset by the negative impact of price declines of 13% and a 6% foreign exchange rate impact. Unit growth in Europe of 19% in the third quarter of 2000 over the third quarter of 1999, reflects the release of the TETRA in Europe which was fully launched in June 2000. The TETRA incorporates Guidant's VTS(TM)(Variable Thickness Strut) technology which is designed to provide enhanced flexibility, deliverability, and surface area coverage while maintaining radial strength. Worldwide stent revenues were $616.3 million for the nine months ended September 30, 2000, as compared to $679.1 million for the nine months ended September 30, 1999. Stent unit volumes were flat for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease in revenue compared to 1999 reflects the negative impact of price declines of 9% and a

1% foreign exchange rate impact. Guidant also launched the MULTI-LINK ULTRA(TM) Coronary Stent System in September of 2000 in the U.S. The ULTRA is Guidant's first coronary stent that is specifically designed for the treatment of larger native coronary arteries, those with diameters from 3.5 to 5.0 mm.

Angioplasty sales of $87.9 million increased 10.3% for the three month period ending September 30, 2000, as compared to September 30, 1999, driven by international growth, particularly in Japan. Market acceptance of the CrossSail(TM) and OpenSail(TM) Coronary Dilatation Catheters, launched during 2000 in most geographies, contributed to the growth. The CrossSail offers the smallest profile of any rapid exchange dilatation catheter currently available. Angioplasty sales for the nine months ended September 30, 2000, were $261.7 million, an increase of 9.2% from the same period in 1999.

Sales of Guidant's ANCURE system and accessories were $18.7 million in the third quarter of 2000 compared to $12.1 million in the second quarter of 2000, representing growth of 54.5%. Guidant's ANCURE system received FDA approval in September 1999, providing a less-invasive approach for treating AAA. Three-year follow-up data on the ANCURE system shows that use of the ANCURE system leads to a steadily decreasing aneurysm diameter over time in a majority of patients. The ANCURE has precisely positioned hooks and a one-piece polyester body that allows the implant to adapt to changes that occur over time within the aorta, while maintaining the implant's original position. For the nine months ended September 30, 2000, ANCURE sales were $38.1 million.

Sales of cardiac surgery products were $12.2 million in the third quarter of 2000 as compared to $11.9 million in the third quarter of 1999. For the first nine months of 2000, these sales were $40.7 million as compared to $32.1 million in the first nine months of 1999. Cardiac surgery sales include the VASOVIEW UNIPORT(TM) PLUS Endoscopic Vessel Harvesting System and products produced by CardioThoracic Systems, Inc. (CTS). CTS was acquired in a pooling of interests transaction on November 15, 1999. CTS introduced the ACHIEVE(TM) Off-Pump Stabilization System during the third quarter of 2000. The ACHIEVE System combines tools which enable the physician to access the back portion of the heart with Guidant's off-pump (beating heart) multi-vessel CABG system. Beating heart procedures potentially reduce post-operative hospital stay, cost, and surgical complications, while preserving the clinical outcomes associated with conventional surgery.

For the quarter ended September 30, 2000, cost of products sold represents 24.8% of net sales. Cost of products sold for the quarter ended September 30, 1999, includes the impact of purchase accounting adjustments related to the write-up of acquired Intermedics inventory and the impact of stay-pay for Intermedics manufacturing personnel during the shut-down of the acquired facilities. The impact of these two items was $8.3 million during the third quarter of 1999. Cost of products sold, as adjusted to exclude these two items, represented 23.8% of net sales for the quarter ended September 30, 1999. The increase of cost of products sold as a percentage of sales in the third quarter of 2000 over the adjusted third quarter of 1999 was due principally to manufacturing start-up costs in preparation for the launch of TETRA and PRIZM 2 in the U.S. and the impact of price declines on sales. Cost of products sold as a percentage of net sales was 23.8% for the first nine months ended September 30, 2000, as compared to 24.0% for the same period of 1999, excluding stay-pay and the impact of purchase accounting adjustments for 1999.

The Company continued to invest aggressively in research and development. Research and development expense was $85.6 million in the third quarter of 2000 or 14.2% of sales as compared to $75.8 million in the third quarter of 1999 or 13.3% of sales. Research and development spending for the nine months ended September 30, 2000, and September 30, 1999, was $265.0 million and $241.5 million, respectively. The 1999 research and development spending excludes stay-pay and a $49 million pre-tax charge related to the appraised value of in-process research and development for the Intermedics acquisition. Research and development spending in 2000 includes: (i) development of implantable resynchronization therapy for the treatment of heart failure; (ii) development of treatments for atrial arrhythmias; (iii) development of radiotherapy devices for coronary and peripheral restenosis; (iv) research related to local drug delivery efforts; and (v) development of peripheral stents, balloons, guidewires, embolic protection devices, and other devices used to treat peripheral vascular disease, including carotid occlusions. The Company intends to continue its aggressive research and development spending to maintain its commitment to bring new technologies to the market and provide cost-effective therapies to treat cardiovascular and vascular diseases.

Sales, marketing, and administrative expenses increased $4.5 million or 2.7% for the three months ended September 30, 2000, compared to the same period in 1999, excluding stay-pay in 1999. These expenses for the nine months ended September 30, 2000, increased by $33.0 million or 6.4% over the nine months ended September 30,

1999, excluding stay-pay in 1999. Growth in sales and marketing expenses were somewhat offset by declines in general and administrative expenses in both periods.

Operating income for the quarter ended September 30, 2000, as previously defined, was $192.6 million compared to $188.9 million for the quarter ended September 30, 1999. Sales growth of 5.6% was offset by cost of products sold and research and development expenses increasing as a percentage of sales. For the nine months ended September 30, 2000, operating income was $631.7 million compared to $590.5 million, or growth of 7.0%. Operating income growth for the nine months ended September 30, 2000, was driven by year to date sales growth of 7.0%.

Net other expenses for the third quarter of 2000 were $27.5 million which includes interest, royalties, amortization, and other. Net other expenses for the quarter ended September 30, 1999, were $32.2 million excluding a gain on an equity investment and the loss on disposal of general surgery. This decrease in net other adjusted expenses of $4.7 million is due principally to income from an up-front license access fee on a cardiac and vascular surgery product in the third quarter of 2000. For the nine months ended September 30, 2000, net other expenses were $106.4 million. Net other expenses, excluding a $16.6 million non-cash gain on an equity investment and the loss on general surgery, were $112.5 million for the nine months ended September 30, 1999.

Income before taxes of $178.0 million for the quarter ending September 30, 2000, reflects a $12.9 million benefit from a favorable legal ruling involving a cardiac and vascular surgery product. In July 2000 the Federal Circuit Court overturned both a Federal District Court's finding that Origin Medsystems, Inc. (Origin), a subsidiary of Guidant, infringed a General Surgical Innovations, Inc. patent and a jury's subsequent finding that Origin's infringement of that patent was willful. The previous ruling resulted in the Company accruing damages of $12.9 million. Income before taxes for the third quarter of 2000 improved 13.6% over the adjusted third quarter of 1999 income before taxes of $156.7 million. For the nine months ended September 30, 2000, income before taxes of $538.2 million increased 12.6% over the nine months ended September 30, 1999, adjusted income before taxes. Income before tax growth in both periods is driven by operating income growth, lower other expenses, and the impact of the favorable legal ruling.

Excluding the effect of the special charges in 1999, the effective income tax rates for the quarters ended September 30, 2000, and 1999, were 31.0% and 37.3%, respectively. For the nine months ended September 30, 2000, and 1999, the adjusted effective tax rates were 32.0% and 37.5%, respectively. This improvement in the adjusted tax rates reflect the benefit of increased overseas manufacturing and the fact that CTS losses were not deductible in the first nine months of 1999. CTS was acquired in the fourth quarter of 1999 in a tax-free stock-for-stock transaction. Reported income taxes in the third quarter of 1999 include adjustments related to an Internal Revenue code regulation which accelerated the utilization of pre-acquisition net operating loss carryovers from Guidant's acquisitions of EndoVascular Technologies, Inc., in 1997 and CTS. The Company's effective tax rate for the third quarter of 2000 of 31.0% reflects the reduction of the year-to-date rate to 32.0% from 32.5% and stems principally from the ramp-up of coronary stent manufacturing in Guidant's tax-advantaged Ireland operation. Management currently estimates that the 2000 effective tax rate will remain at 32.0%.

Net income and earnings per share, assuming dilution, were $122.8 million and $0.40, respectively, for the third quarter of 2000. Net income and earnings per share for the quarter ended September 30, 1999, excluding the impact of the special items, were $98.2 million and $0.32 per share, assuming dilution. This represents an increase in adjusted net income of $24.6 million or 25.1% and is a result of the growth in income before taxes and the decrease in the effective tax rate. Reported net income for the quarter ended September 30, 1999, was $105.8 million.

Net income and earnings per share, assuming dilution, were $365.9 million and $1.18, respectively, for the nine months ended September 30, 2000. This reflects an increase of $67.2 million or 22.5% over the adjusted net income for the first nine months of 1999 due to the same factors discussed above. Reported net income in 1999 also includes the net impact of $3.3 million for the cumulative effect of a change in accounting principle, net of income taxes.

LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows which were more than sufficient to fund operations during the nine months ended September 30, 2000. Cash and cash equivalents were $80.6 million at September 30, 2000, an increase of $52.8 million over December 31, 1999.

Working capital of $342.3 million at September 30, 2000, increased $164.7 million from the prior year-end level. The increase is attributable to the acquisition of the Impulse Dynamics option; an increase in accounts receivable of $73.8 million; the increase in cash of $52.8 million; and a $51.6 million decrease in other current liabilities predominantly related to payments associated with the Intermedics and CTS acquisitions. This was offset by an increase in the portion of borrowings classified as short-term. The current ratio at September 30, 2000, was 1.4:1 compared to 1.2:1 at December 31, 1999. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $242.8 million for the nine months ended September 30, 2000, compared to $686.7 million for the same period in 1999. The acquisition of Intermedics and the disposal of general surgery were a $539.2 million net use of cash in 1999. The payment of the Intermedics litigation settlement of $200 million in the first quarter of 1999 is included in operating activities. Net additions of property and equipment of $109.5 million for the nine months ended September 30, 2000, compared to $129.2 million for the same period in 1999, were also significant uses of cash for investing activities during both periods.

Net cash used in financing activities totaled $158.6 million for the nine months ended September 30, 2000. This reflects $162.9 million of net cash outlays under the Company's systematic stock repurchase program used to offset dilution resulting from issuance of stock under employee stock option and award plans. This amount is net of proceeds received upon exercise. The Company ended its systematic share repurchase program in the third quarter of 2000. Given the growth in Guidant's share price from the time of the initial public offering, the share repurchase program was a significant use of cash. Management anticipates that the availability of extra cash as a result of discontinuing the program will allow for the pay-down of debt and result in interest expense savings while financing the growth of the company internally. The Company estimates the savings will more than offset the dilutive impact of the additional shares issued due to stock option exercises. However, as authorized by the Board of Directors of Guidant, the Company may repurchase, from time to time, shares of common stock. These additional shares may be repurchased at the discretion of Guidant's management and may or may not be on a systematic basis.

Net proceeds of $346.4 million were received from the issuance of seven year, 6.15% long-term notes in the first quarter of 1999. In addition, commercial paper was issued to finance the acquisition of Intermedics on February 1, 1999.

At September 30, 2000, the Company had outstanding borrowings of $890.6 million at a weighted average interest rate of 6.57% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $950 million. There are currently no outstanding borrowings under these facilities. Current cash flow projections estimate $460 million of total debt will be paid down over the next twelve months and the Company has classified this amount as short-term debt at September 30, 2000. The increase in the amount classified as short-term over December 31, 1999, relates to the forecasted cash savings from the termination of the systematic share repurchase program.

The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The Company also expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $155 million in 2000, primarily due to continued investment in the Company's U.S. manufacturing and administrative facilities. On April 3, 2000, the Company signed an agreement with Johnson & Johnson covering various technologies and patents. As a result of this agreement, Guidant paid $125 million for the exclusive right to evaluate cardiovascular technology currently under development by Impulse Dynamics. If Guidant chooses to acquire the rights to this technology, additional payments would be approximately $300 million plus potential contingent payments. Guidant's credit facilities provide sufficient flexibility that any remaining payments, if the transaction is consummated, could be financed through issuing commercial paper instruments. The initial $125 million payment was financed through the issuance of commercial paper and is recorded as a current asset at September 30, 2000.

The Company has recognized net deferred tax assets aggregating $169.0 million at September 30, 2000, compared to $190.3 million at December 31, 1999. In view of the consistent profitability of its past operations, the Company believes that all these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

On September 15, 2000, Medtronic and Medtronic AVE, Inc., a wholly owned subsidiary of Medtronic, filed a declaratory judgment action against the Company and CPI in the United States District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI's patents for atrial fibrillation technology or that these patents are not valid. The Company has filed a motion to dismiss the action, which the court denied on October 5, 2000.

On December 23, 1999, ACS brought suit against Medtronic and Medtronic AVE, Inc. (collectively, Medtronic) in the Northern District of California alleging that the S670 with Discrete Technology Rapid Exchange Coronary Stent System infringes a patent of ACS. Additionally, on December 28, 1999, ACS filed a Notice of Arbitration with the American Arbitration Association. The lawsuit has been stayed pending the outcome of the arbitration. An arbitration hearing is expected to be held in February 2001.

On November 26, 1996, the Company, CPI, GSC, and Eli Lilly and Company (Lilly) filed a patent infringement suit against St. Jude Medical, Inc. and its subsidiaries, Pacesetter, Inc. and Ventritex, Inc. (collectively, St. Jude), in the United States District Court for the Southern District of Indiana (the Indiana Action). In the complaint, as amended, the Company alleges that all of St. Jude's defibrillator products are the same or similar to certain Ventritex devices which Ventritex agreed that it would not contest infringed valid, enforceable claims of certain fundamental U.S. defibrillator patents licensed to CPI. Among other defenses to this action, St. Jude claimed that it had a license to these patents because it acquired, in 1996, certain assets or stock of several Telectronics companies, including rights under a license agreement (the Telectronics Agreement) entered into in 1994 among CPI, Lilly, and certain entities affiliated with Telectronics Holdings Ltd. (Telectronics). The Company asserted that licensing rights under the Telectronics Agreement did not transfer to St. Jude, and the purported transfer of the Telectronics Agreement to St. Jude was null and void under the terms of the Telectronics Agreement. The complaint seeks an injunction against further sales of infringing defibrillator products, damages for past sales, and a finding of willful infringement. The Indiana Action had been stayed to allow an arbitrator to rule on the validity of the purported transfer of the Telectronics Agreement. The question of the validity of the purported transfer of the Telectronics Agreement was arbitrated in a proceeding involving the Company, CPI, GSC, Lilly, and Telectronics.

On July 10, 2000, the arbitrator determined in a Final Award that St. Jude's 1996 acquisition of certain Telectronics' assets and stock did not satisfy the transfer requirements of the License Agreement, and that the purported transfer of the Telectronics Agreement to St. Jude was null and void. The United States District Court for the Southern District of Indiana lifted the stay on August 4, 2000. Trial is scheduled to begin in June 2001.

On February 1, 1999, Deborah Charms filed suit against Medtronic, the Company and CPI in the United States District Court for the Western District of Texas alleging that unspecified defibrillation products of Medtronic and CPI infringe a patent owned by Charms. On February 3, 2000, the court entered an order that all claims alleged by Charms to have been infringed by the Company and CPI were invalid and granted the defendants' motion for summary judgment. Charms appealed, and the appeal has been fully briefed, but arguments on the appeal have not been scheduled.

On February 18, 1998, Arterial Vascular Engineering, Inc. (n/k/a Medtronic AVE, Inc.) filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages and to invalidate ACS stent patents asserted against Medtronic AVE. The trial is currently scheduled to commence in August 2001. However, ACS and Medtronic AVE have filed a joint motion with the court to stay the litigation until September 2002. The joint motion is subject to approval of the court.

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits.  The following documents are filed as exhibits to this report:

                     10 364-Day Credit Agreement dated as of August 23, 2000, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as administrative agent

                     27       Financial Data Schedule

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




                               GUIDANT CORPORATION
                                  (Registrant)




Date    November 14, 2000         /s/ Keith E. Brauer
                                  ------------------------------------
                                      Keith E. Brauer
                                      Vice President, Finance and
                                      Chief Financial Officer





Date    November 14, 2000         /s/ Michael A. Sherman
                                  ----------------------------
                                      Michael A. Sherman
                                      Corporate Controller and
                                      Chief Accounting Officer

                                  Exhibit List


     10 364-Day Credit Agreement dated as of August 23, 2000, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as administrative agent

     27        Financial Data Schedule

     99        Factors Possibly Affecting Future Operating Results