Form 10-K
period 2000-12-31
GUIDANT CORP
filed 2001-03-27
CIK 929987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 1-13388

GUIDANT CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1931722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Monument Circle, 29th Floor, Indianapolis, Indiana	46204

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  317-971-2000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock	New York Stock Exchange Pacific Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of voting stock of the registrant held by non-affiliates as of March 12, 2001 (Common Stock) was approximately $15.2 billion.

      The number of shares of Common Stock outstanding as of March 12, 2001:

Class	Number of Shares Outstanding

Common	308,897,559

      Portions of the following documents have been incorporated by reference into this report:

Document	Parts into Which Incorporated

Registrant’s Annual Report to Shareholders for fiscal year ended December 31, 2000	Parts I, II and IV

Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2001	Part III

Part I

Item 1.  BUSINESS

Overview

      A pioneer in emerging therapies for cardiovascular and vascular disease, Guidant Corporation (the “Company” or “Guidant”) is a global leader in the medical technology industry. Guidant provides cost-effective, minimally-invasive products and services designed to improve clinical outcomes and prolong life with quality. Guidant offers: (i) coronary and peripheral stent systems, balloon dilatation catheters, and related accessories used for opening blocked arteries; (ii) implantable defibrillator systems, which are used to detect and treat abnormally fast heart rhythms, known as tachycardia; (iii) implantable pacemaker systems used to manage slow or irregular heart rhythms, known as bradycardia; (iv) implantable cardiac resynchronization therapy for the treatment of heart failure; (v) products for use in minimally invasive vascular procedures, including the treatment of abdominal aortic aneurysms; (vi) products to perform leading edge cardiac surgery procedures known as off-pump coronary revascularization with endoscopic saphenous vein harvesting; and (vii) intravascular radiotherapy systems for coronary restenosis. Guidant is a global company with principal operations in the United States, Western Europe, and Japan. Guidant markets its products in nearly 100 countries by use of a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

      Cardiovascular disease continues to be the leading cause of death in the United States. Guidant’s product portfolio has made it a leader in the cardiovascular markets it serves. Guidant’s mission is to provide therapeutic medical solutions of distinctive value for customers, patients and health care systems around the world. Guidant will strive to accomplish this mission in a way that creates an environment in which employees are recognized and rewarded, while giving them an opportunity for professional growth and development. Guidant’s mission also is to enable employees to participate as shareholders and to provide all shareholders with sustainable growth and superior returns.

      Guidant believes that the Internet, technology advancements and the informed patient will continue to transform the way in which health care services are delivered. Guidant believes these changes will result in better care and improved quality of life for the patient at lower cost to healthcare systems.

      Guidant will continue to pursue a strategy for growth that includes both internal product and technological developments as well as the potential acquisition of businesses in the medical technology industry. Guidant’s strategy is, where appropriate, to acquire technologies that are complementary to its existing technology base, products that serve the Company’s existing customer base and businesses that expand its geographical presence. However, Guidant cannot provide assurance that it will complete any acquisition or, if completed, what the terms of the acquisition will be.

Product Descriptions

      The Company offers implantable device systems used to detect and treat abnormally fast, abnormally slow or irregular heart rhythms or arrhythmias as well as heart failure. These devices are organized into two major product categories: tachycardia (“Tachy”) and bradycardia (“Brady”). Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2000, 1999, and 1998, were 47%, 45%, and 43%, respectively.

      Implantable cardioverter defibrillator (“ICD”) systems, or Tachy products, include ICDs, endocardial defibrillation leads, programmers and accessories used primarily in the treatment of potentially fatal, abnormally fast heart rhythms, or arrhythmias. Tachy products detect and treat these abnormally fast heart rhythms by delivering electrical energy to the heart and, in so doing, restoring the heart’s normal rhythm.

[1]	The terms, “Company” and “Guidant” are used interchangeably in this document to refer to Guidant Corporation or to Guidant Corporation and its consolidated subsidiaries, as the context requires.

Tachyarrhythmias often result from the presence of abnormal cardiac tissue which interferes with the natural electrical activity of the heart. The primary physician users for Tachy products are electrophysiologists.

      The Company’s Tachy products offer multiple therapeutic options (tiered-therapy). Tiered-therapy devices use a staged process for treating certain arrhythmias by first providing lower intensity pacing pulses, or antitachycardia pacing, to the patient in an attempt to correct the abnormal rhythm. If antitachycardia pacing is unsuccessful or if the arrhythmia requires more aggressive therapy, then the device can progress to low or high energy shocks. In August 2000, the Company received United States Food and Drug Administration (“FDA”) approval to market the VENTAK® PRIZM™ 2 ICD system in the U.S. The Company released the VENTAK PRIZM 2 worldwide in November 2000. The VENTAK PRIZM 2 is the world’s smallest dual-chamber defibrillator. The VENTAK PRIZM 2 is the third member in a family of sophisticated, full-featured, dual-chamber pacing and defibrillation devices developed and manufactured by the Company since January 2000.

      Cardiac pacemaker systems, or Brady products, include pacemaker pulse generators, endocardial pacing leads, programmers and accessories used primarily in the treatment of slow or irregular arrhythmias. These products are generally used to manage a slow or irregular heartbeat caused by disorders that disrupt the heart’s normal electrical conduction system. This often results in a heart rate insufficient to provide adequate blood flow through the body, creating symptoms including fatigue, dizziness and fainting. Brady products range from conventional single chamber devices to more sophisticated adaptive-rate dual chamber devices. Primary physician users for Brady products include electrophysiologists, implanting cardiologists and cardiovascular surgeons.

      Brady products are used to treat patients whose natural pacemaker, the sinus node, is malfunctioning or patients suffering from a disruption in the electrical conduction system. Normally, the sinus node, located in the upper (atrial) portion of the heart, sends electrical signals through the atrium to the atrioventricular (“AV”) node, which in turn sends signals down to the lower (ventricular) chambers of the heart. The patient population needing pacemakers can be divided roughly in half: those with malfunctioning sinus nodes, or Sick Sinus Syndrome, and those suffering from malfunctioning AV nodes, or AV Block.

      Guidant commercially released its family of products designed specifically for the treatment of patients with heart failure, the CONTAK CD™ and CONTAK TR™ devices and the EASYTRAK™ lead system, in Europe in November 1999. Heart failure is a medical condition in which the heart weakens and gradually loses the ability to pump enough blood to meet the metabolic needs of the body. It affects well over 5 million people in the United States, an estimated 6.5 million people in Europe, and 2.4 million people in Japan. Research in this area has shown that device systems like the CONTAK offer the potential to relieve symptoms and positively impact the lives of heart failure patients who at this time have few therapeutic alternatives. The Company applied for FDA approval of the CONTAK CD and the EASYTRACK in February 2001. However, the Company cannot assure that it will obtain FDA and other regulatory approval to market this product.

      The Company acquired InControl, Inc., a company developing devices to treat atrial fibrillation, in September 1998. As of December 31, 2000, Guidant has a project using InControl technology, in combination with existing Guidant technology, to develop more advanced implantable devices for the treatment of atrial fibrillation. The Company expects to begin clinical testing in mid-2001 on the resulting new product and expects to file for FDA approval for this product in early 2002. However, the Company cannot provide assurance that it will obtain FDA and other regulatory approval to market this product.

      Guidant also offers its customers a wide range of products for the treatment of coronary artery and peripheral vascular disease, including stent systems, dilatation catheters, guide wires, guiding catheters, atherectomy catheters and related accessories. Customers for products treating coronary artery disease are primarily interventional cardiologists, while products treating peripheral artery disease may be used by interventional radiologists, vascular surgeons and interventional cardiologists. Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2000, 1999, and 1998, were 48%, 52%, and 52%, respectively.

      More than six million Americans have been diagnosed with coronary artery disease (“CAD”), which is the formation of blood flow restrictions (atherosclerotic lesions) within the coronary arteries. If untreated, CAD can lead to a heart attack or stoke, or cause chest pain that may interfere with normal activities. Worldwide, over one million patients annually undergo minimally invasive CAD interventions (angioplasty, stenting, atherectomy or mechanical ablation), which are less invasive, more patient friendly, and less expensive alternatives to coronary artery bypass graft surgery.

      In a percutaneous transluminal coronary angioplasty (“PTCA”) procedure, a local anesthetic is administered and a small incision is made in the patient’s groin area to gain access to the femoral artery. The physician inserts a guiding catheter through the femoral artery, up through the aorta and into the entrance of the coronary blood vessel and then advances a small guide wire through the inside of the guiding catheter, into the blood vessel and across the site of the blockage. Then a dilatation catheter is delivered over the guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the atherosclerotic plaque against the artery wall, thereby enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn.

      Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at the blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides a “mechanical” way of keeping the artery open. In October 2000, the Company received approval to market the MULTI-LINK TETRA™ Coronary Stent System in the United States. The MULTI-LINK TETRA was designed to deliver the highest levels of four key design attributes in a single system — scaffolding, flexibility, conformability and visibility.

      The major clinical challenge to PTCA is clinical restenosis, the renarrowing of the blood vessel at the site of the initial treatment, generally requiring another intervention within six months of the initial procedure. A number of other technologies have evolved to reduce the occurrence of this condition, often in combination with a coronary dilatation catheter, including stenting, atherectomy and ablation. Like coronary dilatation catheters, coronary stents, atherectomy catheters and ablation catheters are delivered through a guiding catheter and over a guide wire. Guidant has a drug eluting stent system program, known as the PHARMA-LINK™ Stent System Program in the research and development phase and expects to begin human clinical studies with this stent in the second quarter of 2001. The addition of a therapeutic agent to the stent is being developed as a means of reducing restenosis. The Company cannot provide assurance that it will obtain FDA and other regulatory approvals to market this product.

      The Company acquired NeoCardia, a company developing intravascular radiotherapy devices for the treatment of restenosis, in 1997. The Company received CE Mark approval for its GALILEO™ Intravascular Radiotherapy System and is marketing the product in Europe. The GALILEO System is a fully automated treatment designed to reduce or minimize restenosis. The Company filed a pre-market approval, or PMA, application with the FDA for this product in December 2000. The Company cannot provide assurance that it will obtain FDA and other regulatory approvals to market this product in the United States.

      Further, the Company has made significant investments targeted at the growing peripheral and cerebrovascular disease market. Millions of patients worldwide suffer from peripheral arterial occlusive disease, which can affect several anatomical locations such as the carotids, kidneys and lower extremities. The Company believes that its core competency in cardiology technology could greatly benefit those patients. In 2000, the Company commercially released several non-coronary products including guide wires, guiding catheters, dilation catheters and biliary stents. These products include the DYNALINK™ Biliary Self-Expanding Stent System. The Company also initiated several clinical trials in 2000 to determine the efficacy of these therapies. These trials include the following.

      Guidant began the ARCHeR (ACCULINK for Revascularization of Carotids in High-Risk Patients) trial to evaluate the efficacy of carotid artery stenting as a minimally invasive alternative to surgery for treating carotid artery disease and determine the incidence of stroke in high-risk patients. The aim of the trial is to have the use of stents be as safe and effective as surgery in reducing the incidence of stroke. Guidant’s investigational ACCULINK™ Carotid Stent System is being used in this trial. Additionally, the ACCULINK was selected as the exclusive stent for the CREST trial (Carotid Revascularization Endarterectomy vs. Stenting Trial), which is being supported by the National Institute of Neurological Disorders and Stroke, of the National Institutes of Health. Guidant also began a study to evaluate the safety and feasibility of using its investigational ACCUNET™ Embolic Protection System as a means of reducing stroke during minimally invasive carotid artery stenting procedures.

     The Company initiated a peripheral stent study, known as HERMES (HERculink Multicenter Evaluation of Renal Stenting), to determine the safety and efficacy of renal artery stenting in hypertensive patients. Guidant’s RX HERCULINK™ 14 Peripheral Stent System is the exclusive device being used in this study. Additionally, Guidant began enrolling patients in a clinical trial to determine the safety and feasibility of stenting in patients with cerebrovascular disease. The trial, known as the SSYLVIA (Stenting in Symptomatic atherosclerotic Lesions of Vertebral and Intracranial Arteries) trial, will exclusively use Guidant’s NEUROLINK® System, which is designed to treat atherosclerosis of the intracranial arteries and extracranial vertebral arteries — cerebral vessels that travel up the back of the neck on either side of the spinal cord and join at the base of the skull. Finally, Guidant began the MIST study (MEGALINK Iliac Stent Trial) to determine the safety and efficacy of iliac artery stenting as an alternative for the treatment of iliac artery disease. The MIST trial is designed to evaluate the ability of Guidant’s OTW MEGALINK™ SDS Peripheral Stent System to safely and effectively open and keep open over time de novo or restenotic lesions in iliac arteries.

      The Company is also a provider of innovative solutions for minimally invasive cardiac and vascular surgery. The Company develops and markets innovative surgical devices and systems which alter the surgeon’s approach to surgical procedures and may provide improved clinical benefit, reduced procedure time and better patient outcomes. These products include products for use in minimally invasive vascular procedures, including the ANCURE® ENDOGRAFT® system for treatment of abdominal aortic aneurysms (“AAA”) and products to perform off-pump coronary revascularization with endoscopic saphenous vein harvesting. AAA is an enlargement of the aorta resulting from a weakening of the vessel wall. If untreated, this enlargement can lead to aortic rupture, which in nearly 80% of cases results in death. ANCURE is positioned and securely attached via an attachment system that incorporates hooks. ANCURE has a one-piece polyester body designed to allow the implant to adapt to changes in shape and length that occur over time. Three-year follow-up data on the ANCURE System shows that no ruptures were experienced in bifurcated grafts and use of the ANCURE system leads to a controlled or decreased aneurysm diameter over time in 96% of cases. The Company believes that these product systems may significantly decrease the patient’s postoperative pain, hospital stay and recovery period by reducing the resulting trauma caused by more invasive surgical techniques. The primary customers for these products currently are cardiac and vascular surgeons. The Company sold its general surgery business to United States Surgical Corporation, a subsidiary of Tyco, Ltd., in July 1999. However, the sale did not include any of the products for cardiac surgery applications. Sales of these cardiac and vascular products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2000, 1999, and 1998, were 5%, 3%, and 5%, respectively. These percentages include the sales of minimally invasive general surgery products sold by Guidant prior to the sale of the Company’s general surgery business to Tyco, Ltd.

      In December 2000, Guidant announced that it strategically divided its cardiac and vascular surgery group into two distinct business entities: Endovascular Solutions and Cardiac Surgery. In January 2001, Guidant announced additional, strategic organizational changes to focus on endovascular specialists. This strategic plan is being accomplished by combining endovascular, peripheral vascular and neurovascular product areas.

Principal Products

      The Company offers a broad array of Tachy products, including complex devices and systems offering multiple therapeutic options. Representative products are set forth in the following chart:

Date of Commercial Release

First International
Category	Description	Product Name	U.S. Release	Release

Tiered-Therapy	ICDs that provide low and high energy shock therapy, Brady pacing and antitachycardia pacing.	VENTAK PRIZM HE VENTAK PRIZM 2 VENTAK PRIZM VENTAK MINI® IV	August 2000 November 2000 January 2000 December 1998	August 2000 November 2000 January 2000 December 1998
Endocardial Defibrillation Leads	Insulated wires inserted through a vein into the heart, which allow energy to be transmitted to and from the implanted ICD, allowing arrhythmias to be detected and treated.	ENDOTAK® RELIANCE™ ENDURANCE EZ™ ENDURANCE RX™ ENDOTAK DSP®	November 2000 June 1999 March 1999 January 1996	May 2000 November 1998 April 1998 October 1994

      The Company also offers a broad array of Brady products ranging from conventional single chamber devices to more sophisticated adaptive-rate, dual chamber devices. Representative products are set forth in the following chart:

Date of Commercial Release

First International
Category	Description	Product Families	U.S. Release(1)	Release(1)

Single and Dual Chamber Adaptive- Rate	Pacemakers that pace one or two chambers of the heart, and incorporate a sensor that modifies the pacing rate in response to physical activity.	PULSAR MAX™ II DISCOVERY™ II PULSAR MAX DISCOVERY™ MERIDIAN™ VIGOR® VIRTUS II INTELIS II	(2) March 2000 June 1999 May 1998 May 1998 (3) (4) (4)	January 2000 January 2000 October 1998 March 1998 March 1998 May 1993 October 1999 October 1999
Endocardial Pacemaker Leads	Insulated wires, inserted through a vein into the heart, which allow energy to be transmitted to and from the implanted pacemaker.	FINELINE™ II SELUTE® PICOTIP SWEET PICOTIP® RX SELUTE ATRIAL J SELUTE	July 2000 April 1998 June 1999 (1) May 1996	April 2000 September 1997 May 1998 October 1996 December 1994

(1)	Date reflects date of launch of the first product in the product family.

(2)	This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

(3)	This product is no longer sold in the United States.

(4)	This product received regulatory approval to be sold in the United States. However, Guidant does not plan to sell this product in the United States.

     The Company offers a family of products designed specifically for the treatment of patients with heart failure as set forth in the following chart:

			Date of Commercial Release

				First International
Category	Description	Product Name	U.S. Release	Release

Heart Failure Therapy Devices	Devices that provide cardiac synchronization therapy and brady therapy.	CONTAK TR	(1)	November 1999
	Devices that provide cardiac synchronization therapy and brady and ICD therapy.	CONTAK CD	(1)	November 1999
Heart Failure Leads	Insulated wires inserted into the heart to deliver therapy.	EASYTRAK	(1)	November 1999

(1)	This product is not currently available in the United States. There can be no assurance that the Company will obtain the regulatory approval necessary for commercial marketing of this product in the United States.

     The Company offers its customers a wide range of products for the treatment of coronary artery and peripheral vascular disease, including dilatation catheters, coronary stents, atherectomy catheters, guide wires and accessories as well as products for peripheral vascular application. Representative products are set forth in the following chart:

Date of U.S.
Category	Description	Product Name/Families	Commercial Release(1)

CORONARY: Stents	Stents are implantable metal devices that are permanently deployed to provide “mechanical” scaffolding to hold an artery open.	MULTI-LINK TETRA™ MULTI-LINK ULTRA™ ACS MULTI-LINK RX TRISTAR™ ACS MULTI-LINK OTW TRISTAR™	October 2000 September 2000 December 1999 December 1999
Rapid Exchange (“RX”) Coronary Dilatation Catheter	RX coronary dilatation catheters allow for easy exchange of the catheter without removing the original guide wire.	POWERSAIL™ CROSSSAIL™ ACS RX GEMINI™	March 2001 June 2000 January 1999
Coronary Guiding Catheters	Guiding catheters provide support for interventional procedures including stent implantation, angioplasty, and atherectomy.	VIKING™ Family	November 1997
Over-the-wire (“OTW”) Coronary Dilatation Catheter	OTW coronary dilatation catheters are delivered over a guide wire which may require either a longer or exchange guide wire to complete the procedure.	OPEN SAIL™ ACS OTW PHOTON™	June 2000 July 1999
Atherectomy Products	Catheters which allow for the excision and removal of atherosclerotic plaque.	ATHEROCATH® Family	December 1996
Guide wires	Individual guide wires are inserted through coronary and peripheral vessels facilitating the subsequent placement of the catheter or stent delivery system.	HI-TORQUE BALANCE® Family HI-TORQUE CROSS-IT™ Family HI-TORQUE FLOPPY® HI-TORQUE Stainless Family	November 1998 March 1999 June 1986 September 1997
PERIPHERAL:
Biliary Stents	See Above.	DYNALINK Biliary Self-Expanding Stent System	October 2000
		OTW MEGALINK Biliary Stent Delivery System	December 1999
		RX HERCULINK 14 Biliary Stent System	September 1999
		MEGALINK Biliary Stent System	March 1999

Date of U.S.
Category	Description	Product Name/Families	Commercial Release(1)

Guide Wires	See above.	HI-TORQUE SPARTACORE™ 14	May 1999
		HI-TORQUE STEELCORE™ 18	November 1998
		HI-TORQUE MEMCORE™ FIRM 14	September 1998
		HI-TORQUE SUPRACORE™ 35	March 1998
Dilatation Catheters	Peripheral dilatation catheters are delivered over a separate guide wire to position the balloon across the lesion in the peripheral vasculature.	OTW VIATRAC 18™ Peripheral Dilatation Catheter VIATRAC 14™ Peripheral Dilatation Catheter	February 2000 September 1999

(1)	If product family, date reflects the date of launch of the most recent product included in the product family.

     Additionally, the Company offers products for minimally invasive cardiac and vascular surgery. For vascular surgery, Guidant markets the ANCURE ENDOGRAFT System, which provides a less invasive approach for treating AAA without major surgery. For cardiac surgery, Guidant manufactures the VASOVIEW® UNIPORT™ PLUS Endoscopic Vessel Harvesting System for minimally invasive access to, and removal of, the saphenous vein. The saphenous vein is used in coronary artery bypass graft surgery (“CABG”). The Company also markets the ULTIMA™ OPCAB mechanical stabilization system and the VORTEX™ vacuum assist stabilization system which offer the surgeon two modalities to enable immobilization of the anastamotic site on a beating heart during CABG procedures. In August 2000, Guidant released the ACHIEVE™ Off-Pump System that enables physicians to more efficiently perform off-pump, multi-vessel CABG procedures on a beating heart. In January 2001, Guidant introduced the AXIUS™ Off-Pump System, which is designed for use in beating heart CABG procedures. The AXIUS Off-Pump System joined the VASOVIEW UNIPORT PLUS Endoscopic Vessel Harvesting System to form a suite of products that enables physicians to perform the off-pump coronary vascularization with endoscopic saphenous vein harvesting procedure.

Sales and Marketing

      The Company has a broad product line which requires a sales and marketing strategy that is tailored to its customers in order to deliver high quality, cost-effective products and services to all of its customers worldwide. Because of the diverse needs of the global market that the Company serves, the Company’s distribution system includes a direct sales force and independent distributors. Sales personnel work closely with the primary decision makers who purchase the Company’s products, whether physicians, materiel managers, biomedical staff, hospital administrators or purchasing managers. The Company is not dependent on any single customer and no single customer accounted for more than 10% of the Company’s net sales in 2000.

United States

      In the United States, the Company sells substantially all of its products through its direct sales force. In 2000, 71% of the Company’s consolidated net sales were derived from sales to customers in the United States.

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

International

      In 2000, 29% of the Company’s consolidated net sales were derived from its international operations through its direct sales force and independent distributors. The Company sells its products in nearly 100 countries. Major international markets for the Company’s products include: Japan, Germany, France, Spain, Italy, the United Kingdom, Australia, Belgium, The Netherlands, Canada, Brazil and India. The sales and marketing approach in international markets varies depending on market size and stage of development. The Company believes that its geographic-based sales organization gives the Company greater flexibility in responding to each of these markets.

Manufacturing

      The Company’s manufacturing operations currently are carried out in facilities in Cupertino, Menlo Park, Santa Clara and Temecula, California; St. Paul, Minnesota; Houston and Pearland, Texas; Dorado, Puerto Rico; and Clonmel, Ireland.

      In general, the Company’s production activities occur in a controlled environment setting or “cleanroom.” Such a manufacturing environment helps ensure that products meet all cleanliness standards and requirements. In addition, manufacturing employees are trained in the necessary production operations, the Quality System Regulation (“QSR”) requirements and ISO 9001/9002, ISO 13485/88 and EN46001/46002 international quality system standards applicable to the production process. The Company uses various production and quality performance measures to provide high manufacturing quality and efficiency.

      The Company vertically integrates its operations where it believes such integration provides significant cost, supply or quality benefits. In some areas, the Company is highly vertically integrated. In other cases, the Company purchases components. In all cases, the Company attempts to work closely with its suppliers to ensure the cost-effective delivery of high quality materials and components. The Company’s major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time deliveries, value-added services and cost. The Company tries to select, and build long-term relationships with, suppliers who have demonstrated a commitment to these factors. To date, the Company has been able to obtain all required components and materials for all market released products and for all products under development.

Raw Materials

      The Company purchases certain of the materials and components used in manufacturing its products, some of which are custom-made for the Company. The Company purchases certain supplies from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated by either party upon short notice. The Company cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA approval system and the complex nature of the manufacturing processes employed by many suppliers. In the past, some suppliers have announced that, in an effort to reduce potential product liability exposure, they intend to limit or terminate sales to the medical technology industry. The Company has agreed to indemnify certain suppliers against certain potential product liability exposure. The Biomaterials Access Assurance Act of 1998, by addressing the inequities in United States tort law, is expected to help ensure a continued supply of raw materials and component parts essential to the manufacture of Company products. It is not possible to assess the impact this law will have on the continued availability of raw materials. The inability to develop satisfactory alternatives, if required, or a reduction or interruption in supply or a significant increase in the price of materials or components, could have a material adverse effect on the Company.

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

      There has been substantial litigation regarding patent and other intellectual property rights in the medical technology industry. From time to time, the Company is subject to claims of, and legal actions alleging, infringement by the Company of the patent rights of others. The Company believes that it has been vigilant in reviewing the patents of others with regard to the Company’s products. However, an adverse outcome with respect to any one or more of these claims or actions could possibly be material to the consolidated results of operations of the Company for any one period.

      The Company owns numerous patents and has numerous patent applications pending in the United States and in certain foreign countries which relate to aspects of the technology used in many of the Company’s products. The Company’s policy is to file patent applications in the United States and foreign countries where rights are available and the Company believes it is commercially advantageous to do so. In addition, the Company is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, rights to certain patents held by such third parties in consideration for cross-licensing rights or royalty payments. The Company has also granted various rights in its own patents to others under license agreements. The Company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, that such patents will not be found to be invalid or that such patents will be found to be sufficiently broad to protect the Company’s technology or provide the Company with a competitive advantage.

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

Competition

      The medical technology industry is highly competitive. The Company competes with many companies, some of which may have access to greater financial and other resources than the Company. Furthermore, the medical technology industry is characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomical by technological advances by one or more of the Company’s present or future competitors or by other therapies such as drugs. The Company must continue to develop and acquire new products and technologies to remain competitive with other developers of medical devices and therapies.

      The Company faces substantial competition from a number of companies in the markets for its products. The Company’s primary competitors for implantable cardiac rhythm management device system products are Medtronic, Inc. (“Medtronic”) and St. Jude Medical, Inc. (“St. Jude”). The Company’s primary competitors for coronary artery and peripheral vascular disease products are Boston Scientific Corporation (“BSC”), Johnson & Johnson (“J&J”), and Medtronic. With respect to minimally invasive cardiac and vascular surgery devices, the principal competitors of the Company are United States Surgical Corporation, J&J, Medtronic, Heartport, Genzyme and BSC. The Company believes that it competes primarily on the basis of product features, product quality, customer support, price, field services and cost-effectiveness.

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

      From time to time, the Company has received notifications from the FDA or other authorities of alleged deficiencies in the Company’s compliance with applicable regulatory requirements. These include FDA warning letters and adverse inspection reports. To date, the Company has been able to address or correct such deficiencies to the satisfaction of the FDA or other authorities and, to the extent deficiencies arise in the future, the Company expects to be able to correct them, but the Company cannot assure that this will be the case. In addition, from time to time, the Company has recalled, or issued safety alerts or advisory notices on, certain of its products. To date, no such recall or safety alert has had a material adverse effect on the Company, but the Company cannot assure that a future recall or safety alert would not have such an effect.

      The Company’s medical devices introduced in the United States market are required by the FDA, as a condition of marketing, to secure a premarket notification clearance pursuant to Section 510(k) of the federal Food, Drug and Cosmetic Act, an approved pre-market approval (“PMA”) application or a supplemental PMA. Alternatively, the Company may seek United States market clearance through a Product Development Protocol approved by the FDA. Establishing and completing a Product Development Protocol, or obtaining a PMA or supplemental PMA, can take up to several years and can involve preclinical studies and clinical testing. In order to perform clinical testing in the United States on an unapproved product, the Company is also required to obtain an investigational device exemption from the FDA. In addition to requiring clearance for new products, FDA rules may require a filing and FDA approval, usually through a PMA supplement or a 510(k) pre-market notification clearance, prior to marketing products that are modifications of existing products or new indications for existing products. While the FDA Modernization Act of 1997, when fully implemented, is expected to inject more predictability into the product review process, streamline post-market surveillance, and promote the global harmonization of regulatory procedures, the process of obtaining such clearances, including complying with evolving regulations related to the operation of clinical trials, electronic signatures and records, and the confidentiality of medical records, can be onerous and costly.

      The Company cannot assure that all the necessary approvals, including approval for product improvements and new products, will be granted on a timely basis, if at all. Delays in receipt of, or failure to receive, such approvals could have a material adverse effect on the Company’s business. Moreover, after clearance is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, have the power to withdraw the clearance or require the Company to change the device, its manufacturing process or its labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. In addition, federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future changes. The Company cannot predict what impact, if any, these changes might have on its business. However, the changes could have a material impact on the Company’s business.

      The Company is also required to register with the FDA as a device manufacturer. As such, the Company is subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements and other regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device before marketing clearance has been received or promoting an approved device for unapproved indications. If the FDA believes that a company is not in compliance with applicable regulations, it can institute proceedings to detain or seize products, issue a warning letter, issue a recall order, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Such actions could have a material impact on the Company’s business. Other regulatory agencies may have similar powers.

      On March 16, 2001, Guidant announced that it took the initiative to voluntarily halt production and sales of its ANCURE System. The Company took this action as a result of its identification of certain deficiencies in the Company’s ANCURE-related regulatory processes and communications with the FDA. These regulatory deficiencies were primarily related to the deployment system of the ANCURE product. The FDA has been notified of these actions and a meeting has been scheduled with the FDA to discuss these issues. Patients who have received the ANCURE ENDOGRAFT implants to date are not affected by these actions. The safety of the implanted product is supported by extensive positive long-term data, as discussed in Item I, Product Descriptions on page 4 of this Form 10-K.

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

Health Care Cost Containment and Third-Party Reimbursement

      The major third-party payers of hospital services in the United States (Medicare, Medicaid, private health care insurance and managed care plans) continue to revise their processes, policies, methodologies and formulae in an attempt to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and discounts in hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company’s products, the Company could be adversely affected. Moreover, third-party payers may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental, or for other reasons. Multiple health care initiatives are being considered at the federal level. Certain states have already made significant changes to their Medicaid programs and have also adopted health care reform.

      Initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries may limit the price of, or the level at which, reimbursement is provided for the Company’s products. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payers is critical to the success of all medical technology companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical technology and devices. Further restrictions on reimbursement of the Company’s customers will likely have an impact on the products purchased by customers and the prices they are willing to pay.

Product Liability and Insurance

      The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability claims. The Company’s products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time or indefinitely. The occurrence of a problem with one of the Company’s products could result in product liability claims and/or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance maintained by the Company has been adequate in relation to claims made against the Company in the past, the Company cannot assure that the amount of this insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the Company’s business, reputation, the Company’s ability to attract and retain customers for its products and the consolidated results of operations of the Company of any one period.

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

Research and Development

      The Company is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The Company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through minimally invasive procedures and in a cost effective manner.

      The Company’s research and development activities are carried out primarily in facilities located in Cupertino, Santa Clara, Menlo Park, and Temecula, California; St. Paul, Minnesota; Redmond, Washington; Houston, Texas; Brussels, Belgium; and Tokyo, Japan. The Company’s research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, the Company has developed alliances with several leading research institutions and universities. The Company also works with leading clinicians around the world in conducting scientific studies on the Company’s products. These studies include clinical trials which provide data for use in regulatory submissions and post market approval studies involving applications of the Company’s products.

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

Executive Officers of the Company

Name	Position	Age

Ronald W. Dollens	President, Chief Executive Officer and Director	54

A. Jay Graf	Group Chairman, Office of the President	53

Ginger L. Graham	Group Chairman, Office of the President	45

Mark C. Bartell	President, U.S. Sales Operations	41

Keith E. Brauer	Vice President, Finance and Chief Financial Officer	52

John M. Capek, Ph.D.	President, Vascular Intervention	39

Mark Harrold	Vice President, Human Resources	55

Beverly A. Huss	President, Endovascular Solutions	41

John C. Jenkins	Vice President and General Counsel	56

Fred McCoy	President, Cardiac Rhythm Management	44

Dana G. Mead, Jr.	President, Japan, Asia/Pacific	41

Rodney R. Nash	Vice President, Corporate Resources and Policy	59

Guido J. Neels	President, Europe, Middle East, Africa and Canada	52

Michael A. Sherman	Corporate Controller and Chief Accounting Officer	34

      A brief summary of the recent business and professional experience of each executive officer is set forth below.

      Ronald W. Dollens Mr. Dollens is President, Chief Executive Officer and a Director of the Company. Previously, he served as President of Eli Lilly & Co.’s (“Lilly”) MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Lilly’s MDD Division and Chairman of the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (“ACS”), from 1990 to 1991. He also held the position of President and Chief Executive Officer of ACS. Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Kinetic Concepts, Inc., Beckman Coulter Corporation, SyneCor, LLC, the Alliance for Aging Research, the Advanced Medical Technology Association (f/k/a HIMA), Healthcare Leadership Counsel, the Technology Network, the Eiteljorg Museum, St. Vincent Hospital Foundation, the Indiana State Symphony Society Board, Butler University, and the Indiana Health Industry Forum.

      A. Jay Graf Mr. Graf is Group Chairman, Office of the President and is responsible for the Company’s operating groups, Cardiac Rhythm Management, Cardiac Surgery, Vascular Intervention and

Endovascular Solutions. Prior to this assignment, Mr. Graf served as President of Cardiac Rhythm Management from 1994 to February 2000. He served as President and Chief Executive Officer of the Company’s subsidiary, Cardiac Pacemakers, Inc. (“CPI”) from 1992 until February 2000. He joined CPI as Executive Vice President and Chief Operating Officer in 1990. Mr. Graf has also held the position of Senior Vice President of Operations at Physio-Control Corporation. Additionally, Mr. Graf held the positions of Vice President of Sales and Technical Services and Vice President of Marketing and Communications at Physio-Control Corporation. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Medical, Inc.

      Ginger L. Graham Ms. Graham is Group Chairman, Office of the President and is responsible for the activities of the Company’s geographic operations in the United States, Europe, Japan and Emerging Markets. Previously, Ms. Graham served as President of Vascular Intervention, a position she held since the Company was formed in 1994 until February 2000. She served as President and Chief Executive Officer of ACS from 1993 until February 2000. She served as a Director of Pharmaceutical Sales for Lilly in 1992 and was Director of Corporate Pharmaceutical Strategic Planning from 1989 to 1991. Ms. Graham joined Lilly in 1979. Ms. Graham is a director of Amylin Pharmaceuticals, Inc. and COR Therapeutics, Inc., and is a director and Chairman of the California Healthcare Institute. She also serves on the board for the Silicon Valley Chapter of the American Heart Association and is a member of the Committee of 200.

      Mark C. Bartell Mr. Bartell is President, U.S. Sales Operations. Prior to this assignment, he served as Vice President of Marketing for Cardiac Rhythm Management from 1997 to February 2000. He served as Vice President and General Manager of Guidewires for Vascular Intervention from 1995 to 1997. Mr. Bartell joined CPI in 1985 as a financial analyst. He held positions in new product planning, research and development, product management and as a sales representative.

      Keith E. Brauer Mr. Brauer is Vice President, Finance and Chief Financial Officer for the Company. Previously, he served as Executive Director of Finance and Chief Accounting Officer of Lilly from 1992 to 1994. Mr. Brauer was Executive Director of International Finance of Lilly from 1988 to 1992 and Director of Corporate Affairs of Lilly from 1986 to 1988. Additionally, he held the positions of Vice President of Finance and Treasurer for Physio-Control Corporation, and Controller for Elizabeth Arden, both former Lilly subsidiaries. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a trustee of the Indianapolis Museum of Art and is a member of the Board of Directors of Community Hospitals of Indiana, Inc., and the Advanced Research and Technology Institute of Indiana University. Mr. Brauer also serves on the University of Michigan Business School Corporate Advisory Board.

      John M. Capek, Ph.D. Dr. Capek is President, Vascular Intervention. Previously, Dr. Capek was the Vice President and General Manager of the Company’s German Operations. He served in this position from 1997 to February 2000. Dr. Capek served as Vice President, Marketing for Cardiac Rhythm Management from 1991 to 1997. Dr. Capek joined Lilly’s MDD division in 1987 and in 1990 served as Director of New Product Planning.

      Mark Harrold As of January 1, 2001, Mr. Harrold is Vice President of Human Resources for the Company. Previously, Mr. Harrold served as Vice President, Guidant Sales Corporation, Northeast Area. He held this position from 1995 to December 2000. Prior to that assignment, he served as Vice President of CPI Sales with responsibility for the United States, Canada and South America from 1992 to 1995. From 1989 to 1992, Mr. Harrold served as Director of Human Resources for CPI, which is now part of Guidant’s Cardiac Rhythm Management Group. Mr. Harrold joined Lilly in 1974 and has held positions of increasing responsibility in marketing, pricing, human resources, key account management and sales management.

      Beverly A. Huss Ms. Huss is President, Endovascular Solutions. Previously, Ms. Huss served as Vice President, Global Marketing, Guidant Vascular Intervention, a position she held from January to November 2000. She served as Vice President and General Manager, Latin America and Canada from June 1998 to January 2000. Prior to that assignment, Ms. Huss was the Vice President and General Manager, Stents from August 1995 to June 1998. Ms. Huss joined Guidant’s VI Group in 1986 and has held various positions within the group, including Director PTA and Guidewires and Director, Drug Delivery Stents. Ms. Huss served as the American Heart Association Chairperson for the Silicon Valley Heart Walk.

      John C. Jenkins Mr. Jenkins joined Guidant in October 2000 as Vice President and General Counsel. He retired from Eli Lilly and Company in February 2000 as Deputy General Counsel, a position he had held since February 1995. In addition, he served as General Counsel of Lilly USA, Lilly’s U.S. pharmaceutical business from June 1998 until February 2000. In his nearly 26 years with Lilly, Mr. Jenkins held numerous legal positions, including ones that involved product and patent litigation, U.S. regulatory, international, securities, and commercial matters. Mr. Jenkins serves as a director of the Eagle Creek Park Foundation.

      Fred McCoy Mr. McCoy is President, Cardiac Rhythm Management. Prior to this assignment, he served as President of Asia Pacific Operations from 1997 to April 2000. Previously, he served as Vice President, U.S. Operations West from 1995 to 1997. Mr. McCoy was General Manager, Northwest Operations for the MDD division of Lilly from 1993 to 1995. Additionally, he held the position of Chief Financial Officer of CPI from 1991 to 1993. Mr. McCoy joined Lilly in 1981. He recently served as Chairman of the American Chamber of Commerce in Japan SubCommittee on Medical Equipment and Supplies. Mr. McCoy serves on the Alumni Advisory Board of the Kellogg Graduate School of Management at Northwestern University and on the Boards of Trustees of St. Andrews Presbyterian College and of the Minnesota Medical Foundation.

      Dana G. Mead, Jr. Mr. Mead is President, Japan, Asia/ Pacific. Previously, he held the position of Vice President and General Manager, Stents, Vascular Intervention, from 1998 to February 2000. Since joining the Company in 1992, Mr. Mead has held various sales and marketing roles, including Director of Marketing and Director of Sales, Cardiac & Vascular Surgery, from 1994 to 1996. In 1996, he was promoted to Vice President, Global Marketing, Cardiac & Vascular Surgery. Mr. Mead served in this position through 1997. From 1997 to 1998, Mr. Mead served as Vice President and General Manager of Cardiac & Vascular Surgery.

      Rodney R. Nash Mr. Nash is Vice President, Corporate Resources and Policy for the Company, which includes management committee responsibility for Corporate Communications and Public Policy. Prior to this assignment, Mr. Nash served as President, Japan and Asia/ Pacific from 1992 to 1996. He joined Lilly in 1972 and has held various assignments in sales, marketing and general management, including Director of Marketing, Eli Lilly (Philippines); District Sales Manager, Long Island, New York; General Manager, Eli Lilly (Taiwan); Executive Director of International Sales and Marketing, IVAC Corporation; and President of the MDD Division, Eli Lilly Japan. While in Tokyo, he served as chairman of the American Chamber of Commerce in Japan’s Medical Equipment and Supply SubCommittee, dealing with U.S./ Japan medical equipment trade issues. Currently, Mr. Nash serves on the board of the Indianapolis Convention and Visitors Association and the Kelley School of Business Board of Visitors at Indiana University.

      Guido J. Neels Mr. Neels serves as President, Europe, Middle East, Africa and Canada. He served as Vice President, Global Marketing for Vascular Intervention from 1996 to December 1999. Prior to serving in that position, he was Managing Director, Guidant Germany and Central Europe from 1993 to 1996. Mr. Neels joined Lilly in 1982 and held various sales and marketing positions in the United Kingdom, The Netherlands and the United States. He joined the MDD division of Lilly in 1989 and held general management positions in the U.K. and Germany.

      Michael A. Sherman Mr. Sherman is Corporate Controller and Chief Accounting Officer for the Company. He served as Director of Finance for Guidant Sales Corporation from March 1997 to March 2000. Prior to that, he served as Director of Corporate Financial Planning for the Company from 1994 to March 1997. Mr. Sherman joined Lilly in 1988. He has held positions in audit, domestic and international financial planning and reporting, business development, and treasury while with Lilly and the Company.

Employees

      As of December 31, 2000, the Company had approximately 9,252 full-time employees, including approximately 2,211 employees outside the United States. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility in dealing with fluctuations in volume during periods of high sales growth and through new product transfers to manufacturing.

      None of the Company’s employees are represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be excellent.

Financial Information Relating to Classes of Products

      Financial information relating to classes of products, set forth in the Company’s 2000 Annual Report to Shareholders at page 54 under “Notes to Consolidated Financial Statements, Note 11 — Segment Information,” is incorporated herein by reference.

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

Financial Information Relating to Foreign and Domestic Operations

      Financial information relating to foreign and domestic operations, set forth in the Company’s 2000 Annual Report to Shareholders at page 54 under “Notes to Consolidated Financial Statements, Note 11 — Segment Information,” is incorporated herein by reference.

      Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in the Company’s overall operations abroad. The Company cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on its future operations or what other restrictions may be imposed in the future.

Item 2.  PROPERTIES

      As of December 31, 2000, the Company owned or leased the following principal facilities:

			Leased
		Approximate	or
Location	Type of Facility	Square Feet	Owned

Basingstoke, UK	Administration	24,000	Leased

Brussels, Belgium	Administration and CRM research	68,000	Leased

Clonmel, Ireland	Manufacturing	155,000	Owned

Cupertino, CA	C&VS manufacturing, research and development, administrative, quality assurance, sales and marketing, and warehouse	34,500	Leased

Dorado, PR	CRM and C&VS manufacturing and administration	124,000	Owned

Houston, TX	VI research and development, manufacturing and administration	22,500	Leased

			Leased
		Approximate	or
Location	Type of Facility	Square Feet	Owned

Indianapolis, IN	Administration	30,000	Leased

Menlo Park, CA	Endovascular Solutions and Cardiac Surgery manufacturing, research and development, administration, sales and marketing and warehouse	200,000	Leased

Pearland, TX	VI manufacturing and administration	10,000	Leased

Redmond, WA	CRM research and development	35,000	Leased

Santa Clara, CA	VI manufacturing, research and development, administration, and sales and marketing	370,000	Owned

St. Paul, MN	CRM manufacturing, research and development, administration and sales and marketing	464,000	Owned

St. Paul, MN	CRM lead development and administration	139,000	Leased

St. Paul, MN	CRM packaging, shipping and warehouse	25,000	Leased

Temecula, CA	VI manufacturing and research and development; CRM research and development	500,000	Owned

Tokyo, Japan	Regulatory affairs, research and development, quality assurance, administration and sales and marketing	21,000	Leased

Tokyo, Japan	Warehouse	14,000	Leased

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

      The Company currently has a number of disputes with Boston Scientific Corporation (“BSC”) and its subsidiary, SciMed Life Systems, Inc. (“SciMed”). On May 17, 2000, the Company and BSC agreed on a settlement structure covering all patent litigation pending between the two companies. The parties agreed to dismiss all litigation, except the appeals pending in the following lawsuits:

A.	The lawsuit filed on August 12, 1998, by ACS and Guidant Sales Corporation (“GSC”) against SciMed and BSC in the Southern District of Indiana alleging that SciMed’s NIR stent infringes certain patents. In the lawsuit ACS is seeking injunctive relief and monetary damages. On June 28, 2000, the court granted BSC’s and SciMed’s motion for summary judgment of non-infringement and entered a final judgment dismissing the case. The Company has appealed this decision.

B.	The lawsuit originally filed on May 31, 1994 by SciMed against ACS in the Northern District of California alleging that the ACS RX ECLIPSE Coronary Dilatation Catheter infringes certain patents of SciMed. SciMed subsequently amended the complaint to allege infringement by the

ACS RX MULTI-LINK Coronary Stent System. SciMed appealed the court’s order granting ACS’ motion for summary judgment of non-infringement. On March 14, 2001, the United States Court of Appeals for the Federal Circuit affirmed the decision of the District Court granting ACS’ motion for summary judgment of non-infringement.

      The Company currently has a number of disputes with Medtronic, Inc. (“Medtronic”), and its subsidiary Medtronic AVE, including the following:

A.	On October 10, 1995, ACS filed suit against Medtronic in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes a patent of ACS. In addition, on March 12, 1996, ACS filed a separate lawsuit alleging that the product infringes another patent of ACS. Both lawsuits have been consolidated. On August 25, 1999, the court granted ACS’ motions for summary judgment of infringement, validity and enforceability of the patent. A jury trial was held on ACS’ claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded ACS $5.4 million in damages. The court held a hearing on December 15, 1999 on ACS’ requests for injunctive relief, enhanced damages, pre-judgment interest, costs, and to declare the case exceptional and on Medtronic’s motion for a new trial. On April 14, 2000, the court granted ACS’ request for enhanced damages and denied Medtronic’s request for a new trial. Medtronic has appealed this decision.

B.	On November 6, 1997, Medtronic filed a lawsuit against ACS in the United States District Court for Minnesota alleging that the ACS RX MULTI-LINK Coronary Stent infringed a patent owned by Medtronic. Medtronic amended its complaint on August 27, 1998 to add Guidant as a defendant. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS’ and Guidant’s motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was then entered on January 12, 2000. Medtronic appealed, and the hearing on the appeal occurred in January 2001. Medtronic filed a second lawsuit on May 17, 1999 to add allegations that the ACS MULTI-LINK RX DUET Coronary Stent System, the ACS MULTI-LINK OTW DUET Coronary Stent System, the ACS MULTI-LINK SOLO Coronary Stent and the ACS MEGALINK Stent infringe the same patent. In this new complaint, as well as the complaint in the earlier action, Medtronic seeks injunctive relief and monetary damages. In view of the appeal of the Final Judgment of non-infringement in the first lawsuit, the parties have agreed to a stay of all actions in the second lawsuit pending the outcome of the appeal.

C.	On December 24, 1997, ACS filed suit against Medtronic AVE in the United States District Court for the Northern District of California alleging infringement of three patents of ACS by certain Medtronic AVE stents. This case was subsequently transferred to the District Court of Delaware. On April 10, 1998, ACS filed another suit against Medtronic AVE alleging infringement of an additional ACS patent. The lawsuits have now been consolidated. In the lawsuits, ACS is seeking injunctive relief and monetary damages. The court approved a joint motion to stay the litigation until September 2002.

D.	On February 18, 1998, Medtronic AVE filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate ACS stent patents asserted against Medtronic AVE. The court approved a joint motion to stay the litigation until September 2002.

E.	On December 23, 1999, ACS brought suit against Medtronic, Inc. and Medtronic AVE, Inc. (collectively, “Medtronic”) in the Northern District of California alleging that the S660 and S670 Rapid Exchange Coronary Stent Systems infringe a patent of ACS. Additionally, on December 28, 1999, ACS filed a Notice of Arbitration with the American Arbitration Association. The lawsuit has been stayed pending the outcome of the arbitration. An arbitration hearing was held in February 2001 and a decision is expected in mid-2001.

F.	On February 7, 2000, Medtronic filed suit against the Company and CTS in the Northern District of California. The lawsuit alleges false advertising, unfair competition and patent infringement by Guidant and CTS for making, using and selling the VORTEX Stabilization System. In the lawsuit, Medtronic is seeking injunctive relief, damages, attorneys’ fees and costs. On March 30, 2000, the Company and CTS filed an answer asserting invalidity and non-infringement of Medtronic’s patents and filed a counterclaim alleging infringement of a CTS patent involving similar technology.

G.	On June 15, 2000, Medtronic filed a declaratory judgment action against the Company and Cardiac Pacemakers, Inc. (“CPI”), a wholly owned subsidiary of the Company, in the United States District Court for Minnesota requesting that the court rule that Medtronic does not infringe seven of CPI’s patents for atrial fibrillation technology or that these patents are not valid. Guidant has asserted a counter claim for infringement on one of the patents. On November 13, 2000, the Company and CPI filed suit against Medtronic in the District Court alleging that Medtronic infringed two of CPI’s patents for atrial fibrillation technology. On December 6, 2000, these two cases were consolidated.

      The Company currently has a number of disputes with J&J and its subsidiary, Cordis Corporation (“Cordis”). On April 3, 2000, the Company and Cordis agreed to dismiss all patent litigation between the companies and to resolve remaining disputes in future arbitration proceedings. As part of the agreement, each party received licenses to the other’s patents involved in the disputes. The arbitration proceedings will determine what, if any, payments need to be made. The arbitration proceedings will cover the following disputes:

A.	Cordis has asserted that Guidant infringes Cordis’ Palmaz/ Schatz patents. In the arbitration, Cordis is allowed to assert up to six claims from the following United States patents: 5,102,417; 4,733,762; and 5,902,332. Further, Cordis is allowed to assert the claims against one of the following products: MULTI-LINK; MULTI-LINK DUET; or MEGALINK. The timing of the arbitration hearing depends on the timing of the lawsuits filed by Cordis against Boston Scientific and Medtronic AVE on the Palmaz/ Schatz patents.

B.	Cordis has asserted that Guidant infringes Cordis’ Pinchuk patents. Cordis is allowed to assert up to six claims from the following United States patents: 5,156,612; 5,304,197; 5,449,371; and 5,738,653. The following products will be subject to the arbitration: ROCKET, GEMINI, SOLARIS AND CROSSSAIL dilatation catheters. The arbitration process regarding the Pinchuk patents began in October 2000 and the arbitration hearing is expected to take place in mid-2001.

C.	Guidant has asserted that Cordis infringes Guidant’s Lau/ Lam patents.

D.	Guidant has asserted that Cordis infringes Guidant’s Lau and Lam patents. Guidant is allowed to assert up to six claims from the following United States patents: 5,421,955; 5,514,154; 5,603,721;5,728,158; 5,569,295; and 5,649,952. The following products will be subject to the arbitration: CROWN, MINI-CROWN, CROSS FLEX L.C., CROSS FLEX, BX VELOCITY AND OMNI BX stents.

      Additionally, Guidant and J&J agreed that certain potential disputes would also be resolved through arbitration.

      The Company currently has a number of disputes with General Surgical Innovations, Inc. (“GSI”), including the following:

A.	On May 28, 1996, Origin Medsystems, Inc. (“Origin”), a wholly-owned subsidiary of the Company, filed suit against GSI in the Northern District of California alleging that GSI’s Spacemaker balloon products infringe an Origin patent. In the lawsuit, Origin is seeking injunctive relief and monetary damages. On April 20, 1998, the court granted GSI’s motion that the Origin patent was obtained by inequitable conduct. On November 2, 1998, the Court awarded GSI its attorney’s fees. Origin appealed both decisions. On July 16, 1999, the Court of Appeals for the Federal Circuit vacated the summary judgment of inequitable conduct and remanded the case to the district court for further proceedings. On August 31, 1999, the Federal Circuit vacated the award of attorneys’ fees. On November 30, 2000, the District Court granted Origin’s motion to dismiss the case with each side to bear its own costs and fees. GSI has appealed this decision.

B.	On June 4, 1996, GSI filed suit against Origin in the Northern District of California alleging that Origin’s VASOVIEW Balloon Dissection System, Preperitoneal Distention Balloon Systems, and Extraview Balloon Systems infringe a patent owned by GSI. GSI’s motion for summary judgment of infringement was granted on October 29, 1998, and a trial was held on the validity of the GSI patent, willful infringement and damages. On February 8, 1999, the jury held the patent valid, that Origin’s infringement was willful and awarded GSI approximately $12.9 million in damages. GSI filed post-trial motions seeking injunctive relief, enhancement of damages and a declaration that the case was exceptional so as to provide a basis for an award of attorney’s fees. By an order and judgment entered on April 16, 1999, the court declined GSI’s requests to enhance damages and to declare the case exceptional. The court issued an injunction, enjoining sales of the accused Origin products for use in the United States. Origin appealed the issues of infringement and willfulness, and GSI appealed the issues of infringement, enhanced damages and attorney’s fees. On July 10, 2000, the Federal Circuit Court of Appeals vacated the infringement and willful infringement determinations and denied GSI’s appeal to enhance damages and remanded the case to the District Court for further proceedings.

C.	On September 24, 1997, GSI filed a second suit against Origin in the Northern District of California alleging that Origin’s VASOVIEW Balloon Dissection System infringes another patent owned by GSI. GSI is seeking injunctive relief and monetary damages. On July 6, 1999, GSI amended its complaint to add an additional patent and Origin’s PDB and Extraview Systems to the suit. On July 19, 1999, the District Court entered an order staying all proceedings pending the outcome of the appeal in the first case GSI brought against Origin. Following the outcome of the appeal in the first case by GSI, the District Court lifted the stay.

      The Company currently has a number of disputes with St. Jude Medical, Inc. (“St. Jude”), including the following:

A.	On May 3, 1996, Pacesetter, Inc. (“Pacesetter”), a subsidiary of St. Jude, filed a lawsuit against Cardiac Pacemakers, Inc. (“CPI”), a wholly-owned subsidiary of the Company, which is currently pending in the United States District Court for Minnesota. The complaint, as subsequently amended, alleged infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The lawsuit sought injunctive relief, unspecified monetary damages, and an award of attorney’s fees. On December 16, 1998, following a trial on the merits, the jury returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers for certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.675 million, which the Company has accrued, plus royalties and interest. The court currently is considering (1) Pacesetter’s request for an injunction, (2) Pacesetter’s request to overturn the jury’s verdict of no liability on one patent, and (3) the Company’s request that the court overturn the jury’s verdict of liability and declare Pacesetter’s patent not infringed and invalid.

B.	On November 26, 1996, the Company, CPI, GSC and Lilly filed a patent infringement suit against St. Jude and its subsidiaries, Pacesetter, Inc. and Ventritex, Inc. (collectively, “St. Jude”), in the United States District Court for the Southern District of Indiana (the “Indiana Action”). In the complaint, as amended, the Company alleges that all of St. Jude’s defibrillator products are the same or similar to certain Ventritex devices, which Ventritex admitted infringed valid, enforceable claims of certain fundamental U.S. defibrillator patents licensed to CPI. Among other defenses to this action, St. Jude claimed that it had a license to these patents because it acquired, in 1996, certain assets and stock of several Telectronics companies, including rights under a license agreement (the “Telectronics Agreement”) entered into in 1994 among CPI, Lilly, and certain entities affiliated with Telectronics Holdings Ltd. (“Telectronics”). The Company asserted that licensing rights under the Telectronics Agreement did not transfer to St. Jude, and the purported transfer of the Telectronics Agreement to St. Jude was null and void under the terms of the Telectronics Agreement. The complaint seeks an injunction against further sales of infringing defibrillator products, damages for past sales and a finding of willful infringement. The Indiana Action had been stayed to allow an arbitrator to rule on the validity of the purported transfer of the Telectronics Agreement. The question of the validity of the purported transfer of the Telectronics Agreement was arbitrated in a proceeding involving the Company, CPI, GSC, Lilly and Telectronics. On July 10, 2000, the arbitrator determined in a Final Award that St. Jude’s 1996 acquisition of certain Telectronics’ assets and stock did not satisfy the transfer requirements of the License Agreement and that the purported transfer of the Telectronics Agreement to St. Jude was null and void. The United States District Court for the Southern District of Indiana lifted the stay on August 4, 2000. Trial is scheduled to begin in June 2001. The Company is pursuing its patent infringement claims against St. Jude’s defibrillator products in the Indiana Action. The District Court found that one of CPI’s patents was invalid. The Company has appealed this decision.

C.	On November 26, 1996, the Company, CPI and GSC, and Lilly filed suit (the “State Court Case”) against St. Jude, Pacesetter, Ventritex, and the Telectronics Parties (as defined above) in the Marion Superior Court, State of Indiana, alleging (among other things) that the Telectronics Agreement (as defined above) did not transfer to Pacesetter when Pacesetter purchased certain assets of the Telectronics Parties in 1996. The lawsuit seeks declaratory and injunctive relief to prevent and invalidate the purported transfer of the Telectronics Agreement to Pacesetter. On June 12, 1998, the Company, CPI, GSC, and Lilly requested a voluntary stay of the State Court Case pending completion of the arbitration, which was granted on June 19, 1998.

D.	On March 31, 1999, Pacesetter filed suit against GSC and CPI in the Central District of California alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. In the lawsuit, Pacesetter is seeking injunctive relief and unspecified monetary damages. On February 9, 2001, the District Court dismissed the case with leave to reinstate within 60 days.

      On February 1, 1999, Deborah Charms filed suit against Medtronic, the Company and CPI in the United States District Court for the Western District of Texas alleging that unspecified defibrillation products of Medtronic and CPI infringe a patent owned by Charms. On February 3, 2000, the court entered an order that all claims alleged by Charms to have been infringed by the Company and CPI were invalid and granted the defendants’ motion for summary judgment. Charms appealed to the Court of Appeals for the Federal Circuit. On February 8, 2001, the Court of Appeals issued a Summary Affirmance of the District Court’s decision invalidating the patent.

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

      During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

Part II

Item 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) and the Pacific Exchange, Inc. (“PCX”). Information relating to the high and low sales prices per share of the Company’s common stock, as reported in the consolidated transactions reporting system on the NYSE set forth in the Company’s 2000 Annual Report to Shareholders under “Notes to Consolidated Financial Statements, Note 14 — Selected Quarterly Information (Unaudited),” at page 58 is incorporated herein by reference.

      During each quarter of 1998, the Company paid a quarterly cash dividend of $0.00625 per share of the Company’s common stock, as adjusted for the Company’s two-for-one stock splits which were effective in September 1997 and January 1999. In December 1998, the Company’s Board of Directors voted to discontinue future dividend payments on the Company’s common stock.

      As of March 12, 2001, the approximate number of record holders of the Company’s common stock was 5,726.

Item 6.  SELECTED FINANCIAL DATA

      Selected financial data for each of the Company’s five most recent fiscal years, set forth in the Company’s 2000 Annual Report to Shareholders under “Selected Consolidated Financial Data,” at page 59, is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management’s Discussion and Analysis of Results of Operations and Financial Condition, set forth in the Company’s 2000 Annual Report to Shareholders under “Operating Results” (pages 31-37), “Liquidity and Financial Condition” (pages 37-38), and “Regulatory and Other Matters” (pages 39-40), is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information related to quantitative and qualitative disclosures about market risk, set forth in the Company’s 2000 Annual Report to Shareholders under “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Market Risk Disclosures” (pages 38-39), is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and its subsidiaries, listed in Item 14(a)1 and included in the Company’s 2000 Annual Report to Shareholders at pages 41-44 (Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows), and pages 45-58 (Notes to Consolidated Financial Statements) and the Report of Independent Auditors set forth in the Company’s 2000 Annual Report to Shareholders at page 60, are incorporated herein by reference.

      Information on quarterly results of operations, set forth in the Company’s 2000 Annual Report to Shareholders under “Notes to Consolidated Financial Statements, Note 14 — Selected Quarterly Information (Unaudited),” at page 58, is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to the Company’s directors, set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2001 (“Proxy Statement”), under “Items to Be Voted On — Item 1. Election of Directors,” is incorporated herein by reference. Information relating to the Company’s executive officers is set forth at pages 13-15 of this Form 10-K under “Executive Officers of the Company.” Information relating to directors and executive officers compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Proxy Statement under “Common Stock Ownership of Directors and Executive Officers and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

      Information relating to executive compensation, set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2001, under “Executive Compensation,” is incorporated herein by reference, except that the Transaction with Executive Officer section, the Compensation Committee Report and Performance Graph are not so incorporated.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to ownership of the Company’s common stock by persons known by the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2001, under “Common Stock Ownership of Directors and Executive Officers and Certain Beneficial Owners” is incorporated herein by reference, except that the “Section 16(a) Beneficial Ownership Reporting Compliance” section is not so incorporated.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information relating to transactions with the directors or executive officers of Guidant or certain other persons set forth in Guidant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2001, under “Executive Compensation — Transaction with Executive Officer,” is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries, included in the Company’s 2000 Annual Report to Shareholders at the pages indicated in parentheses, are incorporated by reference in Item 8:

Consolidated Statements of Income — Years Ended December 31, 2000, 1999 and 1998 (page 41)

Consolidated Balance Sheets — December 31, 2000 and 1999 (page 42)

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2000, 1999 and 1998 (page 43)

Consolidated Statements of Cash Flows — Years Ended December 31, 2000, 1999, and 1998 (page 44)

Notes to Consolidated Financial Statements (pages 45-58)

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

(a)3.  Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant.(1)
3.2	By-Laws of the Registrant.*
4.1	Specimen of Certificate for Common Stock.(2)
10.1	Rights Agreement dated as of October 17, 1994 between the Company and Bank One, Indianapolis, N.A.(2)
10.2	Tax Sharing Agreement dated as of November 30, 1994 between Eli Lilly and Company and the Company.(2)
10.3	Sublicense Agreement dated as of October 18, 1994 between Eli Lilly and Company and Cardiac Pacemakers, Inc.(2)
10.4	Settlement Agreement dated as of January 13, 1992 between Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc.(2)
10.5	Settlement Agreement dated as of April 4, 1998 between Advanced Cardiovascular Systems, Inc. and C. R. Bard, Inc.(3)
10.6	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc.(2)
10.7	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc.(2)
10.8	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.(2)
10.9	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.(2)
10.10	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc.(2)
10.11	Purchase Contract dated as of January 1, 1991 between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc.(2)
10.12	Purchase Contract Extension between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc., effective as of January 1, 1996.(4)
10.13	Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski.(2)
10.14	Amendment to Exclusive License Agreement dated as of January 10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski.(2)

10.15	First Addendum to the Exclusive License Agreement dated as of June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski.(2)
10.16	Second Addendum to the Exclusive License Agreement dated as of April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski.(2)
10.17	Third Addendum to the Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski.(2)
10.18	Fourth Addendum to the Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski.(2)
10.19	Fifth Addendum to the Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski.(2)
10.20	Sixth Addendum to the Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/ Intec., Inc. and Intec Systems, Inc.(2)
10.21	Guidant Corporation 1994 Stock Plan.*#
10.22	Guidant Corporation 1996 Nonemployee Director Stock Plan.*
10.23	Guidant Corporation 1998 Stock Plan.(5)#
10.24	Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995.(4)#
10.25	Guidant Corporation Change in Control Plan for Select Employees.(6)
10.26	Guidant Corporation Excess Benefit Plan — Savings.*#
10.27	Guidant Corporation Excess Benefit Plan — Retirement.*#
10.28	Agreement and Plan of Merger, dated as of August 30, 1999, among the Company, Clydesdale Acquisition Corp. and CardioThoracic Systems, Inc.(7)
10.29	Five-Year Credit Agreement dated as of August 26, 1998 among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent.(3)
10.30	364-Day Credit Agreement dated as of August 23, 2000, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent.(8)
10.31	Underwriting Agreement, dated February 11, 1999 among the Company and certain Underwriters relating to the issuance and sale by the Company of $350,000,000 aggregate principal amount of its 6.15% notes due 2006.(9)
10.32	Master License Agreement dated April 3, 2000, by and among Cordis Corporation, the Company, and their respective affiliates [Portions of the Agreement have been omitted pursuant to a request for confidential treatment.](10)
11.1	Statement regarding computation of per share earnings set forth in the Company’s 2000 Annual Report to Shareholders under “Notes to Consolidated Financial Statements, Note 6 — Earnings (Loss) Per Share” at page 51, is incorporated herein by reference.
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.*
13.1	Annual Report to Shareholders for the year ended December 31, 2000 (portions incorporated by reference into this Form 10-K).*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Auditors.*
99.1	Factors Affecting Future Operating Results.*

(1)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

(2)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Registration Statement on Form S-1, File No. 33-83934.

(3)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(4)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s 1998 Proxy Statement.

(6)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

(7)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Registration Statement on Form S-4, File No. 333-89085.

(8)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(9)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Form 8-K dated February 17, 1999.

(10)	Incorporated herein by reference to the identical exhibit filed as part of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

*	Filed herewith.

#	Management compensation plan.

(b)  Reports on Form 8-K

      The Company did not file any Reports on Form 8-K in the fourth quarter of 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guidant Corporation

By:	/s/RONALD W. DOLLENS

Ronald W. Dollens

      March 19, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. CORNELIUS James M. Cornelius	Chairman of the Board and Director	March 19, 2001
/s/ RONALD W. DOLLENS Ronald W. Dollens	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2001
/s/ KEITH E. BRAUER Keith E. Brauer	Vice President, Finance and Chief Financial Officer (principal financial officer)	March 19, 2001
/s/ MICHAEL A. SHERMAN Michael A. Sherman	Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 19, 2001
/s/ KIM B. CLARK Kim B. Clark, Ph.D.	Director	March 19, 2001
/s/ MAURICE A. COX, JR. Maurice A. Cox, Jr.	Director	March 19, 2001
/s/ ENRIQUE C. FALLA Enrique C. Falla	Director	March 19, 2001
/s/ MICHAEL GROBSTEIN Michael Grobstein	Director	March 19, 2001
/s/ J. B. KING J.B. King	Director	March 19, 2001

Signature	Title	Date

/s/ SUSAN B. KING Susan B. King	Director	March 19, 2001
/s/ J. KEVIN MOORE J. Kevin Moore	Director	March 19, 2001
/s/ MARK NOVITCH Mark Novitch, M.D.	Director	March 19, 2001
/s/ EUGENE L. STEP Eugene L. Step	Director	March 19, 2001
/s/ RUEDI E. WÄGER Ruedi E. Wäger, Ph.D.	Director	March 19, 2001

Guidant Corporation and Subsidiaries

Schedule II. Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charges		Balance at
	Beginning	and		End of
Description	of Period	Expenses	Deductions(1)	Period

Year Ended December 31, 1998

Allowance for inventory obsolescence	$25.8	$16.3	$(19.1)	$23.0

Allowance for doubtful accounts	9.4	15.6	(5.1)	19.9

Totals	$35.2	$31.9	$(24.2)	$42.9

Year Ended December 31, 1999

Allowance for inventory obsolescence	$23.0	$31.9	$(21.3)	$33.6

Allowance for doubtful accounts	19.9	4.1	(8.5)	15.5

Totals	$42.9	$36.0	$(29.8)	$49.1

Year Ended December 31, 2000

Allowance for inventory obsolescence	$33.6	$37.8	$(37.1)	$34.3

Allowance for doubtful accounts	15.5	6.5	(3.7)	18.3

Totals	$49.1	$44.3	$(40.8)	$52.6

(1)	Write-offs of obsolete units or uncollectible accounts.

F-1

EXHIBIT LIST

3.2	By-Laws of the Registrant

10.21	Guidant Corporation 1994 Stock Plan

10.22	Guidant Corporation 1996 Nonemployee Director Stock Plan

10.26	Guidant Corporation Excess Benefit Plan — Savings

10.27	Guidant Corporation Excess Benefit Plan — Retirement

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

13.1	Annual Report to Shareholders for the Year Ended December 31, 2000 (portions incorporated by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Auditors

99.1	Factors Affecting Future Operating Results