Form 10-Q
period 2001-03-31
GUIDANT CORP
filed 2001-05-14
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2001


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


Yes   X           No
    -----           -----



The number of shares of common stock outstanding as of May 8, 2001:

              Class                        Number of Shares Outstanding
              -----                        ----------------------------
             Common                                306,997,630

                                     PART I
                              FINANCIAL INFORMATION


Item 1.   Financial Statements


                               GUIDANT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per-share data)
                                   (unaudited)


                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -------------------------
                                                     2001             2000
                                                     ----             ----

Net sales......................................     $671.0           $630.7

Cost of products sold..........................      169.5            140.8
                                                     -----           ------

       Gross profit............................      501.5            489.9

Research and development.......................       90.7             86.4
Sales, marketing, and administrative...........      203.1            185.6
Interest, net..................................        9.4             13.4
Royalties, net.................................        9.8             14.0
Amortization...................................       10.8             11.5
Other, net.....................................        1.4              0.3
Foundation contribution........................         --             10.8
Litigation settlement gain, net................         --            (10.8)
Special charge.................................       25.0               --
                                                     ------          -------


Income before income taxes.....................      151.3            178.7

Income taxes...................................       40.1             59.9
                                                      ----             ----


       Net income..............................     $111.2           $118.8
                                                    ======           ======

Earnings per share - basic.....................      $0.37            $0.39
                                                     =====            =====

Earnings per share - diluted...................      $0.36            $0.38
                                                     =====            =====


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)



                                                      MARCH 31,     DECEMBER 31,
                                                        2001            2000
                                                   --------------  -------------
                                                    (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents........................      $180.0         $163.0

Short-term investments...........................         5.6            5.6

Accounts receivable, net of allowances
       of $20.6(2001) and $18.3(2000)............       582.2          587.8

Other receivables................................        34.5           23.4

Inventories......................................       208.4          225.6

Deferred income taxes............................       136.5          137.1

Prepaid expenses.................................        27.9           19.8
                                                         ----           ----

       Total Current Assets......................     1,175.1        1,162.3



OTHER ASSETS
Goodwill, net of allowances
       of $123.1(2001) and $132.8(2000)..........       445.1          451.3

Other intangible assets, net of allowances
       of $51.9(2001) and $47.7(2000)............       190.1          191.2

Deferred income taxes ...........................        48.3           52.0

Investments......................................        38.2           38.7

Sundry ..........................................        52.2           50.4

Property and equipment, net of accumulated
       depreciation of $411.9 (2001) and
       $403.7 (2000).............................       584.4          575.5
                                                        -----          -----

                                                     $2,533.4       $2,521.4
                                                     ========       ========


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                                     MARCH 31,            DECEMBER 31,
                                                                       2001                   2000
                                                               -------------------     ------------------
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.........................................             $55.4                  $59.2

Employee compensation....................................              76.3                  126.8

Other liabilities........................................             140.7                  139.3

Income taxes payable.....................................              98.1                   83.9

Short-term debt..........................................             350.0                  300.0
                                                                      -----                  -----

       Total Current Liabilities.........................             720.5                  709.2


NONCURRENT LIABILITIES
Long-term debt...........................................             379.2                  508.9

Other  ..................................................             117.6                  119.8
                                                                      -----                  -----

                                                                      496.8                  628.7

Commitments and contingencies............................               --                     --

SHAREHOLDERS' EQUITY
Common stock, no par value:
    Authorized shares:          1,000,000,000
    Issued shares:              308,952,000 (2001)                    224.2                  214.9
                                308,476,000 (2000)

Additional paid-in capital...............................             181.0                  167.8

Retained earnings........................................           1,017.7                  906.5

Deferred cost, ESOP......................................             (34.4)                 (35.4)

Accumulated other comprehensive income ..................             (72.4)                 (70.3)
                                                                      ------                 ------

                                                                     1,316.1                1,183.5
                                                                     -------                -------

                                                                    $2,533.4               $2,521.4
                                                                    ========               ========

See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Dollars in millions)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2001        2000
                                                            ----        ----

CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income........................................    $111.2       $118.8

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation......................................      22.1         20.2
     Amortization of goodwill and other intangible
       assets..........................................      10.8         11.5
     Provision for inventory and other losses..........      11.5          8.2
     Other noncash expenses, net.......................      16.4         14.3
                                                             ----         ----
                                                            172.0        173.0
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivables, increase.............................     (17.9)       (44.4)
     Inventories, decrease (increase)..................       2.5        (11.3)
     Prepaid expenses and other assets,
        (increase) decrease............................     (11.2)         2.0
     Accounts payable and accrued liabilities,
        decrease.......................................     (52.8)       (23.9)
     Income taxes payable, increase ...................      20.5         41.4
     Other liabilities, increase (decrease)............      19.1        (35.3)
                                                             ----        ------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............     132.2        101.5

INVESTING ACTIVITIES:
     Additions of property and equipment, net..........     (34.6)       (27.6)
     Purchases of available-for-sale investments.......      (1.0)        (0.3)
     Sale/maturity of investments......................       1.2          0.1
     Additions of other assets, net....................      (3.0)        (9.3)
                                                             -----        -----

NET CASH USED FOR INVESTING ACTIVITIES.................     (37.4)       (37.1)

FINANCING ACTIVITIES:
     (Decrease) increase in borrowings, net............     (77.7)        27.8
     Purchase of common stock and other capital
       transactions....................................       9.3        (95.1)
                                                              ---        ------

NET CASH USED FOR FINANCING ACTIVITIES.................     (68.4)       (67.3)

Effect of Exchange Rate Changes on Cash................      (9.4)         1.0
                                                              ----         ---

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      17.0         (1.9)

Cash and Cash Equivalents at Beginning of Period.......     163.0         27.8
                                                            -----         ----

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............    $180.0        $25.9
                                                           ======        =====


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (In millions)
                                   (unaudited)

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                           MARCH 31,       DECEMBER 31,
                                             2001             2000
                                          -----------     -------------
     Finished products                     $117.8            $133.0
     Work in process                         39.5              44.0
     Raw materials and supplies              51.1              48.6
                                             ----              ----
                                           $208.4            $225.6
                                           ======            ======

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,

                                                            2001         2000
                                                            ----         ----

Net income..........................................       $111.2       $118.8
                                                           ======       ======

Weighted-average common shares outstanding..........       303.10       300.89

Effect of employee stock options....................         6.34        11.01
                                                             ----        -----

Weighted-average common shares outstanding
   and assumed conversions..........................       309.44       311.90
                                                           ======       ======

Earnings per share - basic..........................        $0.37        $0.39
                                                            =====        =====

Earnings per share - diluted........................        $0.36        $0.38
                                                            =====        =====

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts and available-for-sale securities. For the first quarter of 2001 and 2000, comprehensive income was $109.1 million and $112.5 million, respectively.

NOTE 5 - SEGMENT INFORMATION

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
GEOGRAPHIC INFORMATION:                            2001             2000
                                                   ----             ----
NET SALES(1):
United States                                     $476.2           $449.1
International                                      194.8            181.6
                                                   -----            -----

                                                  $671.0           $630.7
                                                  ======           ======

(1) Revenues are attributed to countries based on location of the customer.

                                              MARCH 31,         DECEMBER 31,
LONG-LIVED ASSETS:                              2001                2000
                                                ----                ----

United States                                   $531.3             $523.5
International                                     53.1               52.0
                                                  ----               ----
                                                $584.4             $575.5
                                                ======             ======


                                                    THREE MONTHS ENDED
NET SALES OF CLASSES                                     MARCH 31,
OF SIMILAR PRODUCTS:                               2001             2000
                                                   ----             ----

Vascular intervention                             $314.3           $315.9
Cardiac rhythm management                          310.3            288.7
Endovascular solutions                              29.3             13.0
Cardiac surgery                                     17.1             13.1
                                                    ----             ----

                                                  $671.0           $630.7
                                                  ======           ======

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SPECIAL CHARGE

Guidant recorded a $25.0 million pre-tax special charge to first quarter earnings to account for expenses associated with a field action related to the first-generation VENTAK(R) PRIZM(TM) Implantable Defibrillator and the voluntary recall of the ANCURE(R) ENDOGRAFT(R) System.

NOTE 7 - CONTINGENCIES

The Company is a party to various legal actions that have arisen in the normal course of business. The following is a listing of cases in which Guidant is a defendant which are required to be disclosed under generally accepted accounting principles. A listing of additional cases in which the Company is involved is available in the Company's most recent report on Form 10-K filed with the Securities and Exchange Commission.

On October 3, 1997, Cordis Corporation (Cordis), a wholly owned subsidiary of Johnson & Johnson, filed suit against the Company and Advanced Cardiovascular Systems, Inc. (ACS), the Company's wholly owned subsidiary, alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes the Palmaz/Schatz patents owned by Cordis. In addition, on December 2, 1997, Cordis filed suit against ACS alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes the Pinchuk patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. As part of the agreement, the parties received licenses to the other's patents involved in the disputes. The arbitration proceedings will determine what, if any, payments need to be made. In the arbitration proceeding regarding the Palmaz/Schatz patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,102,417; 4,733,762; and 5,902,332. The timing of the arbitration hearing will depend on the timing of the lawsuits filed by Cordis against Boston Scientific Corporation (BSC) and Medtronic AVE, Inc., on the Palmaz/Schatz patents. In the arbitration proceeding regarding the Pinchuk patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,156,612; 5,304,197; 5,449,371; and 5,738,653. The arbitration process regarding the Pinchuk patents began in October 2000 and the arbitration hearing is expected to take place in the second half of 2001.

On November 6, 1997, Medtronic, Inc. (Medtronic), filed suit against ACS in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent System infringes a patent owned by Medtronic. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS' and Guidant's motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was entered on January 12, 2000. Medtronic appealed, and the Court of Appeals for the Federal Circuit affirmed the district court's directed verdict of non-infringement on April 20, 2001. Medtronic filed a second complaint alleging the ACS MULTI-LINK OTW, the ACS MULTI-LINK RX DUET, the ACS MULTI-LINK OTW DUET and SOLO(TM) Coronary Stent Systems and MEGALINK Peripheral Stent System infringed the same patent. In this new complaint, as well as the complaint in the earlier action, Medtronic is seeking injunctive relief and monetary damages. The parties agreed to a stay of the second lawsuit pending the outcome of the appeal in the first lawsuit.

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CONTINGENCIES (CONTINUED)

On February 18, 1998, Arterial Vascular Engineering, Inc. (n/k/a Medtronic AVE, Inc.), filed suit against ACS in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate ACS stent patents asserted against Medtronic AVE. The Court has approved a joint motion to stay the litigation until September 2002.

The Company believes that it has substantial and meritorious defenses against the above infringement claims and intends to vigorously contest them. The Company has filed suit and has lawsuits or other legal actions currently outstanding against the companies discussed above. While it is not possible to predict or determine the outcomes of the legal actions brought against it, or to provide an estimate of any additional losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

Further, additional claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A pioneer in emerging therapies for cardiovascular and vascular disease, Guidant Corporation (Guidant or the Company) is a global leader in the medical technology industry. The Company provides cost-effective, minimally-invasive products and services designed to improve clinical outcomes and prolong life with quality. Guidant offers: i) coronary and peripheral stent systems, balloon dilatation catheters, and related accessories used for opening blocked arteries;
ii) implantable defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable cardiac resynchronization therapy for the treatment of heart failure; v) products for use in minimally invasive endovascular procedures, including the treatment of abdominal aortic aneurysms (AAA); vi) products to perform leading edge cardiac surgery procedures such as Off Pump Coronary Revascularization with Endoscopic Saphenous vein harvesting (OPCRES); and vii) intravascular radiotherapy systems for artery disease. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

Cardiovascular disease continues to be the leading cause of death in the United States. Guidant's product portfolio has made it a leader in the cardiovascular markets it serves. Guidant's mission is to provide therapeutic medical solutions of distinctive value for customers, patients, and healthcare systems around the world. Guidant will accomplish this in a way that creates an environment in which employees are recognized and rewarded, while giving them an opportunity for professional growth and development. Guidant's mission is also to enable employees to participate as shareholders and to provide all shareholders with sustainable growth and superior returns.

The following tables are summaries of the Company's net sales and major expenses. For purposes of analysis and discussion herein, the Company employs the concepts of operating expenses and operating income. Operating expenses are defined as research and development and sales, marketing, and administrative expenses. Operating income is defined as gross profit less operating expenses.

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                            2001              2000
                                            ----              ----

                                             (Dollars in millions)
                                                  (unaudited)

Net sales                                  $671.0            $630.7
Cost of products sold                       169.5             140.8
                                            -----             -----
     Gross profit                           501.5             489.9

Research and development                     90.7              86.4
Sales, marketing, and administrative        203.1             185.6
                                            -----             -----
     Operating expense                      293.8             272.0

Operating income                           $207.7            $217.9
                                           ======            ======



                                           AS A PERCENT OF NET SALES
                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                             2001              2000
                                             ----              ----

Net sales                                   100.0%            100.0%
Cost of products sold                        25.3              22.3
                                             ----              ----
     Gross profit                            74.7              77.7

Research and development                     13.5              13.7
Sales, marketing, and administrative         30.2              29.5
                                             ----              ----
     Operating expense                       43.7              43.2

Operating income                             31.0%             34.5%
                                             =====             =====

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 2001

The Company had worldwide net sales of $671.0 million for the three months ended March 31, 2001, reflecting an increase of $40.3 million or 6% over the same period in 2000. Growth in unit volume of 12% increased net sales, while price declines and fluctuations in foreign currency exchange rates decreased net sales 4% and 2%, respectively. Unfavorable foreign currency exchange rates decreased net sales $14.7 million. All of Guidant's geographies reported growth year over year, led by European operations with a 17% increase on a constant currency basis. Diversification of Guidant's revenue base continues with implantable defibrillators, pacemakers, angioplasty systems, and coronary stent systems each accounting for 15% or more of the Company's revenue. Additionally, the emerging therapies addressing heart failure, beating heart surgery, endovascular aneurysm repair, peripheral vascular disease, intravascular radiation, and endoscopic vein harvesting accounted for 9% of Guidant revenue this quarter.

Worldwide implantable defibrillator system sales of $171.4 million grew 7% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. Sales growth in the U.S. was 6% for the same period, driven by 8% unit growth offset by modest price declines. International sales growth was 13%, or 21% on a constant currency basis, and was driven primarily by contributions from European operations. Implantable defibrillator sales growth was due to market expansion driven by further acceptance of this therapy and expanded indications as well as Guidant's continuing introduction of next generation products. Guidant also increased the number of sales personnel in the U.S. sales organization by nearly 26% over the prior year period, primarily due to the addition of cardiac rhythm management field personnel.

Pacemaker product sales were $138.9 million for the three months ended March 31, 2001, compared to $129.2 million for the three months ended March 31, 2000. U.S. and international sales of these products increased 7% and 9%, respectively, for the three months ended March 31, 2001, compared to the prior year. International sales growth was 15% on a constant currency basis. Pacemaker sales growth was led by strong acceptance of the PULSAR(TM) MAX and DISCOVERY(TM) family of advanced pacemaker systems, as well as the expansion of cardiac rhythm management field personnel. The PULSAR MAX II Pacemaker System was released in the U.S. in May 2001. The PULSAR MAX II incorporates Guidant's separate, simultaneous dual-chamber electrograms, which are unique in the industry.

Guidant is a pioneer in medical solutions for heart failure, a medical condition in which the heart is unable to pump enough blood to meet the metabolic needs of the body. It affects well over 5 million people in the U.S., an estimated 6.5 million in Europe, and 2.4 million in Japan. Guidant first released its family of products designed specifically for the treatment of patients with heart failure, the CONTAK CD(TM) and CONTAK TR(TM), in Europe in November 1999. The Company applied for FDA approval of the CONTAK CD in February 2001. Research in this area has shown that device systems like the CONTAK CD and TR offer the potential to relieve symptoms and positively impact the lives of heart failure patients who at this time have few therapeutic alternatives. Worldwide sales of these products for the three months ended March 31, 2001, were $11.6 million, compared to $6.3 million in the prior year, representing growth of 84%. These results were included in reported implantable defibrillator and pacemaker sales, as appropriate.

Worldwide coronary stent system revenues were $212.8 million for the three months ended March 31, 2001, compared to $227.5 million for the three months ended March 31, 2000. Worldwide revenues include sales of coronary stent delivery systems to Cordis under a previously announced agreement. U.S. sales were $157.0 million for the first quarter of 2001 compared to $167.3 million for the same period in 2000. Excluding the sales to Cordis, first quarter average selling prices for stent systems in the U.S. decreased revenues by 8% compared to the same period in the prior year and by less than 1% compared to the fourth quarter 2000. Consistent with our experience over the past several quarters, the Company believes that pricing declines of 1-3% sequentially could continue on such systems in future quarters. International sales of these products during the first quarter of 2001 were $55.8 million compared to $60.2 million in the first quarter of 2000. Stent system unit volumes increased international sales by 10%, primarily driven by sales in Europe. Price declines and foreign exchange rates decreased international sales by 10% and 7%, respectively.

Guidant received FDA approval in May 2001 of its fifth broad use coronary stent system, the MULTI-LINK PENTA(TM) Coronary Stent System. The Company will launch the MULTI-LINK PENTA in Europe later in May and will begin introducing the MULTI-LINK PENTA to physicians in the U.S. in June. The MULTI-LINK PENTA contains technological innovations designed to help physicians better access and treat blockages in coronary arteries. The stent features ACCESS-LINK(TM) technology, a new feature developed to allow the stent to be flexible enough to be maneuvered through a patient's vessels while still retaining the strength needed to prop open a previously blocked artery.

The MULTI-LINK PENTA is mounted on a delivery system with the new WRAP(TM) balloon that is designed to allow the system to be more easily delivered to the site of the coronary blockage.

Angioplasty system and accessory sales of $98.5 million increased 15% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. Worldwide sales growth of these products was 20% on a constant currency basis and was driven by international growth, particularly in Japan. Continued market acceptance of the RX CROSSSAIL(TM) and OTW OPENSAIL(TM) Coronary Dilatation Catheters, launched during 2000 in most geographies, contributed to the growth. Guidant received FDA approval in March 2001 for the POWERSAIL(TM) and HIGHSAIL(TM) Coronary Dilatation Catheters. POWERSAIL is on the rapid exchange platform, while HIGHSAIL is an over-the-wire device. The hallmark of POWERSAIL and HIGHSAIL is the PLATEAU(TM) Advanced Balloon Technology, which will allow physicians to treat harder, stenotic lesions. With PLATEAU, the balloon maintains its size at higher pressure, and has the capability to refold and dilate repeatedly.

Sales of Guidant's ANCURE ENDOGRAFT System and accessories for the treatment of AAA were $17.6 million for the three months ended March 31, 2001, compared to $7.3 million for the three months ended March 31, 2000. In March 2001, the Company voluntarily halted the production of its ANCURE system. Subsequently, the Company performed a voluntary recall and halted sales. These actions were taken as a result of Guidant's identification of certain deficiencies in the Company's ANCURE-related regulatory processes and communications with the FDA, primarily related to the ANCURE deployment system. Patients who have received ANCURE implants to date are not affected by this action as the safety of the implanted product is supported by extensive positive long-term data. Guidant continues to work constructively with the FDA to resolve the regulatory deficiencies previously reported. It is not possible at this time to predict when the product will return to full market availability. Given that uncertainty, it is likely that ANCURE system and accessory sales will be significantly lower in the second quarter of 2001.

Sales of cardiac surgery products were $17.1 million for the three months ended March 31, 2001, as compared to $13.2 million for the three months ended March 31, 2000, representing growth of 30%. Cardiac surgery sales include the VASOVIEW(R) UNIPORT(TM) PLUS Endoscopic Vessel Harvesting System and the ACHIEVE(TM) Off-Pump Stabilization System, introduced during the third quarter of 2000. The ACHIEVE System combines proprietary technology which enables the physician to access the back portion of the heart with Guidant's off-pump (beating heart) multi-vessel coronary artery bypass grafting system. This allows for bypass procedures without stopping the patient's heart and eliminates the need for a patient to be placed on a heart-lung machine. Beating heart procedures potentially reduce post-operative hospital stay, cost, neuro-cognitive effects, and surgical complications, while preserving the clinical outcomes associated with conventional surgery.

For the three months ended March 31, 2001, cost of products sold represented 25.3% of net sales compared to 22.3% for the three months ended March 31, 2000. This increase was driven by lower gross margins for sales under the Cordis distribution agreement, and other impact due to product mix and unfavorable currency fluctuation.

The Company continued to invest aggressively in research and development due to its commitment to bring a new level of lifesaving cardiac and vascular technology to patients. Research and development expense was $90.7 million for the first quarter 2001, or 13.5% of net sales, as compared to $86.4 million in the first quarter of 2000, or 13.7% of net sales. In addition to investments in the development of next-generation models of existing product lines, research and development spending in 2001 includes: (i) development of implantable resynchronization therapy for the treatment of heart failure; (ii) research related to drug-eluting stents for the prevention and treatment of artery disease; (iii) development of intravascular radiotherapy devices for artery disease; (iv) development of peripheral stents, balloons, guidewires, embolic protection devices, and other devices used to treat peripheral vascular disease, including carotid and neurovascular occlusions; and (v) development of treatments for atrial arrhythmias. The Company intends to continue its aggressive research and development spending to maintain its commitment to bring new technologies to patients and provide cost-effective therapies to treat cardiovascular and vascular diseases.

Guidant's research and development efforts have yielded key clinical milestones in the first quarter of 2001. In February 2001, the Company announced promising results from a series of pre-clinical animal studies with its PHARMA-LINK(TM) Stent System Program, Guidant's drug-eluting stent project. Preliminary ultrasound results demonstrated a marked reduction in the growth of cells at the site of the drug-eluting stent in comparison to stent placement without a drug. In addition, histologic data indicated a significant reduction in re-growth of cells at the treated site.

In May 2001, Guidant announced the results from the CONTAK CD trial. The study found that patients receiving cardiac resynchronization therapy had a substantial, though not statistically significant, improvement in the progression of heart failure, as measured by a composite index that included death, heart failure hospitalization, worsening of heart failure requiring other interventions, and the occurrence of malignant arrhythmias requiring intervention from the CONTAK CD device. The trial also showed that patients receiving the CONTAK CD experienced increased quality of life and a statistically significant improvement in functional capacity. Results of the CONTAK CD trial are broadly consistent with earlier positive performance data collected in Europe, where the device has been in use since November 1999. Data regarding the performance of the CONTAK heart failure device system was collected as part of the CONTAK Registry, a post-market surveillance study of 1,000 heart failure patients in Europe. Registry results, which were announced in January 2001, showed that 60% of patients improved at least one NYHA functional class at their six-month follow-up examination. Further, this registry showed 98% of patients had improved or stable NYHA Class scores at six months.

In the U.S., Guidant continues to aggressively enroll patients in the COMPANION study, the first controlled study that will evaluate the effects of cardiac resynchronization on both mortality and hospitalization rates. This trial will collect and evaluate clinical data on up to 2,200 patients in up to 120 centers across the U.S. to advance the treatment of heart failure patients. Guidant has currently enrolled over 740 patients in the COMPANION study in the U.S.

Sales, marketing, and administrative expenses increased $17.5 million or 9% for the three months ended March 31, 2001, compared to the same period in 2000. Growth in sales and marketing expenses was somewhat offset by declines in general and administrative expenses. Sales and marketing expense growth was primarily due to increased field and clinical personnel in the U.S. who support clinicians during implant procedures. The decline in general and administrative expenses was primarily related to a reduction in legal expenses as the Company settled key litigation in 2000.

Operating income for the three months ended March 31, 2001, as previously defined, was $207.7 million compared to $217.9 million for the three months ended March 31, 2000. The decrease of 5% in operating income was a result of a 6% increase in sales, offset by increases in both the cost of products sold as previously described and sales and marketing expenses as a percent of sales.

In April 2001, the Company announced a field action concerning the first-generation VENTAK(R) PRIZM(TM) Implantable Defibrillator. A small number of these devices (forty-four or 0.3% of total units implanted) have switched to Safety Mode because of a rare interaction between the device and a specific memory component. All of these devices continue to deliver lifesaving therapy - full-output shock delivery to treat dangerous tachyarrhythmias, as well as single-chamber pacing to treat slow heart rhythms. Guidant has taken steps to ensure that all field inventory of devices that contain this memory component are returned to the Company to prevent the inconvenience of future occurrences. The Company plans to offer a software solution designed to non-invasively return full functionality to any implanted device affected by the component interaction. This software will be available upon approval by regulatory agencies. The Company recorded a $25.0 million pre-tax special charge to first quarter earnings to account for expenses associated with this action and the previously discussed ANCURE recall.

Excluding the effect of the special charges in 2001, the effective income tax rates for the quarter ended March 31, 2001 and 2000, were 28.0% and 33.5%, respectively. The improvement in the adjusted tax rate reflects Guidant's strategic investments in overseas manufacturing in lower tax jurisdictions and increased investments in research and development.

Net income and earnings per share-diluted were $126.9 million and $0.41, respectively, excluding the special charges in the first quarter 2001. Net income and earnings per share-diluted for the quarter ended March 31, 2000, were $118.8 million and $0.38 per share. This represents an increase in adjusted net income of $8.1 million or 7%. Reported net income for the three months ended March 31, 2001, was $111.2.

LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows, which were more than sufficient to fund operations during the three months ended March 31, 2001. Cash and cash equivalents were $180.0 million at March 31, 2001, an increase of $17.0 million over December 31, 2000.

Working capital of $454.6 million at March 31, 2001, increased $1.5 million from the prior year-end level. The current ratio at March 31, 2001, and December 31, 2000, was 1.6:1. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $37.4 million for the three months ended March 31, 2001, compared to $37.1 million for the same period in 2000. This was driven by net additions of property and equipment of $34.6 million and $27.6 million for the first quarters of 2001 and 2000, respectively.

Net cash used for financing activities totaled $68.4 million for the three months ended March 31, 2001, compared to $67.3 million for the same period in 2000. The Company ended its systematic share repurchase program in the third quarter of 2000. This program had been in place since the Company's founding to offset dilution due to stock option programs. In April 2001, the Company announced that it intends to repurchase up to $200 million of its common shares on the open market or in privately negotiated transactions. Shares will be repurchased opportunistically, at the discretion of Guidant management, to accomplish the same goal of offsetting dilution caused by stock option programs.

At March 31, 2001, the Company had outstanding borrowings of $729.2 million at a weighted average interest rate of 6.07% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $950 million. There are currently no outstanding borrowings under these facilities. Current cash flow projections show that $350 million of total debt will be paid down over the next twelve months and the Company has classified this amount as short-term debt at March 31, 2001.

The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The Company also expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $150 million in 2001, primarily due to continued investment in the Company's manufacturing and research facilities.

The Company has recognized net deferred tax assets aggregating $184.8 million at March 31, 2001, compared to $189.1 million at December 31, 2000. In view of the consistent profitability of its past operations, the Company believes that all of these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

On November 6, 1997, Medtronic, Inc. (Medtronic), filed suit against ACS in the District Court of Minnesota, alleging that the ACS RX MULTI-LINK Coronary Stent System infringes a patent owned by Medtronic. Trial by jury commenced on October 18, 1999, and in late November 1999, the court granted ACS' and Guidant's motions for a directed verdict of non-infringement. A Final Judgment of non-infringement was entered on January 12, 2000. Medtronic appealed, and the Court of Appeals for the Federal Circuit affirmed the district court's directed verdict of non-infringement on April 20, 2001. Medtronic filed a second complaint alleging the ACS MULTI-LINK OTW, the ACS MULTI-LINK RX DUET, the ACS MULTI-LINK OTW DUET and SOLO(TM) Coronary Stent Systems and MEGALINK Peripheral Stent System infringed the same patent. In this new complaint, as well as the complaint in the earlier action, Medtronic is seeking injunctive relief and monetary damages. The parties agreed to a stay of the second lawsuit pending the outcome of the appeal in the first lawsuit.

Pursuant to an agreement entered into on April 3, 2000, the Company and Cordis Corporation, a subsidiary of Johnson & Johnson, agreed to dismiss all patent litigation between the companies and to resolve remaining disputes in arbitration proceedings. The arbitration proceedings cover several disputes, including the dispute in which Cordis has asserted that Guidant infringes Cordis' Pinchuk patents. Cordis is allowed to assert up to six claims from the following United States patents: 5,156,612; 5,304,197; 5,449,371; and 5,738,653.
The following products will be subject to the arbitration: ROCKET, GEMINI, SOLARIS and CROSSSAIL dilatation catheters. The arbitration process regarding the Pinchuk patents began in October 2000 and the arbitration hearing is expected to take place in late 2001.

On March 31, 1999, Pacesetter, Inc., a subsidiary of St. Jude Medical, Inc., filed suit against Guidant Sales Corporation and Cardiac Pacemakers, Inc., subsidiaries of the Company, in the Central District of California alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. On February 9, 2001, the District Court dismissed the case and Pacesetter has leave until May 17, 2001, to reinstate the case.

PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.  The following document is filed as an exhibit to this report:
                   99     Factors Possibly Affecting Future Operating Results

(b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed no reports on Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GUIDANT CORPORATION
                                         (Registrant)




Date      May 14, 2001                   /s/ Keith E. Brauer
                                         --------------------
                                         Keith E. Brauer
                                         Vice President, Finance and
                                         Chief Financial Officer





Date      May 14, 2001                   /s/ Michael A. Sherman
                                         -----------------------
                                         Michael A. Sherman
                                         Corporate Controller and
                                         Chief Accounting Officer