Form 10-Q
period 2001-06-30
GUIDANT CORP
filed 2001-08-13
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2001


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

Yes   X           No
    -----            -----


The number of shares of common stock outstanding as of August 3, 2001:

             Class                                 Number of Shares Outstanding
             -----                                 ----------------------------
            Common                                          304,327,582

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                               GUIDANT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per-share data)
                                   (unaudited)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                            -------------------------    -------------------------
                                                2001          2000           2001          2000
Net sales ..............................     $   656.3     $   668.4      $ 1,327.3     $ 1,299.1

Cost of products sold ..................         155.6         162.3          325.1         303.1
                                             ---------     ---------      ---------     ---------

       Gross profit ....................         500.7         506.1        1,002.2         996.0

Research and development ...............          92.7          93.0          183.4         179.4
Sales, marketing, and administrative ...         212.9         191.9          416.0         377.5
Interest, net ..........................           9.0          15.4           18.4          28.8
Royalties, net .........................          10.6          14.5           20.4          28.5
Amortization ...........................          11.0          11.4           21.8          22.9
Other, net .............................           4.4          (1.6)           5.8          (1.3)
Foundation contribution ................            --            --             --          10.8
Litigation settlement gain, net ........            --            --             --         (10.8)
Special charge .........................            --            --           25.0            --
                                             ---------     ---------      ---------     ---------


Income before income taxes .............         160.1         181.5          311.4         360.2

Income taxes ...........................          44.8          57.2           84.9         117.1
                                             ---------     ---------      ---------     ---------

       Net income ......................     $   115.3     $   124.3      $   226.5     $   243.1
                                             =========     =========      =========     =========

Earnings per share - basic .............     $    0.38     $    0.41      $    0.75     $    0.81
                                             =========     =========      =========     =========

Earnings per share - diluted ...........     $    0.38     $    0.40      $    0.74     $    0.78
                                             =========     =========      =========     =========


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)



                                                       JUNE 30,    DECEMBER 31,
                                                         2001         2000
                                                     -----------   ------------
                                                     (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................     $  256.2     $  163.0

Short-term investments ...........................          5.7          5.6

Accounts receivable, net of allowances
       of $22.1(2001) and $18.3(2000) ............        594.0        587.8

Other receivables ................................         30.9         23.4

Inventories ......................................        217.4        225.6

Deferred income taxes ............................        134.9        137.1

Prepaid expenses .................................         32.5         19.8
                                                       --------     --------

       Total Current Assets ......................      1,271.6      1,162.3



OTHER ASSETS
Goodwill, net of allowances
       of $129.9(2001) and $132.8(2000) ..........        438.8        451.3

Other intangible assets, net of allowances
       of $55.7(2001) and $47.7(2000) ............        182.7        191.2

Deferred income taxes ............................         45.2         52.0

Investments ......................................         40.0         38.7

Sundry ...........................................         54.7         50.4

Property and equipment, net of accumulated
       depreciation of $425.6 (2001) and
       $403.7 (2000) .............................        592.1        575.5
                                                       --------     --------

                                                       $2,625.1     $2,521.4
                                                       ========     ========


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)


                                                               JUNE 30,          DECEMBER 31,
                                                                2001                 2000
                                                            --------------      --------------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ......................................     $         66.3      $         59.2

Employee compensation .................................               82.5               126.8

Other liabilities .....................................              150.4               139.3

Income taxes payable ..................................               75.1                83.9

Short-term debt .......................................              350.0               300.0
                                                            --------------      --------------

       Total Current Liabilities ......................              724.3               709.2


NONCURRENT LIABILITIES
Long-term debt ........................................              547.0               508.9

Other .................................................              118.0               119.8
                                                            --------------      --------------

                                                                     665.0               628.7

Commitments and contingencies .........................                 --                  --

SHAREHOLDERS' EQUITY
Common stock, no par value:
       Authorized shares: 1,000,000,000
       Issued shares:     309,028,000 (2001)                         226.1               214.9
                          308,476,000 (2000)

Additional paid-in capital ............................              179.7               167.8

Retained earnings .....................................            1,133.0               906.5

Deferred cost, ESOP ...................................              (33.1)              (35.4)

Treasury stock, at cost
       Shares: 4,714,000 (2001) .......................             (181.7)                 --

Accumulated other comprehensive income ................              (88.2)              (70.3)
                                                            --------------      --------------

                                                                   1,235.8             1,183.5
                                                            --------------      --------------

                                                            $      2,625.1      $      2,521.4
                                                            ==============      ==============

See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                 --------
                                                            2001         2000
                                                          -------      -------

CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income .......................................   $ 226.5      $ 243.1

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation .....................................      46.3         42.7
     Amortization of goodwill and other
        intangible assets .............................      21.7         22.9
     Provision for inventory and other losses .........      44.8         19.8
     Other noncash expenses, net ......................      34.3         16.7
                                                          -------      -------
                                                            373.6        345.2
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivables, increase ............................     (41.2)       (99.8)
     Inventories, increase ............................     (36.2)       (15.3)
     Prepaid expenses and other assets,
        increase ......................................     (19.0)        (3.6)
     Accounts payable and accrued liabilities,
        decrease ......................................     (34.6)       (20.0)
     Income taxes payable, increase ...................       3.4         92.6
     Other liabilities, increase (decrease) ...........      30.4        (29.5)
                                                          -------      -------

NET CASH PROVIDED BY OPERATING ACTIVITIES .............     276.4        269.6

INVESTING ACTIVITIES:
     Additions of property and equipment, net .........     (70.2)       (66.3)
     Impulse Dynamics Option ..........................        --       (125.0)
     Purchases of available-for-sale investments ......      (2.9)        (0.3)
     Sale/maturity of investments .....................       1.2          3.1
     Increase in other assets, net ....................        --         (9.5)
                                                          -------      -------

NET CASH USED FOR INVESTING ACTIVITIES ................     (71.9)      (198.0)

FINANCING ACTIVITIES:
     Increase in borrowings, net ......................      91.2        126.6
     Purchase of common stock and other capital
        transactions ..................................    (184.6)      (167.4)
                                                          -------      -------

NET CASH USED FOR FINANCING ACTIVITIES ................     (93.4)       (40.8)

Effect of Exchange Rate Changes on Cash ...............     (17.9)        (0.1)
                                                          -------      -------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............      93.2         30.7

Cash and Cash Equivalents at Beginning of Period ......     163.0         27.8
                                                          -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $ 256.2      $  58.5
                                                          =======      =======


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in millions, except per share data)
                                   (unaudited)

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

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                                 JUNE 30,      DECEMBER 31,
                                                  2001              2000
                                               -----------    --------------
         Finished products                       $123.4           $133.0
         Work in process                           47.2             44.0
         Raw materials and supplies                46.8             48.6
                                                 ------           ------
                                                 $217.4           $225.6
                                                 ======           ======

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                       ---------------------     ---------------------
                                                         2001         2000         2001         2000
                                                         ----         ----         ----         ----
Net income .......................................     $  115.3     $  124.3     $  226.5     $  243.1
                                                       ========     ========     ========     ========

Weighted-average common shares outstanding .......       301.22       300.78       302.16       300.83

Effect of employee stock options .................         4.34         8.46         5.35         9.74
                                                       --------     --------     --------     --------

Weighted-average common shares outstanding
   and assumed conversions .......................       305.56       309.24       307.51       310.57
                                                       ========     ========     ========     ========

Earnings per share - basic .......................     $   0.38     $   0.41     $   0.75     $   0.81
                                                       ========     ========     ========     ========

Earnings per share - diluted .....................     $   0.38     $   0.40     $   0.74     $   0.78
                                                       ========     ========     ========     ========

During the second quarter of 2001, approximately 24 million potential common shares were not included in the computation of earnings per share-diluted since they would have been anti-dilutive.

NOTE 4  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts and available-for-sale securities. For the second quarter of 2001 and 2000, comprehensive income was $99.5 million and $122.4 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $208.6 million and $234.9 million, respectively.

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SEGMENT INFORMATION

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
GEOGRAPHIC INFORMATION:       2001         2000         2001         2000
                              ----         ----         ----         ----

NET SALES(1):
United States               $  456.0     $  480.4     $  932.1     $  929.5
International                  200.3        188.0        395.2        369.6
                            --------     --------     --------     --------

                            $  656.3     $  668.4     $1,327.3     $1,299.1
                            ========     ========     ========     ========

(1) Revenues are attributed to countries based on location of the customer.

                              JUNE 30,   DECEMBER 31,
LONG-LIVED ASSETS:              2001        2000
                                ----        ----

United States                 $ 537.7     $ 523.5
International                    54.4        52.0
                              -------     -------
                              $ 592.1     $ 575.5
                              =======     =======



                               THREE MONTHS ENDED         SIX MONTHS ENDED
NET SALES OF CLASSES                JUNE 30,                  JUNE 30,
OF SIMILAR PRODUCTS:           2001         2000         2001         2000
                               ----         ----         ----         ----

Vascular intervention        $  289.2     $  314.9     $  603.5     $  630.8
Cardiac rhythm management       334.4        318.6        644.7        607.3
Endovascular solutions           14.3         19.6         43.6         32.6
Cardiac surgery                  18.4         15.3         35.5         28.4
                             --------     --------     --------     --------

                             $  656.3     $  668.4     $1,327.3     $1,299.1
                             ========     ========     ========     ========


NOTE 6 - SPECIAL CHARGE

Guidant recorded a $25.0 million pre-tax special charge to first quarter earnings to account for expenses for a field action related to the first-generation VENTAK(R) PRIZM(TM) Implantable Defibrillator and the voluntary recall of the ANCURE(R) ENDOGRAFT(R) System. Management believes that this amount will be sufficient to fund all expenses related to these two actions.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. These two statements modify the method of accounting for business combinations entered into after June 30, 2001, and address accounting for goodwill and intangible assets. Under SFAS 141, all business combinations initiated after June 30, 2001, will be accounted for using the purchase method. Under SFAS 142, goodwill will no longer be amortized, but will be subject to annual impairment tests. SFAS 142 will be adopted by Guidant on January 1, 2002. Management has not yet determined the effect that these new pronouncements will have on its results of operations and financial position.

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 3, 1997, Cordis Corporation (Cordis), a wholly owned subsidiary of Johnson & Johnson, filed suit against the Company and Advanced Cardiovascular Systems, Inc. (ACS), the Company's wholly owned subsidiary, alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes the Palmaz/Schatz patents owned by Cordis. In addition, on December 2, 1997, Cordis filed suit against ACS alleging that the ACS RX ROCKET Coronary Dilatation Catheter infringes the Pinchuk patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. As part of the agreement, the parties received licenses to the other's patents involved in the disputes. The arbitration proceedings will determine what, if any, payments need to be made. In the arbitration proceeding regarding the Palmaz/Schatz patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,102,417; 4,733,762; and 5,902,332. The timing of the arbitration hearing will depend on the timing of the lawsuits filed by Cordis against Boston Scientific Corporation (BSC) and Medtronic AVE, Inc., on the Palmaz/Schatz patents; however, the Company currently anticipates that the arbitration process will begin in October 2001. In the arbitration proceeding regarding the Pinchuk patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,156,612; 5,304,197; 5,449,371; and 5,738,653.
The arbitration process regarding the Pinchuk patents began in October 2000 and the arbitration hearing is expected to take place in December 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Guidant Corporation pioneers lifesaving technology, giving an opportunity for better life today to 7 million cardiac and vascular patients worldwide. The Company, driven by a strong entrepreneurial culture of 10,000 employees, develops, manufactures, and markets a broad array of products and services that enable less invasive care for some of life's most threatening medical conditions. Guidant offers: i) coronary and peripheral stent systems, balloon dilatation catheters, and related accessories used for opening blocked arteries;
ii) implantable defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable cardiac resynchronization therapy for the treatment of heart failure; v) products for use in minimally invasive endovascular procedures, including the treatment of abdominal aortic aneurysms (AAA); vi) products to perform leading edge cardiac surgery procedures such as Off Pump Coronary Revascularization with Endoscopic Saphenous vein harvesting (OPCRES); and vii) intravascular radiotherapy systems for artery disease. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets.

The following tables are summaries of the Company's net sales and major expenses. For purposes of analysis and discussion herein, the Company employs the concepts of operating expenses and operating income. Operating expenses are defined as research and development and sales, marketing, and administrative expenses. Operating income is defined as gross profit less operating expenses.

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                        -------------------  -------------------
                                          2001       2000      2001       2000
                                          ----       ----      ----       ----
                                                 (Dollars in millions)
                                                      (unaudited)

Net sales                               $  656.3   $  668.4  $1,327.3   $1,299.1


Cost of products sold                      155.6      162.3     325.1      303.1
                                        --------   --------  --------   --------

     Gross profit                          500.7      506.1   1,002.2      996.0

Research and development                    92.7       93.0     183.4      179.4
Sales, marketing, and administrative       212.9      191.9     416.0      377.5
                                        --------   --------  --------   --------

     Operating expenses                    305.6      284.9     599.4      556.9


Operating income                        $  195.1   $  221.2  $  402.8   $  439.1
                                        ========   ========  ========   ========



                                             AS A PERCENT OF NET SALES
                                      ----------------------------------------
                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      ------------------    ------------------
                                       2001        2000      2001        2000
                                       ----        ----      ----        ----

Net sales                              100.0%      100.0%    100.0%      100.0%

Cost of products sold                   23.7        24.3      24.5        23.3
                                      ------      ------    ------      ------

     Gross profit                       76.3        75.7      75.5        76.7

Research and development                14.1        13.9      13.8        13.8
Sales, marketing, and administrative    32.5        28.7      31.4        29.1
                                      ------      ------    ------      ------

     Operating expenses                 46.6        42.6      45.2        42.9

Operating income                        29.7%       33.1%     30.3%       33.8%
                                      ======      ======    ======      ======

OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 2001

The Company had worldwide net sales of $656.3 million for the three months ended June 30, 2001, reflecting a decrease of $12.1 million or 2% compared to the same period in 2000. Growth in unit volume of 6% increased net sales, while price declines and fluctuations in foreign currency exchange rates decreased net sales 5% and 3%, respectively. Unfavorable foreign currency exchange rates decreased net sales $18.3 million. Second quarter 2001 sales on a constant currency basis were 1% higher than the second quarter of 2000, which was previously the Company's highest sales quarter. Sales for the six months ended June 30, 2001, of $1,327.3 million, increased $28.2 million or 2% over the same period in 2000. Unit volume growth of 9% increased net sales, while price declines of 5% and unfavorable foreign currency exchange rate impact of 2% decreased net sales.

Worldwide implantable defibrillator system sales of $183.7 million grew 2% for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000. International sales growth was 20%, or 30% on a constant currency basis, and was driven primarily by contributions from European operations. For the six months ended June 30, 2001, implantable defibrillator system sales were $355.1 million, representing growth of $14.6 million or 4% over the first six months of 2000. Implantable defibrillator sales growth was due to market expansion driven by further acceptance of this therapy and expanded indications as well as Guidant's continuing introduction of next generation products.

Pacemaker product sales were $150.7 million for the three months ended June 30, 2001, compared to $137.8 million for the three months ended June 30, 2000, representing 9% growth worldwide, 12% on a constant currency basis. Sales growth was led by the U.S. at 15% and by European sales of these products at 12%, or 20% on a constant currency basis for the three months ended June 30, 2001, compared to the prior year. Sales of these products for the first half of 2001 were $289.6 million compared to $267.0 million in the first half of 2000, representing growth of 8%. Sales growth was driven in part by the U.S. release of the PULSAR(TM) MAX II Pacemaker System in May 2001. The PULSAR MAX II incorporates Guidant's separate, simultaneous dual-chamber electrograms and ventricular rate regulation, which are unique in the industry. Sales growth can also be attributed to a 32% increase in the number of cardiac rhythm management field personnel in the U.S. sales organization during the past twelve months.

Guidant is a pioneer in medical solutions for heart failure, a medical condition in which the heart is unable to pump enough blood to meet the metabolic needs of the body. It affects well over 5 million people in the U.S., an estimated 6.5 million in Europe, and 2.4 million in Japan. Guidant first released its family of products designed specifically for the treatment of patients with heart failure, the CONTAK CD(TM) and CONTAK TR(TM) systems, in Europe in November 1999. Research in this area has shown that device systems like the CONTAK CD and TR offer the potential to relieve symptoms and positively impact the lives of heart failure patients who at this time have few therapeutic alternatives. Worldwide sales of these products for the three and six month periods ended June 30, 2001, were $14.9 million and $26.6 million, compared to $7.3 million and $13.5 million in the prior year, representing growth of 104% and 97%, respectively. These results were included in reported implantable defibrillator and pacemaker sales, as appropriate.

Guidant applied for FDA approval of the CONTAK CD in February 2001. On July 10, 2001, the Company presented an initial analysis of clinical results of Guidant's CONTAK CD cardiac resynchronization defibrillator trial to an advisory panel of the FDA. Based on the presentation, the panel voted not to recommend the CONTAK CD for approval. Guidant continues to work closely with the FDA to bring this product to market in a timely manner.

On July 18, 2001, Guidant announced the European market release of its CONTAK RENEWAL(TM) Cardiac Resynchronization Therapy Defibrillator. The RENEWAL device for heart failure treatment contains new therapeutic and diagnostic capabilities that are designed to help physicians better manage their patients' conditions. The Company also announced the first human implants worldwide of the CONTAK RENEWAL 2, the third generation device to treat patients with heart failure.

Worldwide coronary stent system revenues were $187.6 million for the three months ended June 30, 2001, compared to $223.9 million for the three months ended June 30, 2000. U.S. sales were $130.2 million for the second quarter of 2001 compared to $165.8 million for the same period in 2000. Second quarter average selling prices for stent systems in the U.S. decreased by 9% compared to the same period in the prior year and by less than 3% compared to the first quarter 2001. Consistent with our experience over the past several quarters, the Company believes that pricing declines of 1-3% sequentially could continue on such systems in future quarters. International sales of these products during the second quarter of 2001 were $57.5 million compared to $58.1 million in the second quarter of 2000. Stent system unit volumes increased international sales by 21%, primarily driven by sales in Europe. Price declines and foreign exchange rates decreased international sales by 12% and 10%, respectively. Worldwide stent revenues were $400.4 million for the six months ended June 30, 2001, as compared to $451.4 million for the six months ended June 30, 2000.

European coronary stent system sales growth was driven by the launch of the MULTI-LINK PENTA(TM) and the MULTI-LINK PIXEL(TM) Coronary Stent Systems. The MULTI-LINK PENTA, Guidant's fifth and most advanced broad use coronary stent system, contains technological innovations designed to help physicians better access and treat blockages in coronary arteries. The MULTI-LINK PENTA received FDA approval in May 2001. The MULTI-LINK PIXEL, released in Europe earlier in 2001, is designed for small diameter vessels. The MULTI-LINK PIXEL received FDA approval in June 2001 and will be launched in the U.S. in the third quarter of 2001.

Guidant's rapid progress in the expansion of its portfolio of stenting products recently included the FDA approval of three non-coronary stent systems: the RX HERCULINK PLUS(TM) Biliary Stent System, the OMNILINK(TM) Biliary Stent System, and the DYNALINK(TM) Biliary Self-Expanding Stent System. These devices will be utilized in the treatment of malignant biliary obstructions and offer physicians a variety of sizes and delivery methods. Guidant also received approval in July 2001 to market the DYNALINK(TM) Peripheral Self-Expanding Stent System in Europe which is indicated for treating peripheral vascular disease. Peripheral vascular disease, which is characterized by reduced blood flow to the lower extremities due to atherosclerosis, affects more than 12 million people in North America and Europe, with approximately 600,000 newly diagnosed cases each year. Sales of non-coronary stent systems are classified as endovascular solutions rather than vascular intervention.

Angioplasty system and accessory sales of $97.6 million increased 10% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Worldwide sales growth of these products was 16% on a constant currency basis and was driven by international growth, particularly in Japan. Angioplasty sales for the six months ended June 30, 2001, were $196.1 million, an increase of 13% from the same period in 2000. Continued market acceptance of the RX CROSSSAIL(TM) and OTW OPENSAIL(TM) Coronary Dilatation Catheters, launched during 2000 in most geographies, contributed to the growth. Guidant received FDA approval in March 2001 for the POWERSAIL(TM) and HIGHSAIL(TM) Coronary Dilatation Catheters. POWERSAIL is on the rapid exchange platform, while HIGHSAIL is an over-the-wire device.

Sales of Guidant's ANCURE ENDOGRAFT System and accessories for the treatment of abdominal aortic aneurysms were $1.1 million for the three months ended June 30, 2001, compared to $12.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, ANCURE sales were $18.7 million compared to $19.4 million during the same period in the prior year. In March 2001, the Company voluntarily halted the production of its ANCURE system and subsequently performed a voluntary recall and halted sales. These actions were taken as a result of Guidant's identification of certain deficiencies in the Company's ANCURE-related regulatory processes and communications with the FDA, primarily related to the ANCURE deployment system. Patients who have received ANCURE implants to date are not affected by this action as the safety of the implanted product is supported by extensive positive long-term data.

In July 2001, the FDA granted Guidant an investigational device exemption that allows implants to resume. The clinical trial protocol provides for 2,000 implants at 300 centers in the U.S. and allows Guidant's ANCURE system to be used to treat patients under informed consent. It requires collection of delivery system performance data during the implant procedure, as well as 30-day patient follow-up. Guidant continues to work closely and constructively with the FDA to return the ANCURE System to full market release as soon as possible. The Company is preparing for full release in the fourth quarter pending FDA approval.

Sales of cardiac surgery products were $18.4 million for the three months ended June 30, 2001, as compared to $15.3 million for the three months ended June 30, 2000, representing growth of 20%. For the first six months of 2001 these sales were $35.5 million as compared to $28.5 million in the first six months of 2000. Cardiac surgery sales include the VASOVIEW(R) UNIPORT(TM) PLUS Endoscopic Vessel Harvesting System and the ACHIEVE(TM) Off-Pump Stabilization System, introduced during the third quarter of 2000. The ACHIEVE System combines proprietary technology which enables the physician to access the back portion of the heart with Guidant's off-pump (beating heart) multi-vessel coronary artery bypass grafting system. This allows for bypass procedures without stopping the patient's heart and eliminates the need for a patient to be placed on a heart-lung machine. Beating heart procedures potentially reduce post-operative hospital stay, cost, neuro-cognitive effects, and surgical complications, while preserving the clinical outcomes associated with conventional surgery.

For the three months ended June 30, 2001, cost of products sold represented 23.7% of net sales compared to 24.3% for the three months ended June 30, 2000. This decrease was driven by productivity gains and increased production of pacemaker and defibrillator products, offset by decreased ANCURE production and unfavorable currency fluctuation. Cost of products sold as a percentage of net sales was 24.5% for the first six months of 2001 as compared to 23.3% for the first six months of 2000. The increase was driven by lower gross margins for sales under the Cordis distribution agreement offset by the productivity gains and increased production of pacemaker and defibrillator products discussed above.

The Company continued to invest aggressively in research and development due to its commitment to bring a new level of lifesaving cardiac and vascular technology to patients. Research and development expense was $92.7 million for the second quarter of 2001, or 14.1% of net sales, as compared to $93.0 million in the second quarter of 2000, or 13.9% of net sales. Research and development spending for the six months ended June 30, 2001, and June 30, 2000, was $183.4 million and $179.4 million, respectively. In addition to investments in the development of next-generation models of existing product lines, research and development spending in 2001 includes: (i) development of implantable resynchronization therapy for the treatment of heart failure; (ii) research related to drug coated stents for the prevention and treatment of artery disease; (iii) development of intravascular radiotherapy devices for artery disease; (iv) development of peripheral stents, balloons, guidewires, embolic protection devices, and other devices used to treat peripheral vascular disease, including carotid and neurovascular occlusions; and (v) development of treatments for atrial arrhythmias. The Company intends to continue its aggressive research and development spending to maintain its commitment to bring new technologies to patients and provide cost-effective therapies to treat cardiovascular and vascular diseases.

Guidant's research and development efforts have yielded key clinical milestones in the second quarter of 2001. In May 2001, the Company announced that the first patients have been enrolled in the Company's ACTION study supporting the PHARMA-LINK(TM) Drug Coated Stent Program. The ACTION study will be Guidant's drug coated stent trial to gain CE Mark approval for its drug coated stent system. The Company also plans to use the ACTION study as the basis for its submission of investigational device exemption with the FDA.

In the U.S., Guidant continues to aggressively enroll patients in the COMPANION study, the first controlled study that will evaluate the effects of cardiac resynchronization on both mortality and hospitalization rates in heart failure patients not otherwise indicated for a pacemaker or implantable defibrillator. This trial will collect and evaluate clinical data on up to 2,200 patients in approximately 120 centers across the U.S. to advance the treatment of heart failure patients. Guidant has currently enrolled over 1,030 patients in the COMPANION study in the U.S.

Sales, marketing, and administrative expenses increased $21.0 million or 11% for the three months ended June 30, 2001, compared to the same period in 2000. These expenses for the six months ended June 30, 2001, increased by $38.5 million or 10% over the six months ended June 30, 2000. Growth in sales and marketing expenses was somewhat offset by declines in general and administrative expenses. Sales and marketing expense growth was driven by increased field and clinical personnel in the U.S. who support clinicians during cardiac rhythm management implant procedures.

Operating income for the three months ended June 30, 2001, as previously defined, was $195.1 million compared to $221.2 million for the three months ended June 30, 2000. The decrease of 12% in operating income was a result of a 2% decrease in sales and an increase in sales and marketing expenses as a percent of sales. For the six months ended June 30, 2000, operating income of $402.8 million decreased $36.3 million or 8% over the six months ended June 30, 2000, and was driven by Guidant's investment in its sales force.

Interest expense decreased $6.4 million for the second quarter of 2001 compared to the second quarter of 2000. Interest expense decreased by $10.4 million for the six months ended June 30, 2001, compared to the same period in the prior year. This decrease was driven by a lower average debt outstanding in addition to lower interest rates in 2001. Royalty expense decreased by $3.9 million for the second quarter of 2001 compared to the second quarter of 2000, and by $8.1 million for the six months ended June 30, 2001, compared to the same period in the prior year. This decrease was caused by the end of a royalty agreement in October 2000 associated with certain vascular intervention products. "Other, net" expenses increased $6.0 million for the second quarter of 2001 compared to the second quarter of 2000, and by $7.1 million for the six months ended June 30, 2001, compared to the same period in 2000. This was caused by write-offs of certain fixed assets in 2001 in addition to gains recognized on sales of investments in 2000.

In April 2001, the Company announced a field action concerning the first-generation VENTAK(R) PRIZM(TM) Implantable Defibrillator. A small number of these devices have switched to Safety Mode because of a rare interaction between the device and a specific memory component. All of these devices continue to deliver lifesaving therapy - full-output shock delivery to treat dangerous tachyarrhythmias, as well as single-chamber pacing to treat slow heart rhythms. All field inventory of devices that contain this memory component were returned to the Company to prevent the inconvenience of future occurrences. The Company offers a software solution designed to non-invasively return full functionality to any implanted device affected by the component interaction. The Company recorded a $25.0 million pre-tax special charge to first quarter earnings to account for expenses associated with this action and the previously discussed ANCURE recall. Management believes that this amount will be sufficient to fund all expenses related to these two actions.

The effective income tax rates for the quarter ended June 30, 2001 and 2000, were 28.0% and 31.5%, respectively. Excluding the effect of the special charge in 2001, the effective tax rates for the six months ended June 30, 2001 and 2000, were 28.0% and 32.5%, respectively. The improvement in the adjusted tax rate reflects Guidant's strategic investments in overseas manufacturing in lower tax jurisdictions and increased investments in research and development, which generate federal and state research and development tax credits.

Net income and earnings per share-diluted were $115.3 million and $0.38, respectively, in the second quarter of 2001. Net income and earnings per share-diluted for the quarter ended June 30, 2000, were $124.3 million and $0.40 per share, respectively. This represents a decrease in net income of $9.0 million or 7%. Excluding the special charge, net income and earnings per share-diluted were $242.2 million and $0.79, respectively, for the six months ended June 30, 2001. This reflects a decrease of $0.9 million compared to net income for the first six months of 2000. Reported net income for the six months ended June 30, 2001, was $226.5.

LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows which were more than sufficient to fund operations during the six months ended June 30, 2001. Cash and cash equivalents were $256.2 million at June 30, 2001, an increase of $93.2 million over December 31, 2000.

Working capital of $547.3 million at June 30, 2001, increased $94.2 million from the prior year-end level. The current ratio at June 30, 2001, is 1.8:1 compared to 1.6:1 at December 31, 2000. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $71.9 million for the six months ended June 30, 2001, compared to $198.0 million for the same period in 2000. This was driven by net additions of property and equipment of $70.2 million and $66.3 million for the first half of 2001 and 2000, respectively, in addition to the $125.0 million paid for the Impulse Dynamics option in 2000.

Net cash used for financing activities totaled $93.4 million for the six months ended June 30, 2001, compared to $40.8 million for the same period in 2000. In the third quarter of 2000, the Company ended its systematic share repurchase program, which had been in place since the Company's founding to offset dilution due to stock option programs. In April 2001, the Company announced that it would repurchase up to $200 million of its common shares on the open market or in privately negotiated transactions. The purchase was completed by the end of May 2001. Shares were repurchased opportunistically, at the discretion of Guidant management, to accomplish the same goal of offsetting dilution caused by stock option programs.

At June 30, 2001, the Company had outstanding borrowings of $897 million at a weighted average interest rate of 5.13% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $950 million. There are currently no outstanding borrowings under these facilities. Current cash flow projections show that $350 million of total debt will be paid down over the next twelve months and the Company has classified this amount as short-term debt at June 30, 2001.

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

The Company has recognized net deferred tax assets aggregating $180.1 million at June 30, 2001, compared to $189.1 million at December 31, 2000. In view of the consistent profitability of its past operations, the Company believes that all of these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties which may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed in Exhibit 99 filed herewith.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

On October 10, 1995, the Company filed suit against Medtronic, Inc. in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes a patent of the Company. On August 25, 1999, the court granted the Company's motions for summary judgment of infringement, validity and enforceability of the patent. A jury trial was held on the Company's claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded the Company $5.4 million in damages. On May 17, 2000, the court entered judgment awarding the Company $5.4 million in compensatory damages, $1.6 million in enhanced damages and prejudgment interest and costs. Medtronic has appealed and a hearing on Medtronic's appeal took place in June 2001.

On December 23, 1999, the Company brought suit against Medtronic, Inc. and Medtronic AVE, Inc. (collectively, "Medtronic") in the Northern District of California alleging that the S660 and S670 Rapid Exchange Coronary Stent Systems infringe a patent of the Company. Additionally, on December 28, 1999, the Company filed a Notice of Arbitration with the American Arbitration Association ("AAA"). The lawsuit has been stayed pending the outcome of the arbitration. An arbitration hearing was held in February 2001. However, one of the panel members died before a decision was rendered and the remaining two panel members were not able to reach a decision. As a result, on July 16, 2001, Medtronic filed a Notice of Arbitration with the AAA requesting a new arbitration hearing. On August 1, 2001, the Company amended its prior Notice of Arbitration to request a new arbitration hearing and to add the following Medtronic products to the arbitration: BeStent 2, S7, R1S and R2.

The Company historically had a number of disputes with Boston Scientific Corporation ("BSC") and its subsidiary, SciMed Life Systems, Inc. ("SciMed"). On May 17, 2000, the Company and BSC agreed on a settlement structure covering all patent litigation pending between the two companies. The parties agreed to dismiss all litigation, except for the completion of certain appeals. An appeal continues to be pending in the lawsuit filed on August 12, 1998, by the Company against SciMed and BSC in the Southern District of Indiana alleging that SciMed's NIR stent infringes certain patents. On June 28, 2000, the court granted BSC's and SciMed's motion for summary judgment of non-infringement and entered a final judgment dismissing the case. The

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings (continued)

Company appealed this decision and the hearing took place in May 2001. On August 6, 2001, the U.S. Court of Appeals for the Federal Circuit, in a decision favorable to the Company, vacated in significant part the judgment of non-infringement of a number of claims from several of the Company's patents because the judgment was based on an erroneous claim construction.

On March 31, 1999, Pacesetter, Inc., a subsidiary of St. Jude Medical, Inc., filed suit against Guidant Sales Corporation and Cardiac Pacemakers, Inc., subsidiaries of the Company, in the Central District of California alleging that rate responsive pacemakers or defibrillators having rate responsive pacing (including, by name, the VIGOR SR and VIGOR DR pacemakers) infringe two patents owned by Pacesetter. On February 16, 2001, the District Court dismissed the case at the request of the parties.

Recently, the Company tried a patent infringement action involving two patents against St. Jude Medical, Inc., in U.S. District Court in Indianapolis. On July 3, 2001, the jury found that the two patents are valid and that St. Jude's implantable cardioverter defibrillators infringe one of these two patents. The patent, which St. Jude was found to infringe, expired in March 2001. The jury awarded the company damages of $140.0 million against St. Jude for St. Jude's infringement of this patent. The sum does not include pre or post judgment interest. Post trial motions and appeals to the Federal Circuit Court of Appeals will likely follow and no judgments are likely to be paid, if at all, until those proceedings have run their course. Furthermore, since the amount of damages, if any, which the Company may receive cannot be quantified until the legal process is complete, no gain has been recorded in the financial statements for this award.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Shareholders was held on May 21, 2001. The following matters were voted on at the meeting:

Election of Directors:

NAME                                   FOR                     WITHHELD

Kim B. Clark                           261,050,861             2,212,806
Maurice A. Cox, Jr.                    260,976,621             2,287,046
Nancy-Ann Min DeParle                  260,986,641             2,277,026
Ronald W. Dollens                      261,047,245             2,216,422
Enrique C. Falla                       261,048,582             2,215,085


Approval of the 2001 Guidant Corporation Employee Stock Purchase Plan:

For               257,045,847
Against             4,557,666
Abstain             1,660,154

Ratification of the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for the year 2001:

For               261,757,221
Against               594,394
Abstain               912,052


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits. The following document is filed as an exhibit to this report:
         99       Factors Possibly Affecting Future Operating Results

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (continued)

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




                                        GUIDANT CORPORATION
                                        -------------------
                                        (Registrant)




Date      August 13, 2001               /s/ KEITH E. BRAUER
                                        -------------------
                                        Keith E. Brauer
                                        Vice President, Finance and
                                        Chief Financial Officer





Date      August 13, 2001               /s/ MICHAEL A. SHERMAN
                                        ----------------------
                                        Michael A. Sherman
                                        Corporate Controller and
                                        Chief Accounting Officer