Form 10-Q
period 2001-09-30
GUIDANT CORP
filed 2001-11-14
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2001


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


Yes   X        No
    -----         -----



The number of shares of common stock outstanding as of November 7, 2001:

               Class                  Number of Shares Outstanding
               ------                 ----------------------------
               Common                        304,727,224

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                               GUIDANT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in millions, except per share data)
                                   (unaudited)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                  ----------------------------     ------------------------
                                                                      2001             2000           2001           2000

Net sales.....................................................       $661.6           $600.8       $1,988.9       $1,899.9

Cost of products sold..........................................       165.0            149.2          490.1          452.3
                                                                     ------           ------       --------       --------

       Gross profit............................................       496.6            451.6        1,498.8         1447.6

Research and development.......................................        95.1             85.6          278.5          265.0
Sales, marketing, and administrative...........................       200.0            173.4          616.0          550.9
Interest, net..................................................         7.1             14.0           25.5           42.8
Royalties, net.................................................        10.2             10.3           30.6           38.8
Amortization...................................................        10.8             10.3           32.6           33.2
Other, net.....................................................         3.4             (7.1)           9.2           (8.4)
Foundation contribution........................................        10.0             --             10.0           10.8
Litigation settlement gain, net................................       (10.0)           (12.9)         (10.0)         (23.7)
Special charge.................................................        --               --             25.0           --
                                                                     ------           ------       --------       --------
Income before income taxes ....................................       170.0            178.0          481.4          538.2

Income taxes...................................................        47.6             55.2          132.5          172.3
                                                                     ------           ------       --------       --------
       Net income..............................................      $122.4           $122.8       $  348.9       $  365.9
                                                                     ======           ======       ========       ========
Earnings per share - basic.....................................      $ 0.41           $ 0.41       $   1.16       $   1.22
                                                                     ======           ======       ========       ========
Earnings per share - diluted...................................      $ 0.40           $ 0.40       $   1.14       $   1.18
                                                                     ======           ======       ========       ========




See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)

                                                SEPTEMBER 30,   DECEMBER 31,
                                                   2001            2000
                                                -------------   ------------
                                                (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ....................   $    354.5     $    163.0

Short-term investments .......................          5.7            5.6

Accounts receivable, net of allowances
       of $24.2(2001) and $18.3(2000) ........        625.0          587.8

Other receivables ............................         30.8           23.4

Inventories ..................................        249.3          225.6

Deferred income taxes ........................        139.0          137.1

Prepaid expenses .............................         37.9           19.8
                                                 ----------     ----------
       Total Current Assets ..................      1,442.2        1,162.3

OTHER ASSETS
Goodwill, net of allowances
       of $136.5(2001) and $132.8(2000) ......        430.4          451.3

Other intangible assets, net of allowances
       of $59.9(2001) and $47.7(2000) ........        189.6          191.2

Deferred income taxes ........................         37.2           52.0

Investments ..................................         41.1           38.7

Sundry .......................................         47.7           50.4

Property and equipment, net of accumulated
       depreciation of $445.8 (2001) and
       $403.7 (2000) .........................        604.2          575.5
                                                 ----------     ----------
                                                 $  2,792.4     $  2,521.4
                                                 ==========     ==========


See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       2001           2000
                                                    -------------  ------------
                                                    (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable...................................   $   60.5      $   59.2

Employee compensation..............................       92.7         126.8

Other liabilities..................................      171.3         139.3

Income taxes payable...............................      104.3          83.9

Short-term debt....................................      350.0         300.0
                                                      --------      --------
       Total Current Liabilities...................      778.8         709.2


NONCURRENT LIABILITIES
Long-term debt.....................................      498.5         508.9

Other  ............................................      120.0         119.8
                                                      --------      --------
                                                         618.5         628.7

Commitments and contingencies......................        --            --

SHAREHOLDERS' EQUITY
Common stock, no par value:
       Authorized shares: 1,000,000,000
       Issued shares:     309,018,000 (2001)             226.1         214.9
                          308,476,000 (2000)

Additional paid-in capital.........................      184.3         167.8

Retained earnings..................................    1,255.4         906.5

Deferred cost, ESOP................................      (31.6)        (35.4)

Treasury stock, at cost
       Shares: 4,590,000 (2001)....................     (176.9)         --

Accumulated other comprehensive income ............      (62.2)        (70.3)
                                                      --------      --------
                                                       1,395.1       1,183.5
                                                      --------      --------
                                                      $2,792.4      $2,521.4
                                                      ========      ========

See notes to consolidated financial statements.

                               GUIDANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          -------------------
                                                          2001           2000
                                                          ----           ----
CASH PROVIDED BY OPERATING ACTIVITIES:
     Net income......................................... $ 348.9       $ 365.9

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES:
     Depreciation.......................................    71.9          65.5
     Amortization of goodwill and other
       intangible assets................................    32.6          33.2
     Provision for inventory and other losses...........    61.6          29.2
     Other noncash expenses, net........................    45.2          43.0
                                                         -------       -------
                                                           560.2         536.8
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Receivables, increase..............................   (69.5)        (98.0)
     Inventories, increase..............................   (76.7)        (13.3)
     Prepaid expenses and other assets,
        increase........................................   (15.8)         (9.1)
     Accounts payable and accrued liabilities,
        decrease........................................   (32.1)         (1.9)
     Income taxes payable, increase ....................    31.8         101.2
     Other liabilities, increase (decrease).............    50.6         (57.6)
                                                         -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITIES...............   448.5         458.1

INVESTING ACTIVITIES:
     Additions of property and equipment, net...........  (105.4)       (109.5)
     Impulse Dynamics Option............................    --          (125.0)
     Purchases of available-for-sale investments........    (4.0)         (3.2)
     Sale/maturity of investments.......................     1.2           3.1
     Increase in other assets, net......................   (10.7)         (8.2)
                                                         -------       -------

NET CASH USED FOR INVESTING ACTIVITIES..................  (118.9)       (242.8)

FINANCING ACTIVITIES:
     Increase in borrowings, net........................    42.1           4.3
     Purchase of common stock and other capital
        transactions....................................  (182.8)       (162.9)
                                                         -------       -------

NET CASH USED FOR FINANCING ACTIVITIES..................  (140.7)       (158.6)

Effect of Exchange Rate Changes on Cash.................     2.6          (3.9)
                                                         -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS...............   191.5          52.8

Cash and Cash Equivalents at Beginning of Period........   163.0          27.8
                                                         -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............. $ 354.5       $  80.6
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

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2001              2000
                                             -------------     ------------
         Finished products                      $139.6            $133.0
         Work in process                          54.7              44.0
         Raw materials and supplies               55.0              48.6
                                                ------            ------
                                                $249.3            $225.6
                                                ======            ======

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,        SEPTEMBER 30,
                                             ------------------   -----------------
                                              2001       2000      2001      2000
                                              ----       ----      ----      ----
Net income ...............................   $ 122.4   $ 122.8   $ 348.9   $ 365.9
                                             =======   =======   =======   =======

Weighted-average common shares outstanding    299.25    301.10    301.19    300.78

Effect of employee stock options .........      3.60      9.22      4.77      9.57
                                             -------   -------   -------   -------

Weighted-average common shares outstanding
   and assumed conversions ...............    302.85    310.32    305.96    310.35
                                             =======   =======   =======   =======

Earnings per share - basic ...............   $  0.41   $  0.41   $  1.16   $  1.22
                                             =======   =======   =======   =======

Earnings per share - diluted .............   $  0.40   $  0.40   $  1.14   $  1.18
                                             =======   =======   =======   =======


During the third quarter of 2001, approximately 25 million potential common shares were not included in the computation of earnings per share-diluted since they were anti-dilutive.

NOTE 4  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts and available-for-sale securities. For the third quarter of 2001 and 2000, comprehensive income was $148.4 million and $108.6 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $357.0 million and $343.5 million, respectively.

NOTE 5 - SEGMENT INFORMATION

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                SEPTEMBER 30,
GEOGRAPHIC INFORMATION:   2001          2000           2001          2000
                          ----          ----           ----          ----
NET SALES(1):
United States           $  457.8     $    419.8     $  1,389.9     $  1,349.3
International              203.8          181.0          599.0          550.6
                        --------     ----------     ----------     ----------

                        $  661.6     $    600.8     $  1,988.9     $  1,899.9
                        ========     ==========     ==========     ==========

(1) Revenues are attributed to countries based on location of the customer.

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SEGMENT INFORMATION (CONTINUED)

                                SEPTEMBER 30,              DECEMBER 31,
LONG-LIVED ASSETS:                  2001                       2000
                                    ----                       ----

United States                       $543.5                    $523.5
International                         60.7                      52.0
                                    ------                    ------
                                    $604.2                    $575.5
                                    ======                    ======

                               THREE MONTHS ENDED          NINE MONTHS ENDED
NET SALES OF CLASSES              SEPTEMBER 30,              SEPTEMBER 30,
OF SIMILAR PRODUCTS:            2001        2000           2001         2000
                                ----        ----           ----         ----


Vascular intervention          $290.4      $255.6        $  893.9    $  886.4
Cardiac rhythm management       328.0       305.7           972.7       913.0
Endovascular solutions           25.2        27.2            68.8        59.8
Cardiac surgery                  18.0        12.3            53.5        40.7
                               ------        ----        --------        ----

                               $661.6      $600.8        $1,988.9    $1,899.9
                               ======      ======        ========    ========

NOTE 6 - SPECIAL CHARGE

Guidant recorded a $25.0 million pre-tax special charge to first quarter earnings to account for expenses for a field action related to the first-generation VENTAK(R) PRIZM(TM) Implantable Defibrillator and the voluntary recall of the ANCURE(R) ENDOGRAFT(R) System. Management believes that this amount will be sufficient to fund all expenses related to these two actions.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. These two statements modify the method of accounting for business combinations entered into after June 30, 2001, and address accounting for goodwill and intangible assets. Under SFAS 141, all business combinations initiated after June 30, 2001, will be accounted for using the purchase method. Under SFAS 142, goodwill will no longer be amortized, but will be subject to annual impairment tests. The Company's goodwill amortization expense is approximately $30 million after-tax annually. SFAS 142 will be adopted by Guidant on January 1, 2002.

On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment and or Disposal of Long-Lived Assets. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of SFAS 121 and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Guidant will adopt this standard on January 1, 2002. The application of SFAS 144 is not expected to have a material impact on the Company's results of operations and financial position.

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES

The Company is a party to various legal actions that have arisen in the normal course of business. The following is a listing of cases in which Guidant is a defendant or has sought declaratory relief as a result of claims being made by a third party which are required to be disclosed under generally accepted accounting principles. A listing of additional cases in which the Company is involved is available in the Company's most recent reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission.

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit against the Company alleging that the sale of the MULTI-LINK Coronary Stent System infringes the Palmaz/Schatz patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in future arbitration proceedings. As part of the agreement, the parties received licenses to the other's patents involved in the disputes. The arbitration proceedings will determine what payments, if any, need to be made. In the arbitration proceeding regarding the Palmaz/Schatz patents, Cordis is allowed to assert a limited number of claims from the following United States patents: 5,102,417; 4,733,762; and 5,902,332. The arbitration process began on October 1, 2001, and the parties are in the process of selecting an arbitration panel.

On February 18, 1998, Arterial Vascular Engineering, Inc. (n/k/a Medtronic AVE, Inc.), filed suit against the Company's subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, monetary damages, and to invalidate ACS stent patents asserted against Medtronic AVE. The Court has approved a joint motion to stay the litigation until September 2002.

On August 20, 2001, the Company and Cook Incorporated (Cook) announced that they had entered into an agreement pursuant to which the Company will act as worldwide exclusive distributor for a new Paclitaxel coated coronary stent to be developed and manufactured by Cook. On September 10, 2001, Boston Scientific Corporation (BSC) sent a Notice of Dispute to Cook alleging that Cook's agreement with the Company appears to constitute actual and anticipatory breaches of a License Agreement with Angiotech Pharmaceuticals, Inc. (Angiotech) granting licenses to BSC and Cook. BSC's letter also threatened that BSC would commence arbitration. On October 11, 2001, the Company and Cook filed suit against BSC in the United States District Court for the Southern District of Indiana requesting relief from the Court including a finding that the agreement between the Company and Cook is not a breach of the Angiotech license agreement and preventing BSC from pursuing arbitration against Cook. On October 11, 2001, Cook received notice that BSC had filed a Notice of Arbitration against Cook.

The Company believes that it has substantial and meritorious defenses against the above claims and intends to vigorously contest them. While it is not possible to predict or determine the outcomes of the legal actions brought against it, or to provide an estimate of any additional losses, if any, that may arise, the Company believes the costs associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

Further, additional claims may be asserted in the future relative to events currently unknown to management. Management believes that the Company's risk management practices, including insurance coverage, are reasonably adequate to protect against potential product liability losses.

                               GUIDANT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENT

On October 25, 2001, Guidant entered into an agreement with Metamorphic Surgical Devices, LLC, to purchase technology pertaining to the development of embolic protection devices. If certain milestones are met, the Company may be required to pay up to $15 million during the fourth quarter of 2001 and an additional $3 million thereafter. Fourth quarter 2001 payments will be recorded as in-process research and development expense, as the technological feasibility of these products has not been established and they have no alternative uses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Guidant Corporation pioneers lifesaving technology, giving an opportunity for a better life today to 7 million cardiac and vascular patients worldwide. The Company, driven by a strong entrepreneurial culture of 10,000 employees, develops, manufactures, and markets a broad array of products and services that enable less invasive care for some of life's most threatening medical conditions. Guidant offers: i) coronary and peripheral stent systems, balloon dilatation catheters, and related accessories used for opening blocked arteries;
ii) implantable defibrillator systems, which are used to detect and treat abnormally fast heart rhythms (tachycardia); iii) implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable cardiac resynchronization therapy for the treatment of heart failure; v) products for use in minimally invasive endovascular procedures, including the treatment of abdominal aortic aneurysms (AAA); vi) products to perform leading edge cardiac surgery procedures such as Off Pump Coronary Revascularization with Endoscopic Saphenous vein harvesting (OPCRES); and vii) intravascular radiotherapy systems for artery disease. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets. As used herein, the terms "the Company" and "Guidant" mean Guidant Corporation and/or its subsidiaries.

The following tables are summaries of the Company's net sales and major expenses. For purposes of analysis and discussion herein, the Company employs the concepts of operating expenses and operating income. Operating expenses are defined as research and development and sales, marketing, and administrative expenses. Operating income is defined as gross profit less operating expenses.


                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                        ------------------       -----------------
                                          2001      2000          2001      2000
                                          ----      ----          ----      ----
                                                    (Dollars in millions)
                                                         (unaudited)
Net sales                                 $661.6    $600.8      $1,988.9   $1,899.9

Cost of products sold                      165.0     149.2         490.1      452.3
                                          ------    ------      --------   --------
     Gross profit                          496.6     451.6       1,498.8    1,447.6

Research and development                    95.1      85.6         278.5      265.0
Sales, marketing, and administrative       200.0     173.4         616.0      550.9
                                          ------    ------      --------   --------
     Operating expenses                    295.1     259.0         894.5      815.9

Operating income                          $201.5    $192.6      $  604.3   $  631.7
                                          ======    ======      ========   ========

                                               AS A PERCENT OF NET SALES
                                        -------------------------------------
                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  -----------------
                                          2001      2000     2001       2000
                                          ----      ----     ----       ----


Net sales                                100.0%     100.0%    100.0%   100.0%

Cost of products sold                     24.9       24.8      24.6     23.8
                                         -----      -----     -----    -----
     Gross profit                         75.1       75.2      75.4     76.2

Research and development                  14.4       14.2      14.0     14.0
Sales, marketing, and administrative      30.2       28.9      31.0     29.0
                                         -----      -----     -----    -----

     Operating expenses                   44.6       43.1      45.0     43.0

Operating income                          30.5%      32.1%     30.4%    33.2%
                                         =====      =====     =====    =====

OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company had worldwide net sales of $661.6 million for the three months ended September 30, 2001, reflecting an increase of $60.8 million or 10% compared to the same period in 2000. Growth on a constant currency basis was 12% or an additional $9.4 million in sales. Growth in unit volume of 17% increased net sales, while price declines decreased net sales 5%. Guidant's sales performance was balanced geographically showing growth from all of its global operations compared to the third quarter of 2000. U.S. sales grew 9% and even with a negative currency impact, growth was 13% in Europe, 11% in Japan, and 15% in the remaining international geographies. On a constant currency basis, growth was 14% in Europe, 22% in Japan, and 28% in the remaining international geographies. Sales for the nine months ended September 30, 2001, of $1,988.9 million, increased $89.0 million or 5% over the same period in 2000. Unit volume growth of 11% increased net sales, while price declines of 4% and an unfavorable foreign currency exchange rate impact of 2% decreased net sales.

Worldwide coronary stent system revenues were $192.7 million for the three months ended September 30, 2001, reflecting a 17% increase over the same period in 2000. U.S. sales were $135.1 million for the third quarter of 2001, a 21% increase over third quarter 2000 results. Third quarter average selling prices for stent systems in the U.S. decreased by 12% compared to the same period in the prior year and by less than 6% compared to the second quarter 2001. Special one-time pricing was offered to certain accounts during the third quarter of 2001 as part of a program to compete for sales in the rapid exchange portion of the coronary stent market due to a competitor's exit from that business. Consistent with our experience over the past several quarters, the Company believes that pricing declines of 1-3% sequentially (without considering the additional impact of 2001 third quarter special one-time pricing) could continue on such systems in future quarters. Worldwide stent revenues were $593.1 million for the nine months ended September 30, 2001, compared to $616.6 million for same period in 2000.

U.S. coronary stent system sales growth was driven by the acceptance of the MULTI-LINK PENTA(TM) Coronary Stent System launched in June 2001. The MULTI-LINK PENTA, Guidant's fifth and most advanced broad use coronary stent system, contains technological innovations designed to help physicians better access and treat blockages in coronary arteries. In Europe, coronary stent system sales growth of 11% for the third quarter of 2001 compared to the same period in the prior year was driven by the performance of the MULTI-LINK PIXEL(TM) Coronary Stent System, designed for small diameter vessels. The MULTI-LINK PIXEL received FDA approval in June 2001, but will not achieve full U.S. distribution until the fourth quarter of 2001. On August 15, 2001, Guidant announced initial implants of its next generation bare metal stent, the MULTI-LINK VISION(TM) Coronary Stent System. The MULTI-LINK VISION incorporates a cobalt-chromium alloy, enabling a lower profile and more deliverability, while maintaining radiopacity (visibility) and radial strength.

On November 5, 2001, Guidant announced that it received FDA approval of the GALILEO(TM) Intravascular Radiotherapy System for the treatment of in-stent restenosis. The GALILEO System was approved in Europe in May 2000. In-stent restenosis is the recurrence of a blockage in a coronary artery that had been previously propped open with a coronary stent. This condition affects as many as 20% of patients treated with coronary stents each year. Radiation therapy is currently the only FDA approved method to treat in-stent restenosis. The GALILEO System has been shown to statistically reduce the rate of restenosis when treating in-stent restenosis by as much as 67%. As additional data becomes available, the Company continues to evaluate other potential indications for intravascular radiotherapy. Guidant will launch the GALILEO System in November 2001.

Angioplasty system and accessory sales of $91.6 million increased 5% for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. Worldwide sales growth of these products was 8% on a constant currency basis. Angioplasty sales for the nine months ended September 30, 2001, were $287.7 million, an increase of 10% from the same period in 2000. Guidant received FDA approval in March 2001 for the POWERSAIL(TM) and HIGHSAIL(TM) high-pressure Coronary Dilatation Catheters. POWERSAIL is on the rapid exchange platform, while HIGHSAIL is an over-the-wire device.

Pacemaker product sales were $150.9 million for the three months ended September 30, 2001, compared to $140.1 million for the same period in 2000, representing 8% growth worldwide, 9% on a constant currency basis. Sales growth was led by the U.S. at 10%, which can be attributed in part to a 16% increase in the U.S. sales organization over the past twelve months. Sales of pacemaker products for the first nine months of 2001 were $440.5 million compared to $407.1 million in the first nine months of 2000, representing growth of 8%. The benefits of dual-blended sensing, industry-leading electrogram storage, and atrial management features continue to be well received in the market. In October 2001, Guidant announced the CE Mark approval of its next generation INSIGNIA(TM) Pacing System. The INSIGNIA family of pacemakers offers proprietary blended-sensor technology designed to measure patient workload through respiration and motion, providing optimal rate response based on the patient's activity. INSIGNIA also contains Guidant's popular Ventricular Rate Response technology to address symptoms brought about due to abnormal atrial rhythms. The INSIGNIA offers greater longevity, reduced size, and enhanced diagnostics, along with the atrial and ventricular features offered in the current PULSAR MAX II family.

Worldwide implantable defibrillator system sales of $177.1 million grew 7% in the third quarter of 2001 compared to the same period a year ago. U.S. sales totaled $140.1 million for the third quarter of 2001, representing 2% growth over the prior year. International sales growth was 32% and was driven in part by the increasing use of cardiac resynchronization devices for heart failure. Guidant is a pioneer in medical solutions for heart failure, a medical condition in which the heart is unable to pump enough blood to meet the metabolic needs of the body. It affects well over 5 million people in the U.S., an estimated 6.5 million in Europe, and 2.4 million in Japan. Guidant first released its family of products designed specifically for the treatment of patients with heart failure, the CONTAK CD(TM) and CONTAK TR(TM) systems, in Europe in November 1999. On July 18, 2001, Guidant announced the European market release of its CONTAK RENEWAL(TM) Cardiac Resynchronization Therapy Defibrillator. The RENEWAL device for heart failure treatment contains new therapeutic and diagnostic capabilities that are designed to help physicians better manage their patients' conditions. The Company also announced the first human implants worldwide of the CONTAK RENEWAL 2, the third generation device to treat patients with heart failure. Sales of these devices were included in reported implantable defibrillator and pacemaker sales, as appropriate. For the nine months ended September 30, 2001, implantable defibrillator system sales were $532.2 million, representing growth of $26.2 million or 5% over the first nine months of 2000.

Guidant applied for FDA approval of the CONTAK CD in February 2001. On July 10, 2001, the Company presented an initial analysis of clinical results of Guidant's CONTAK CD cardiac resynchronization defibrillator trial to an advisory panel of the FDA. Based on the presentation, the panel voted not to recommend the CONTAK CD for approval. The Company submitted a PMA amendment to the FDA on September 6, 2001, providing additional data, including more patients, longer follow-up, and statistical analysis encompassing all groups of patients. Guidant continues to work closely with the FDA to bring this product to market in a timely manner. While the FDA is in control of the approval process, Guidant is taking the necessary steps to prepare for product approval by training the sales force and building inventory.

Sales of endovascular solutions products were $25.2 million for the third quarter of 2001, compared to $27.2 million in the third quarter of 2000. These sales include Guidant's ANCURE(R) ENDOGRAFT(R) System and accessories for the treatment of abdominal aortic aneurysms as well as peripheral vascular products. Peripheral vascular disease, which is characterized by reduced blood flow to the lower extremities due to atherosclerosis, affects more than 12 million people in North America and Europe, with approximately 600,000 newly diagnosed cases each year. Sales for the third quarter of 2001 were less than the third quarter of 2000 when Guidant had three months of full market release of the ANCURE system. Sales of the ANCURE System were voluntarily halted in March 2001 as a result of Guidant's identification of certain deficiencies in the ANCURE-related regulatory processes and communications with the FDA. In August 2001, the Company received FDA approval of the required PMA supplements, which allowed the return to a full market release of the ANCURE System. For the nine months ended September 30, 2001, endovascular solutions product sales were $68.8 million compared to $59.8 million during the same period in the prior year.

Sales of cardiac surgery products were $18.0 million for the three months ended September 30, 2001, compared to $12.3 million for the three months ended September 30, 2000, representing growth of 46%. For the first nine months of 2001, these sales were $53.5 million as compared to $40.7 million in the first nine months of 2000. Cardiac surgery sales include the VASOVIEW(R) Endoscopic Vessel Harvesting System and the AXIUS(TM) Off-Pump Stabilization System. Together these two systems comprise Off Pump Coronary Revascularization with Endoscopic Saphenous vein harvesting (OPCRES). The AXIUS System combines proprietary technology that enables the physician to access the back portion of the heart with Guidant's off-pump (beating heart) multi-vessel coronary artery bypass grafting system. This allows for bypass procedures without stopping the patient's heart and eliminates the need for a patient to be placed on a heart-lung machine. Beating heart procedures potentially reduce post-operative hospital stay, cost, neuro-cognitive effects, and surgical complications, while preserving the clinical outcomes associated with conventional surgery.

For the three months ended September 30, 2001, cost of products sold represented 24.9% of net sales which was stable with the prior year third quarter at 24.8%. Cost of products sold as a percentage of net sales was 24.6% for the first nine months of 2001 compared to 23.8% for the first nine months of 2000. The increase was driven by the impact of foreign exchange and a shift in product mix.

Guidant continued to invest aggressively in research and development due to its commitment to bring a new level of lifesaving cardiac and vascular technology to patients. Research and development expense was $95.1 million for the third quarter of 2001, or 14.4% of net sales, compared to $85.6 million in the third quarter of 2000, or 14.2% of net sales. Research and development spending for the nine months ended September 30, 2001 and 2000, was $278.5 million and $265.0 million, respectively. In addition to investments in the development of next-generation models of existing product lines, research and development spending in 2001 includes: (i) development of implantable resynchronization therapy for the treatment of heart failure; (ii) research related to drug-eluting stents for the prevention and treatment of artery disease; (iii) development of intravascular radiotherapy devices for artery disease; (iv) development of peripheral stents, balloons, guidewires, embolic protection devices, and other devices used to treat peripheral vascular disease, including carotid and neurovascular occlusions; and (v) development of treatments for atrial arrhythmias. The Company intends to continue its aggressive research and development spending to maintain its commitment to bring new technologies to patients and provide cost-effective therapies to treat cardiovascular and vascular diseases.

Guidant's research and development efforts have yielded key clinical milestones. The Company announced that it has completed enrollment of 360 patients in the ACTION study supporting the PHARMA-LINK(TM) Drug-Eluting Stent Program. The PHARMA-LINK Program utilizes the compound, Actinomycin D. The ACTION study will be used by Guidant to file for CE Mark approval for its drug-eluting stent system. Guidant also plans to use data from the first 90 patients in the ACTION study as the basis for its submission of an application for an Investigational Device Exemption (IDE) with the FDA. The IDE will support the pivotal U.S. study for Actinomycin D coated stents, which is necessary to obtain FDA approval for U.S. marketing and distribution of the product.

In August 2001, Guidant and Cook Incorporated entered into a series of development and distribution agreements involving Cook's drug-eluting stent program and Guidant's stent and balloon dilatation technology. Guidant will be the worldwide exclusive distributor for a new Paclitaxel coated coronary stent to be developed and manufactured by Cook (the ACHIEVE(TM) Coronary Stent System). The ACHIEVE System will utilize Cook's drug coating technology with stent and delivery system components supplied by Guidant to Cook. In November 2001, Guidant announced IDE approval to begin the DELIVER clinical trial for ACHIEVE. The regulatory filing was based in part on the successful results of two clinical studies conducted by Cook demonstrating preliminary safety and efficacy of Paclitaxel coated stents.

Under a separate distribution agreement with Cook, Guidant will provide Cook with over-the-wire and rapid exchange stent delivery technologies for Cook to incorporate into its other coronary stent systems. The companies have also entered into intellectual property licensing agreements concerning Guidant's stent technology and Cook's endovascular graft technology for the treatment of abdominal aortic aneurysms. These agreements highlight the Company's commitment to bring new cost-effective technologies and therapies to patients.

In the U.S., Guidant is continuing its aggressive efforts to enroll patients in the COMPANION study, the first controlled study that will evaluate the effects of cardiac resynchronization therapy on both mortality and hospitalization rates in heart failure patients not otherwise indicated for a pacemaker or implantable defibrillator. This trial will collect and evaluate clinical data on up to 2,200 patients in approximately 120 centers across the U.S. to advance the treatment of heart failure patients. Guidant has currently enrolled approximately 1,300 patients in the COMPANION study in the U.S. The Company is also the sponsor of the MADIT II trial. This study looks at the impact on survival for patients who have had a prior myocardial infarction (heart attack) and low cardiac output and received a prophylactic implantable defibrillator. Over 1,200 patients have been enrolled to date.

Sales, marketing, and administrative expenses increased $26.6 million or 15% for the three months ended September 30, 2001, compared to the same period in 2000. These expenses for the nine months ended September 30, 2001, increased by $65.1 million or 12% over the nine months ended September 30, 2000. Growth in sales and marketing expenses was somewhat offset by declines in general and administrative expenses. Sales and marketing expense growth was driven by a 21% increase in the global sales force.

Operating income for the three months ended September 30, 2001, as previously defined, was $201.5 million compared to $192.6 million for the three months ended September 30, 2000. The 5% increase in operating income was a result of a 10% increase in sales offset by increased sales, marketing, and administrative expenses in addition to increased research and development expenses. For the nine months ended September 30, 2001, operating income of $604.3 million decreased $27.4 million or 4% compared to the nine months ended September 30, 2000, and was driven by Guidant's investment in its sales force.

Interest expense decreased $6.9 million for the third quarter of 2001 compared to the third quarter of 2000. Interest expense decreased by $17.3 million for the nine months ended September 30, 2001, compared to the same period in the prior year. This decrease was driven by a lower average debt outstanding balance in addition to lower interest rates in 2001. Royalty expense decreased by $0.1 million for the third quarter of 2001 compared to the third quarter of 2000, and by $8.2 million for the nine months ended September 30, 2001, compared to the same period in the prior year. This decrease was caused by the end of a royalty agreement in October 2000 associated with certain vascular intervention products. "Other, net" expenses increased $10.5 million for the third quarter of 2001 compared to the third quarter of 2000, and by $17.6 million for the nine months ended September 30, 2001, compared to the same period in 2000. Both quarter and nine-month comparisons were impacted by income from an up-front license access fee on a cardiac surgery product in the third quarter of 2000. The nine-month comparison was also impacted by write-offs of certain assets in 2001.

Guidant recorded a $10.0 million net benefit from several legal settlements in the third quarter of 2001. This net benefit is a direct result of the strength of Guidant's intellectual property, especially related to the coronary stent business. The Company chose to use these funds to make a $10.0 million contribution to the Guidant Foundation; therefore, the legal settlements did not have an impact on earnings in 2001. For the quarter ended September 30, 2000, Guidant recorded a $12.9 million benefit from a favorable legal ruling, which did impact earnings in 2000. For the nine months ended September 30, 2000, benefits from legal settlements totaled $23.7 million, which were offset in part by contributions to the Guidant Foundation totaling $10.8 million.

In April 2001, the Company announced a field action concerning the first-generation VENTAK(R) PRIZM(TM) Implantable Defibrillator. A small number of these devices have switched to Safety Mode because of a rare interaction between the device and a specific memory component. All of these devices continue to deliver lifesaving therapy - full-output shock delivery to treat dangerous tachyarrhythmias, as well as single-chamber pacing to treat slow heart rhythms. All field inventory that contained this memory component was returned to the Company to prevent the inconvenience of future occurrences. The Company offers a software solution designed to non-invasively return full functionality to any implanted device affected by the component interaction. The Company recorded a $25.0 million pre-tax special charge to first quarter earnings to account for expenses associated with this action and the previously discussed ANCURE recall. Management believes that this amount will be sufficient to fund all expenses related to these two actions.

The effective income tax rates for the quarter ended September 30, 2001 and 2000, were 28.0% and 31.0%, respectively. Excluding the effect of the special charge in 2001, the effective tax rates for the nine months ended September 30, 2001 and 2000, were 28.0% and 32.0%, respectively. The improvement in the adjusted tax rate reflects Guidant's strategic investments in overseas manufacturing in lower tax jurisdictions and increased investments in research and development, which generate federal and state research and development tax credits.

Net income and earnings per share-diluted were $122.4 million and $0.40, respectively, in the third quarter of 2001. Net income and earnings per share-diluted for the quarter ended September 30, 2000, were $122.8 million and $0.40, respectively. Excluding the special charge, net income and earnings per share-diluted were $364.6 million and $1.19, respectively, for the nine months ended September 30, 2001. This reflects a decrease of $1.3 million compared to net income for the first nine months of 2000. Reported net income and earnings per share-diluted for the nine months ended September 30, 2001, were $348.9 million and $1.14, respectively.

LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows, which were more than sufficient to fund operations during the nine months ended September 30, 2001. Cash and cash equivalents were $354.5 million at September 30, 2001, an increase of $191.5 million over December 31, 2000.

Working capital of $663.4 million at September 30, 2001, increased $210.3 million from the prior year-end level. The current ratio at September 30, 2001, is 1.9:1 compared to 1.6:1 at December 31, 2000. The Company believes its cash from operations is sufficient to fund essentially all future working capital needs and discretionary operating spending requirements.

Net cash used for investing activities totaled $118.9 million for the nine months ended September 30, 2001, compared to $242.8 million for the same period in 2000. This was driven by net additions of property and equipment of $105.4 million and $109.5 million for the first nine months of 2001 and 2000, respectively, in addition to the $125.0 million paid for the Impulse Dynamics option in 2000.

Net cash used for financing activities totaled $140.7 million for the nine months ended September 30, 2001, compared to $158.6 million for the same period in 2000. In the third quarter of 2000, the Company ended its systematic share repurchase program, which had been in place since the third quarter of 1996 to offset dilution due to stock option programs. In the second quarter of 2001, the Company repurchased 5.2 million of its common shares for approximately $200 million. Shares were repurchased opportunistically, at the discretion of Guidant management, to accomplish the same goal of offsetting dilution caused by stock option programs.

At September 30, 2001, the Company had outstanding borrowings of $849 million at a weighted average interest rate of 4.49% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $950 million. There are currently no outstanding borrowings under these facilities. Current cash flow projections show that $350 million of total debt will be paid down over the next twelve months and the Company has classified this amount as short-term debt at September 30, 2001.

The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The Company also expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $140 million in 2001, primarily due to continued investment in the Company's manufacturing and research facilities.

The Company has recognized net deferred tax assets aggregating $176.2 million at September 30, 2001, compared to $189.1 million at December 31, 2000. In view of the consistent profitability of its past operations, the Company believes that all of these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties which may cause actual results to differ materially from those projected. These forward-looking statements or projections are based on the beliefs of management as well as on assumptions made by and information currently available to us at the time the statements were made. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company, are intended to identify the forward-looking statements. The Company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. Certain economic, competitive, governmental, technological, and other factors which may affect the Company's operations are discussed in Exhibit 99 filed herewith.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

On October 10, 1995, the Company filed suit against Medtronic, Inc. in the Northern District of California alleging that the Medtronic FALCON coronary dilatation catheter infringes a patent of the Company. On August 25, 1999, the District Court granted the Company's motions for summary judgment of infringement, validity and enforceability of the patent. A jury trial was held on the Company's claim of willful infringement and damages. On November 3, 1999, the jury returned its verdict finding that Medtronic had willfully infringed the patent and awarded the Company $5.4 million in damages. On May 17, 2000, the District Court entered judgment awarding the Company $5.4 million in compensatory damages, $1.6 million in enhanced damages and prejudgment interest and costs. Medtronic appealed and the Court of Appeals for the Federal Circuit affirmed the District Court's judgment on September 10, 2001.

On December 23, 1999, the Company brought suit against Medtronic, Inc. and Medtronic AVE, Inc. (collectively, "Medtronic") in the Northern District of California alleging that the S660 and S670 Rapid Exchange Coronary Stent Systems infringe a patent of the Company. Additionally, on December 28, 1999, the Company filed a Notice of Arbitration with the American Arbitration Association ("AAA"). The lawsuit has been stayed pending the outcome of the arbitration. An arbitration hearing was held in February 2001. However, one of the panel members died before a decision was rendered and the remaining two panel members were not able to reach a decision. As a result, on July 16, 2001, Medtronic filed a Notice of Arbitration with the AAA requesting a new arbitration hearing. On August 1, 2001, the Company amended its prior Notice of Arbitration to request a new arbitration hearing and to add the following Medtronic products to the arbitration: BeStent 2, S7, R1S and R2. A new arbitration panel has been selected and the hearing is currently scheduled to take place in the first quarter of 2002, with a final decision expected in the second quarter.

On August 20, 2001, the Company and Cook Incorporated ("Cook") announced that they had entered into an agreement pursuant to which the Company will act as worldwide exclusive distributor for a new Paclitaxel coated coronary stent to be developed and manufactured by Cook. On September 10, 2001, Boston Scientific Corporation ("BSC") sent a Notice of Dispute to Cook alleging that Cook's agreement with the Company appears to constitute actual and anticipatory breaches of a License Agreement with

Angiotech Pharmaceuticals, Inc. ("Angiotech") granting licenses to BSC and Cook. BSC's letter also threatened that BSC would commence arbitration. On October 11, 2001, the Company and Cook filed suit against BSC in the United States District Court for the Southern District of Indiana requesting relief from the Court including a finding that the agreement between the Company and Cook is not a breach of the Angiotech license agreement and preventing BSC from pursuing arbitration against Cook. On October 11, 2001, Cook received notice that BSC had filed a Notice of Arbitration against Cook.

On April 3, 2000, the Company and Cordis Corporation ("Cordis"), a subsidiary of Johnson & Johnson, agreed to dismiss all patent litigation between the companies and to resolve remaining disputes in future arbitration proceedings. As part of the agreement, each party received licenses to the other's patents involved in the disputes. The arbitration proceedings will determine what, if any, payments need to be made. In one of the arbitration proceedings, Cordis asserted that Guidant infringed Cordis' Pinchuk patents. The arbitration hearing was scheduled to take place in late 2001; however, the parties agreed to settle the dispute without the need for an arbitration hearing. The settlement was not material to Guidant.

The Company has had a number of disputes with General Surgical Innovations, Inc. ("GSI"). In one case, Origin Medsystems, Inc. ("Origin"), a subsidiary of the Company, filed suit against GSI alleging that GSI's Spacemaker balloon products infringe an Origin patent. In a second case, GSI filed suit against Origin alleging that Origin's VASOVIEW Balloon Dissection System, Preperitoneal Distension Balloon (PDB) Systems, and Extraview Balloon Systems infringe a patent owned by GSI. In addition, GSI filed another suit against Origin alleging that the VASOVIEW Balloon Dissection, PDB and Extraview Systems infringe other patents owned by GSI. The parties settled all of these cases. The settlement was not material to Guidant.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.  The following documents are filed as exhibits to this report:
          10.1     Amended and Restated Credit Agreement dated as of August 22,
                   2001, among the Company, certain banks, and Morgan Guaranty
                   Trust Company of New York as administrative agent.
          10.2     Paclitaxel Coated Stent Distribution Agreement, dated
                   August 16, 2001, between Advanced Cardiovascular Systems,
                   Inc. and Cook Incorporated (Portions of the Agreement have been omitted pursuant to a request for confidential
                   treatment.)
           99      Factors Possibly Affecting Future Operating Results

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




                                  GUIDANT CORPORATION
                                  -------------------
                                  (Registrant)




Date November 14, 2001            s/ Keith E. Brauer
                                     -----------------------------
                                     Keith E. Brauer
                                     Vice President, Finance and
                                     Chief Financial Officer





Date November 14, 2001            s/ Michael A. Sherman
                                     -----------------------------
                                     Michael A. Sherman
                                     Corporate Controller and
                                     Chief Accounting Officer