Form 10-K
period 2001-12-31
GUIDANT CORP
filed 2002-03-21
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File Number 1-13388

GUIDANT CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1931722
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

111 Monument Circle, 29th Floor, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317.971.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Pacific Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Pacific Exchange

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

The aggregate market value of voting stock of the registrant held by non-affiliates as of March 11, 2002 (outstanding common shares as of March 11, 2002, less shares held by officers and directors as of February 1, 2002) was approximately $12.3 billion.

The number of shares of Common Stock outstanding as of March 11, 2002: 305,714,449

Portions of the following documents have been incorporated by reference into this report:

Document	Parts into Which Incorporated

Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 (Annual Report)	Parts I, II and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2002 (Proxy Statement)	Part III

PART I

ITEM 1. BUSINESS

Overview

Guidant Corporation pioneers lifesaving technology, giving an opportunity for better life today to 7 million cardiac and vascular patients worldwide. Driven by a strong entrepreneurial culture of 10,000 employees, Guidant develops, manufactures, and markets a broad array of products and services that enable less-invasive care for some of life’s most threatening medical conditions.

Guidant offers: i) stent systems, balloon dilatation catheters and related accessories used to open blocked arteries; ii) implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia); iii) implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable cardiac resynchronization therapy used to treat heart failure; v) products for use in less-invasive endovascular procedures, including the treatment of abdominal aortic aneurysms (AAA); vi) products to perform leading edge cardiac surgery procedures such as Off-Pump Coronary Revascularization with EndoScopic vessel harvesting (OPCRES); and vii) intravascular radiotherapy systems for artery disease.

Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in markets outside the United States.

Cardiovascular disease continues to be the leading cause of death in the United States. Guidant’s product portfolio has made it a leader in the cardiovascular markets it serves. Guidant’s mission is to provide therapeutic medical solutions of distinctive value for customers, patients and health care systems around the world. Guidant strives to accomplish this mission in a way that creates an environment in which employees are recognized and rewarded, while giving them an opportunity for professional growth and development. Guidant’s mission also is to enable employees to participate as shareholders and to provide all shareholders with sustainable growth and superior returns.

Guidant has pursued a strategy for growth that includes internal product development as well as collaborations with or acquisitions of others in the medical technology industry. During 2001, internally developed products drove Guidant’s sales growth. Guidant also entered a collaboration with Cook Incorporated (Cook) on paclitaxel-coated stents to be developed and manufactured by Cook and distributed by Guidant. Historically, Guidant has acquired technologies that complement its existing technology base, serve its existing customer base and/or expand its geographical presence. Guidant cannot provide assurances that it will complete additional acquisitions or, if completed, what the terms or nature of the acquisitions will be.

Products

Coronary Artery Disease

Guidant offers its customers a wide range of products for the treatment of coronary artery disease (CAD), including stent systems, dilatation catheters, guide wires, guiding catheters, atherectomy catheters and related accessories. The primary physician users for CAD products are interventional cardiologists.

More than six million Americans have been diagnosed with CAD, which is the formation of blood flow restrictions (atherosclerotic lesions) within the coronary arteries. If untreated, CAD can lead to a heart attack or stroke or cause chest pain that may interfere with normal activities. Worldwide, nearly two million patients annually undergo minimally invasive CAD interventions (angioplasty, stenting or atherectomy), which are less invasive, more patient friendly and less expensive alternatives to coronary artery bypass graft surgery.

In a percutaneous transluminal coronary angioplasty (PTCA) procedure, a local anesthetic is administered and a small incision is made in the patient’s groin area to gain access to the femoral artery. The physician inserts a guiding catheter through the femoral artery, up through the aorta and into the entrance of the coronary blood vessel and then advances a small guide wire through the inside of the guiding catheter, into the blood vessel and across the site of the blockage. Then a dilatation catheter is delivered over the guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the atherosclerotic plaque against the artery wall, thereby enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn.

The major clinical challenge to PTCA is clinical restenosis, the renarrowing of the blood vessel at the site of the initial treatment, generally requiring another intervention within six months of the initial procedure. A number of technologies have evolved to reduce the occurrence of this condition, often in combination with a coronary dilatation catheter, including stenting and atherectomy. Coronary stents and atherectomy catheters are delivered through a guiding catheter and over a guide wire, like coronary dilatation catheters.

Coronary stents

Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at a blockage in a coronary artery by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides a “mechanical” way of keeping the artery open.

Sales of coronary stent systems, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999 were 30%, 32% and 38%. Since the introduction of the MULTI-LINK™ Stent System in fall 1997, Guidant has been a leading innovator in stent technology. Guidant’s MULTI-LINK family now includes stents for a wide variety of indications and vessel sizes.

In June 2001, Guidant launched in the U.S. the MULTI-LINK PENTA™ Coronary Stent System, Guidant’s fifth and most advanced broad use coronary stent system. In August 2001, Guidant announced initial implants of the MULTI-LINK VISION™ Coronary Stent System, which incorporates a cobalt chromium alloy, enabling a lower profile and enhanced deliverability while maintaining radial strength and radiopacity (visibility during the implant procedure). The Company expects to file for FDA approval for the MULTI-LINK VISION in 2002. In the fourth quarter of 2001, Guidant launched in the U.S. the MULTI-LINK PIXEL™ Coronary Stent System, designed to treat small diameter vessels.

Drug eluting stents are coated with compounds designed to prevent excessive cell re-growth at the site of stent placement — in-stent restenosis. Their development represents a potentially revolutionary advance in cardiovascular treatment. As further described below, substantial progress was made in the DELIVER clinical trial, which is evaluating a paclitaxel-coated coronary stent to be distributed by the Company. While further development of Guidant’s actinomycin-D program was halted in the first quarter of 2002, following preliminary results of the ACTION trial, the Company remains active in identifying internally and externally developed alternatives.

Guidant and Cook entered a series of development and distribution agreements involving Cook’s drug eluting stent program and Guidant’s stent and balloon dilatation technology in August 2001. Guidant has agreed to be the worldwide exclusive distributor for a new paclitaxel-coated coronary stent, the ACHIEVE™ Drug Eluting Coronary Stent, developed and manufactured by Cook. The ACHIEVE System will utilize Cook’s drug coating technology along with a stent and a stent delivery system supplied by Guidant to Cook. In February 2002, the Company announced that it filed for CE Mark approval to market the ACHIEVE System in Europe. The DELIVER clinical trial is designed to evaluate the safety and efficacy of the ACHIEVE System for purposes of seeking regulatory approval in the U.S. Trial enrollment was completed in March 2002, and includes over 1,000 patients in approximately 70 centers nationwide.

Under a separate distribution agreement with Cook, Guidant will provide Cook with over-the-wire and rapid exchange stent delivery technologies for Cook to incorporate into its other coronary stent systems. The companies have also entered into intellectual property licensing agreements concerning Guidant’s stent technology and Cook’s endovascular graft technology for the treatment of abdominal aortic aneurysms.

Radiotherapy

In November 2001, Guidant announced FDA approval of the GALILEO™ Intravascular Radiotherapy System for the treatment of in-stent restenosis. The GALILEO System was approved in Europe in May 2000. In-stent restenosis affects as many as 20-25% of patients treated with coronary stents each year. Radiation therapy is currently the only FDA approved method to treat in-stent restenosis. The GALILEO System has been shown to significantly reduce the rate of restenosis when treating in-stent restenosis. In December 2001, Guidant also submitted a pre-market approval (PMA) supplement to the FDA for its next-generation radiotherapy system, the GALILEO III Intravascular Radiotherapy System.

Angioplasty systems and accessories

Angioplasty systems and accessories, including dilatation catheters, guide wires, guiding catheters, atherectomy catheters and related products accounted for 14% of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999. Guidant’s primary angioplasty products include its CROSSAIL® and OPENSAIL® Coronary Dilatation Catheters and its HI-TORQUE BALANCE® Guide Wire family.

In March 2001, the FDA approved Guidant’s POWERSAIL™ and HIGHSAIL™ high-pressure Coronary Dilatation Catheters. POWERSAIL is on the rapid exchange platform (which allows for easy exchange of the catheter without removing the original guide wire), while HIGHSAIL is an over-the-wire device (which may require a different guide wire to complete a procedure).

Bradycardia

Cardiac pacemaker systems, or Brady products, include pacemaker pulse generators, endocardial pacing leads, programmers and other accessories. These products generally are used to manage a slow or irregular heartbeat caused by disorders that disrupt the heart’s normal electrical conduction system. This condition often results in a heart rate insufficient to provide adequate blood flow through the body, creating symptoms including fatigue, dizziness and fainting. Brady products range from conventional single chamber devices to more sophisticated adaptive rate dual chamber devices. Primary physician users for Brady products include electrophysiologists, implanting cardiologists and cardiovascular surgeons.

Sales of Brady products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999 were 22%, 21% and 21%. Guidant’s primary Brady products include its PULSAR™ MAX Pacemaker and the PULSAR MAX II Pacemaker (which incorporates Guidant’s dual blended sensor technology, separate, simultaneous dual chamber electrograms and ventricular rate regulation). Pacing lead products, which allow energy to be transmitted to and from the implanted pacemaker, include Guidant’s FINELINE™ II Lead System.

In October 2001, Guidant announced the CE Mark approval of its next generation INSIGNIA™ Pacing System. The INSIGNIA family of pacemakers continues to offer proprietary blended sensor technology designed to measure patient workload through respiration and motion, providing rate response based on the patient’s activity. INSIGNIA also contains Guidant’s proprietary and well received Ventricular Rate Regulation technology to provide regular ventricular pacing in pacemaker patients that experience atrial arrhythmias. Patients with atrial arrhythmias often suffer from irregular ventricular rhythms. The INSIGNIA offers greater longevity, reduced size, and enhanced diagnostics, along with the atrial and ventricular features offered in the current PULSAR MAX II family.

In February 2002, Guidant launched in the U.S. and Europe the FLEXTEND™ Pacing Lead. Designed for ease in handling, FLEXTEND allows the physician to extend or retract a corkscrew-like tip, or helix, which attaches to the heart.

Tachycardia

Implantable cardioverter defibrillator systems, or Tachy products, include implantable defibrillators, endocardial defibrillation leads, programmers and accessories used primarily in the treatment of potentially fatal, abnormally fast heart rhythms, or tachyarrhythmias. Tachy products treat these abnormally fast heart rhythms by delivering electrical energy to the heart and, in so doing, restore the heart’s normal rhythm. Tachyarrhythmias often result from the presence of abnormal cardiac tissue that interferes with the natural electrical activity of the heart. The primary physician users for Tachy products are electrophysiologists.

The Company’s Tachy products offer multiple therapeutic options, including tiered therapy. Tiered-therapy devices use a staged process for treating certain arrhythmias by first providing lower intensity pacing pulses, or antitachycardia pacing, to the patient in an attempt to correct the abnormal rhythm. If antitachycardia pacing is unsuccessful or if the arrhythmia requires more aggressive therapy, then the device can progress to low or high energy shocks.

Sales of Tachy products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999 were 27%, 26% and 24%. Guidant’s primary Tachy products include its VENTAK® PRIZM™ 2 devices and other VENTAK family devices, along with Guidant’s ENDOTAK® RELIANCE™ and ENDURANCE EZ™ Defibrillation Leads, which transmit energy to and from implantable defibrillators, allowing arrhythmias to be detected and treated.

In December 2001, Guidant announced the European market release of its VENTAK PRIZM AVT™ System with advanced atrial arrhythmia management. The VENTAK PRIZM AVT System includes a unique combination of features designed to manage abnormal heart rates in the atrial and ventricular chambers of the heart. Atrial fibrillation currently affects about two-and-a-half million Europeans and two million Americans. The release of VENTAK PRIZM AVT enables physicians to utilize the PRIZM family of implantable defibrillator systems to treat a wide range of cardiac arrhythmias.

Also in December 2001, Guidant filed with the FDA to expand the indications for its implantable defibrillators based on results of the MADIT II trial sponsored by the Company. The Principal Investigator has reported that the study demonstrated a 31% reduction in the risk of death for heart attack survivors with weakened hearts receiving an implantable defibrillator compared to patients receiving only drug therapy. MADIT II results allow physicians to more easily identify patients requiring an implantable defibrillator. The expanded indication could potentially double the eligible patient population from 300,000 to 600,000 per year.

Heart Failure

Heart failure is a clinical condition in which the heart is unable to pump enough blood to meet the metabolic needs of the body. Heart failure affects well over 5 million people in the U.S., an estimated 6.5 million in Europe and 2.4 million in Japan.

Guidant is a pioneer in device solutions for the treatment of heart failure. Guidant first released its family of products for the treatment of patients with heart failure, the CONTAK CD™ and CONTAK TR™ Systems, in Europe in 1999. In July 2001, Guidant announced the European market release of its CONTAK RENEWAL™ Cardiac Resynchronization Therapy Defibrillator,

which contains new therapeutic and diagnostic capabilities. The Company also announced the first human implants worldwide of the CONTAK RENEWAL 2, the third generation device to treat patients with heart failure. Sales of these devices are included in the percentages for Brady and Tachy sales above, as appropriate.

In January 2002, Guidant announced that a detailed agreement had been reached with the FDA that defines the regulatory path to approval for CONTAK CD in the U.S. This path includes the submission of data on additional heart failure patients undergoing resynchronization therapy. The Company submitted this data to the FDA in February 2002 and is awaiting the FDA’s decision on approval.

Guidant is continuing to support physicians’ efforts to enroll patients in the COMPANION study, the first controlled study that will evaluate the effects of cardiac resynchronization therapy on both mortality and hospitalization rates in heart failure patients not otherwise indicated for a pacemaker or implantable defibrillator. This trial will collect and evaluate clinical data on up to 2,200 patients in approximately 120 centers across the U.S. to advance the treatment of heart failure patients. As of March 1, 2002, 1,465 patients have been enrolled in the COMPANION study in the U.S.

Abdominal Aortic Aneurysms

An abdominal aortic aneurysm (AAA) is an enlargement of the aorta resulting from a weakening of the vessel wall. If untreated, this enlargement can lead to aortic rupture, which in 80% of cases results in death. Guidant’s ANCURE® ENDOGRAFT® System is designed to allow treatment of AAA through a less-invasive surgery in which the ANCURE device is implanted. The primary physician users of this product currently are vascular surgeons and interventional radiologists.

Sales of the ANCURE System, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999 were 2%, 2% and less than 1%.

Sales of the ANCURE System were voluntarily halted in March 2001 as a result of Guidant’s identification of certain deficiencies in the ANCURE-related regulatory processes and communications with the FDA. In August 2001, the Company received FDA approval of required PMA supplements, which allowed the return to a full market release.

Non-Coronary Vascular Disease

Guidant offers a number of non-coronary products, including the DYNALINK™ Biliary Self-Expanding Stent System, which is used to treat obstructions in bile ducts, along with guide wires, guiding catheters, dilatation catheters and other stents. Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999 were 2%, 1% and less than 1%.

During 2001, the FDA approved several Guidant non-coronary stent systems, including the DYNALINK System, the RX HERCULINK™ PLUS Biliary Stent System and the OMNILINK™ Biliary Stent System. These devices are used to treat malignant biliary obstructions and offer physicians a variety of sizes and delivery methods.

Guidant also received approval in July 2001 to market the DYNALINK Peripheral Self-Expanding Stent System in Europe, which system is indicated for treating peripheral vascular disease. Peripheral vascular disease, which is characterized by reduced blood flow to the lower extremities, affects more than 12 million people in North America and Europe, with approximately 600,000 newly diagnosed cases each year.

Beating Heart Surgery

Guidant offers products for minimally invasive cardiac surgery. These products include Guidant’s VASOVIEW® Endoscopic Vessel Harvesting System and its AXIUS™ Off-Pump Stabilization System, which, when combined, allow for a complete, less-invasive coronary artery bypass graft (CABG) procedure called OPCRES — Off-Pump Coronary Revascularization with EndoScopic vessel harvesting. The Axius System combines the XPOSE™ 3 Device, which enables the physician to access all areas of the heart, including the back portion, with Guidant’s off-pump stabilization system. This allows for bypass procedures without stopping the patient’s heart and eliminates the need for a patient to be placed on a heart-lung machine, which a growing body of research shows reduces side effects such as memory loss and leads to quicker recovery, reducing the patient’s hospital stay. Guidant’s VASOVIEW system allows physicians to harvest the saphenous vein, the most common bypass conduit used in CABG procedures, in a less-invasive manner through two incisions in a patient’s leg. Traditionally, the saphenous vein is surgically removed by cutting open the patient’s leg from the groin to the ankle and removing the vein. Cardiac surgeons are increasingly adopting the OPCRES approach in place of the traditional CABG approach. Guidant estimates that approximately 25% of all CABG procedures in the U.S. use the off-pump approach and a similar number use minimally invasive vein harvesting.

Sales of these products, as a percentage of the Company’s total consolidated net sales for the years ended December 31, 2001, 2000 and 1999 were 3%, 2% and 2%.

Sales and Marketing

Because of the diverse needs of the global market that the Company serves, the Company’s distribution system includes a direct sales force and independent distributors. Sales personnel work closely with the primary decision makers who purchase the Company’s products, including physicians, material managers, biomedical staff, hospital administrators and purchasing managers. The Company is not dependent on any single customer, and no single customer accounted for more than 10% of the Company’s consolidated net sales in 2001.

United States

In the U.S., the Company sells substantially all of its products through its direct sales force. In 2001, 70% of the Company’s consolidated net sales were derived from sales to customers in the U.S.

Outside the United States

In 2001, 30% of the Company’s consolidated net sales were derived from operations outside the U.S. through its direct sales force and independent distributors. The Company sells its products in nearly 100 countries. Major markets for the Company’s products include Europe (18%) and Japan (8%). The sales and marketing approach in international markets varies depending on market size and stage of development. The Company believes that its geographically based sales organization gives the Company greater flexibility in each of these markets.

Research and Development

The Company is engaged in ongoing research and development to introduce new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications for which the uses of its products are appropriate. The Company is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat medical conditions through minimally invasive procedures and in a cost-effective manner. In the years ended December 31, 2001, 2000 and 1999, the Company spent $381 million, $353 million and $321 million, 14% of sales in each year, on research and development.

The Company’s research and development activities are carried out primarily in facilities located in Santa Clara, Menlo Park, and Temecula, California; St. Paul, Minnesota; Redmond, Washington; Houston, Texas; Brussels, Belgium; and Tokyo, Japan. The Company’s research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, the Company has developed alliances with several leading research institutions and universities. The Company also works with leading clinicians around the world in conducting scientific studies on the Company’s products. These studies include clinical trials that provide data for use in regulatory submissions and post market approval studies involving applications of the Company’s products.

The Company evaluates developing technologies in areas where it may have technological or marketing expertise for possible investment or acquisition. In 2001, Guidant entered into an agreement with Metamorphic Surgical Devices, LLC to purchase technology pertaining to the development of embolic protection devices. Payments through January 2002 totaled $15 million, with an immaterial additional payment required upon FDA approval of the technology.

The Company also has invested in several start-up ventures. In return for funding and technology, the Company has received equity interests, extended loans and has received other rights in these ventures.

Manufacturing and Raw Materials

The Company vertically integrates its operations where it believes integration provides significant cost, supply or quality benefits. In some areas, the Company is highly vertically integrated. In other cases, the Company purchases components. In all cases, the Company attempts to work closely with its suppliers to ensure the cost-effective delivery of high quality materials and components. The Company’s major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time deliveries, value-added services and cost.

Manufacturing

The Company’s principal manufacturing operations are carried out in facilities in Menlo Park, Santa Clara and Temecula, California; St. Paul, Minnesota; Houston, Texas; Dorado, Puerto Rico; and Clonmel, Ireland.

In general, the Company’s production activities occur in a controlled environment setting or “cleanroom”. Manufacturing employees are trained in the necessary production operations and quality system standards applicable to the production process.

Purchased Materials and Components

The Company purchases many of the materials and components used in manufacturing its products, some of which are custom-made for the Company. The Company purchases certain supplies from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated by either party upon short notice. The Company cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA approval system and the complex nature of the manufacturing processes employed by many suppliers. In the past, some suppliers have announced that, in an effort to reduce potential product liability exposure, they intend to limit or terminate sales to the medical technology industry. The Company has agreed to indemnify certain suppliers against certain potential product liability exposure, and the Biomaterials Access Assurance Act of 1998, by addressing the inequities in U.S. tort law, may help ensure a continued supply of essential raw materials and component parts.

Patents, Trademarks, Proprietary Rights and Licenses

Patents and other proprietary rights are important to Guidant’s business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company reviews third-party patents and patent applications, as available, in an effort to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

The Company owns numerous patents and has numerous patent applications pending in the U.S. and in certain foreign countries that relate to aspects of the technology used in many of the Company’s products. The Company is a party to several license agreements with third parties pursuant to which it has obtained or granted patent rights in consideration for cross-licensing rights or royalty payments.

The Company’s policy is to file patent applications in the U.S. and foreign countries where rights are available and the Company believes it is commercially advantageous to do so. However, the standards for international protection of intellectual property vary widely. The Company cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors or that its patents will not be found to be invalid.

The Company operates in an industry susceptible to significant patent legal claims. At any given time, the Company generally is involved as both a plaintiff and defendant in a number of patent infringement actions. Patent litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. During 2001, for example, the Company benefited from a competitor losing the right to sell certain competitive stent products as the result of a patent dispute. See Item 3 for additional information concerning patent litigation.

Competition

The medical technology industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other developers of medical devices and other therapies, the Company must continue to develop and acquire cost-effective new products and technologies. Similarly, significant shifts in market share have occurred in connection with production, regulatory, safety, and other concerns, reflecting the importance of product quality.

The Company’s primary competitors for implantable cardiac rhythm management devices are Medtronic, Inc. and St. Jude Medical, Inc. The Company’s primary competitors for coronary artery and peripheral vascular disease products are Boston Scientific Corporation, Johnson & Johnson and Medtronic. The Company faces a number of additional competitors with respect to its other products. The Company believes that it competes primarily on the basis of product features, product quality, customer support, price, field services and cost effectiveness.

Government Regulation

Product Regulation

The medical devices manufactured and marketed by the Company are subject to regulation by numerous regulatory bodies, including the FDA and comparable international agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the U.S., permission to distribute a new device generally can be obtained in one of two ways. The first process applies to any new device that is substantially equivalent to a device first marketed prior to May 1976 and does not require pre-market approval (PMA). In this case, FDA permission to distribute the device generally requires submission of a pre-market notification application (a 510(k) Submission), and the issuance by the FDA of an order finding substantial equivalence to a predicate device (pre-May 1976) and permitting commercial distribution of that device for its intended use. A 510(k) Submission must provide information supporting its claim of substantial equivalence to the predicate device. If clinical data from human experience is required to support the 510(k) Submission, this data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the U.S.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, the Company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the Company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

Certain changes to existing devices that do not significantly affect safety or effectiveness can be made under reduced regulatory procedures.

Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. Guidant, for example, often completes CE Mark registrations for its products under various medical device directives in the European Union.

After clearance to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, have the power to withdraw the clearance or require the Company to change a device, its manufacturing process or its labeling or to supply additional proof that regulatory requirements have been met.

The Company is also required to register with the FDA as a device manufacturer. As such, the Company is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device for unapproved indications.

If the FDA believes that a company is not in compliance with applicable regulations, it can issue a warning letter, issue a recall order, institute proceedings to detain or seize products, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other regulatory agencies may have similar powers.

The Company’s radiotherapy products (and additional processes involving radiation) are regulated by the U.S. Nuclear Regulatory Commission and other nuclear regulatory agencies. These agencies also impose rigorous approval and operating processes, which apply to the Company and certain users of its products.

The Company cannot assure that all necessary regulatory approvals, including approvals for new products or product improvements, will be granted on a timely basis, if at all. Delays in or failures to receive approval, product recalls or warnings and related regulatory actions can materially affect operating results.

During 2001, the Company voluntarily halted sales of the ANCURE System, then received approval to resume sales as described above. The Company also announced a field action concerning the first-generation VENTAK PRIZM Implantable Defibrillator. A small number of these devices have switched to Safety Mode because of a rare interaction between the device and a specific memory component. All of these devices continued to deliver lifesaving therapy — full-output shock delivery to treat dangerous tachyarrhythmias, as well as single-chamber pacing to treat slow heart rhythms. Field inventory that contained this memory component was returned to the Company and a software solution was designed to non-invasively return full functionality to any implanted device affected by the component interaction.

Environmental Regulation

The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify, the Company believes that the ongoing impact of compliance with environmental protection laws and regulations will not have a material impact on the Company’s financial position or results of operations.

Health Care Cost Containment and Third-Party Reimbursement

The major third-party payors for hospital services in the U.S. (Medicare, Medicaid, private health care insurance and managed care plans) continue to revise their processes, policies, methodologies and formulae in an attempt to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company’s products, the Company could be adversely affected. Moreover, third-party payors may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, or was not “reasonable and necessary” for other reasons. After the Company develops a promising new product, the Company may find limited demand for it unless the Company obtains reimbursement approval from private and governmental third-party payors. Multiple health care initiatives are being considered at the federal level. Certain states have already made significant changes to their Medicaid programs and have also adopted health care reform.

Initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. Implementation of health care reforms now under consideration in Japan, Germany, France and other countries may limit the price of, or the level at which reimbursement is provided for, the Company’s products. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payors is critical to the success of medical technology companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical technology and devices. Further restrictions on reimbursement of the Company’s customers likely will have an impact on the products purchased by customers and the prices they are willing to pay.

Product Liability and Insurance

The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability claims. The Company’s products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time or indefinitely. The occurrence of a problem with one of the Company’s products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance maintained by the Company has been adequate in relation to claims made against the Company in the past, the Company cannot assure that the amount of this insurance will be adequate to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Corporate History

The Company was incorporated in Indiana in September 1994 to be the parent of several of the medical device and diagnostics businesses of Eli Lilly and Company (Lilly). In December 1994, the Company consummated an initial public offering of a portion of its common shares. In September 1995, Lilly, by means of a split-off, disposed of all of its remaining interests in the Company.

Executive Officers of the Company

Ronald W. Dollens: President, Chief Executive Officer and a Director of the Company, age 55. Previously, Mr. Dollens served as president of Lilly’s Medical Devices and Diagnostics (MDD) division from 1991 until 1995. He served as vice president of Lilly’s MDD division and chairman of the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), from 1990 to 1991. He also held the position of president and chief executive officer of ACS. Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter Corporation, Kinetic Concepts, Inc., SyneCor, LLC, the Eitlejorg Museum, Butler University, the Advanced Medical Technology Association, St. Vincent Hospital Foundation, the Indiana Health Industry Forum, the Healthcare Leadership Council, and the Alliance for Aging Research. Additionally, Mr. Dollens has been appointed by U.S. Health and Human Services Secretary Tommy G. Thompson to serve on the newly created Advisory Committee on Regulatory Reform.

A. Jay Graf: Group Chairman, Office of the President, age 54. Mr. Graf is responsible for the Company’s four operating groups, Cardiac Rhythm Management, Cardiac Surgery, Vascular Intervention and Endovascular Solutions. Previously, Mr. Graf served as president of Cardiac Rhythm Management from 1994 until February 2000. He also was president and chief executive officer of the Company’s subsidiary, Cardiac Pacemakers, Inc. (CPI), from 1992. He joined CPI as executive vice president and chief operating officer in 1990. Mr. Graf held the position of senior vice president of operations at Physio-Control Corporation (PCC, within Lilly’s MDD division), as well as vice president of sales and technical services and vice president of marketing and communications. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Medical, Inc. and American Medical Systems Holdings, Inc.

Ginger L. Graham: Group Chairman, Office of the President, age 46. Ms. Graham is responsible for the activities of the Company’s geographic operations in the United States, Europe, Japan and Emerging Markets. Previously, Ms. Graham served as president of Vascular Intervention from 1994 until February 2000. She also was president and chief executive officer of ACS from 1993. She served as a director of pharmaceutical sales for Lilly in 1992 and was director of corporate pharmaceutical strategic planning from 1989 to 1991. Ms. Graham joined Lilly in 1979. Ms. Graham is a director of Amylin Pharmaceuticals, Inc. and COR Therapeutics, Inc., and is a director and chairman of the California Healthcare Institute. She also serves on the board for the Silicon Valley Chapter of the American Heart Association and is a member of the Committee of 200.

Mark C. Bartell: President, U.S. Sales Operations, age 41. Previously, Mr. Bartell served as vice president of marketing for Cardiac Rhythm Management from 1997 to February 2000. He served as vice president and general manager, guide wires, for Vascular Intervention from 1995 to 1997. Mr. Bartell joined CPI in 1985 as a financial analyst. He has held positions in new product planning, research and development, product management and has served as a sales representative.

Keith E. Brauer: Vice President, Finance and Chief Financial Officer, age 53. Previously, Mr. Brauer served as executive director of finance and chief accounting officer of Lilly from 1992 to 1994. He served as executive director of international finance of Lilly from 1988 to 1992 and as director of corporate affairs of Lilly from 1986 to 1988. Additionally, he held the positions of vice president of finance and treasurer for PCC and controller for Elizabeth Arden, both former Lilly subsidiaries. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a trustee of the Indianapolis Museum of Art and is a director of Community Hospitals of Indiana, Inc., and the Advanced Research and Technology Institute of Indiana University. Mr. Brauer also serves on the University of Michigan Business School Corporate Advisory Board.

John M. Capek, Ph.D.: President, Vascular Intervention, age 40. Previously, Dr. Capek served as vice president and general manager of the Company’s German operations from 1997 to February 2000. He served as vice president, marketing, for Cardiac Rhythm Management from 1991 to 1997. Dr. Capek joined Lilly’s MDD division in 1987 and in 1990 served as director of new product planning.

Mark Harrold: Vice President, Human Resources, age 56. Previously, Mr. Harrold served as vice president, Guidant Sales Corporation, Northeast Area, from 1995 to December 2000. He served as vice president of CPI sales with responsibility for the United States, Canada and South America from 1992 to 1995. From 1989 to 1992, Mr. Harrold served as director of human resources for CPI. Mr. Harrold joined Lilly in 1974 and has held positions in marketing, pricing, human resources, key account management and sales management. He is a member of the board of directors of Wishard Memorial Foundation, Inc.

Beverly A. Huss: President, Endovascular Solutions, age 42. Previously, Ms. Huss served as vice president, global marketing, Vascular Intervention, a position she held from January to November 2000. She served as vice president and general manager, Latin America and Canada, from June 1998 to January 2000. Ms. Huss was vice president and general manager, stents, from August 1995 to June 1998. Ms. Huss joined the Vascular Intervention group in 1986 and held various positions within the group. Ms. Huss served as the American Heart Association Chairperson for the Silicon Valley Heart Walk and currently serves as the American Heart Association Chairperson for the women’s heart event.

R. Frederick McCoy, Jr.: President, Cardiac Rhythm Management, age 45. Previously, Mr. McCoy served as president of Asia Pacific operations from 1997 to April 2000. He served as vice president, U.S. Operations West, from 1995 to 1997. Mr. McCoy was general manager, Northwest Operations, for the MDD division of Lilly from 1993 to 1995. Additionally, he served as chief financial officer of CPI from 1991 to 1993. Mr. McCoy joined Lilly in 1981. Mr. McCoy serves as a director of Hutchinson Technology Incorporated. He serves as Chairman of the Alumni Advisory Board of the Kellogg Graduate School of Management at Northwestern University. He serves on the boards of trustees of St. Andrews Presbyterian College and the Minnesota Medical Foundation.

Dana G. Mead, Jr.: President, Japan, Asia/Pacific, age 42. Previously, Mr. Mead served as vice president and general manager, stents, for Vascular Intervention from 1998 to February 2000. He served as vice president and general manager of Cardiac & Vascular Surgery from 1997 to 1998, as vice president, global marketing, Cardiac & Vascular Surgery, through 1997 and a director of marketing and director of sales, Cardiac & Vascular Surgery, from 1994 to 1996. Mr. Mead joined the Company in 1992.

Debra F. Minott: Vice President, General Counsel and Secretary, age 46. Ms. Minott joined the Company as deputy general counsel in April 2000 and was named to her current position in August 2001. She previously served as executive vice president, general counsel and secretary of Essex International, Inc. from 1994 to 1999. Prior to that, she spent 11 years at Lilly, including over 5 years as assistant general counsel, then general counsel of IVAC, one of Lilly’s medical device subsidiaries. Ms. Minott began her legal career as an associate at Ice, Miller, Donadio & Ryan in Indianapolis. She is a member of the board of directors of Reach for Youth, Inc.

Rodney R. Nash: Vice President, Corporate Resources and Policy, age 60. Previously, Mr. Nash served as president, Japan, Asia/Pacific, from 1992 to 1996. He joined Lilly in 1972 and held various assignments in sales, marketing and general management, including director of marketing, Eli Lilly (Philippines); district sales manager, Long Island, New York; general manager, Eli Lilly (Taiwan); executive director of international sales and marketing, IVAC; and president of the MDD division, Eli Lilly Japan. While in Tokyo, he served as chairman of the American Chamber of Commerce in Japan Subcommittee on Medical Equipment and Supplies, dealing with U.S./Japan medical equipment trade issues. Mr. Nash serves on the board of the Indianapolis Convention and Visitors Association and the Kelley School of Business Board of Visitors at Indiana University.

Guido J. Neels: President, Europe, Middle East, Africa and Canada, age 53. Previously, Mr. Neels served as vice president, global marketing, for Vascular Intervention from 1996 to December 1999. He was managing director, Guidant Germany and Central Europe, from 1993 to 1996. Mr. Neels joined the MDD division of Lilly in 1989 and held general management positions in the U.K. and Germany. He joined Lilly in 1982 and held various sales and marketing positions in the United Kingdom, The Netherlands and the United States.

Michael A. Sherman: Corporate Controller and Chief Accounting Officer, age 35. Previously, Mr. Sherman served as director of finance for Guidant Sales Corporation from March 1997 to March 2000. He served as director of corporate financial planning from 1994 to March 1997. Mr. Sherman joined Lilly in 1988. He has held positions in audit, domestic and international financial planning and reporting, business development, and treasury while with Lilly and the Company.

Ronald N. Spaulding: President, Cardiac Surgery, age 38. Previously, Mr. Spaulding served as vice president, business development, Compass, where he was responsible for Guidant’s corporate business development, merger and acquisition and venture investment activities until June 2000. Mr. Spaulding joined the Company in 1994 and has served as director of R&D for the stent business in the Vascular Intervention group.

Employees

As of December 31, 2001, the Company had approximately 10,000 full-time employees, including approximately 2,800 employees outside the U.S. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility in dealing with fluctuations in volume during periods of high sales growth and through new product transfers to manufacturing.

None of the Company’s employees are represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be excellent.

Financial Information Relating to Classes of Products

Financial information relating to classes of products in note 11 to the consolidated financial statements in the Annual Report is incorporated herein by reference.

Financial Information Relating to Foreign and Domestic Operations

Financial information relating to foreign and domestic operations in note 11 to the consolidated financial statements in the Annual Report is incorporated herein by reference. Additional information concerning foreign exchange risks is incorporated from the “Market Risk Disclosures” section of the Annual Report and from note 12 to the consolidated financial statements.

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

Cautionary Statement

This Form 10-K includes forward-looking statements, including projections relating to the timing of regulatory filings, progress on clinical trials and expanded indications for implantable defibrillator products. The forward-looking statements are based on assumptions about many important factors, including enrollment rates in trials, the safety and efficacy of products and the factors described under “Product Regulation” above. The Company incorporates by reference the “Cautionary Factors” from page 16 (in the form attached as Exhibit 13) to the Annual Report.

ITEM 2. PROPERTIES

As of December 31, 2001, the Company owned or leased the following principal operating facilities:

			Leased
		Approximate	Or
Location	Type of Facility	Square Feet	Owned

Basingstoke, UK	Administration	24,000	Leased
Brussels, Belgium	Administration and Cardiac Rhythm Management (CRM) research	68,000	Leased
Clonmel, Ireland	CRM and Vascular Intervention (VI) manufacturing and administration	155,000	Owned
Dorado, PR	CRM, Cardiac Surgery (CS) and Endovascular Solutions (ES) manufacturing and administration	124,000	Owned
Houston, TX	VI research and development, manufacturing and administration	29,850	Leased
Indianapolis, IN	Administration	54,000	Leased
Menlo Park, CA	ES manufacturing, research and development, administration, sales and marketing and warehouse	135,000	Leased
Pearland, TX	VI manufacturing and administration	10,000	Leased
Redmond, WA	CRM research and development	35,000	Leased
Santa Clara, CA	VI, CS and ES manufacturing, VI and CS research and development, administration, and sales and marketing	370,000	Owned
St. Paul, MN	CRM manufacturing, research and development, administration and sales and marketing	470,000	Owned
St. Paul, MN	CRM lead development, administration and expansion	690,000	Owned
St. Paul, MN	CRM packaging, shipping and warehouse	25,000	Leased
Temecula, CA	VI and ES manufacturing, VI, CRM and ES research and development	500,000	Owned
Tokyo, Japan	Regulatory affairs, research and development, quality assurance, administration and sales and marketing	21,000	Leased
Tokyo, Japan	Warehouse	14,000	Leased

The Company currently maintains its executive offices at 111 Monument Circle, 29th Floor, Indianapolis, Indiana. Subject to normal expansion, the Company believes that its facilities are adequate to meet its present and reasonably foreseeable needs.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS

The information set forth in note 13 to the consolidated financial statements in the Annual Report is incorporated herein by reference. In addition to the Cordis Corporation (Cordis) arbitration, certain Medtronic AVE, Inc. (Medtronic AVE) litigation and the Cook Incorporated litigation against Boston Scientific Corporation (Boston Scientific), descriptions of which are incorporated herein, this item provides updates on certain matters previously reported and the new matters identified below.

Medtronic

On December 24, 1997, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of the Company, filed suit against Medtronic AVE in the Northern District of California alleging infringement of three patents of ACS by certain Medtronic AVE stents. The case subsequently was transferred to the District Court for Delaware. On April 10, 1998, ACS filed another suit against Medtronic AVE alleging infringement of an additional ACS patent. The lawsuits have now been consolidated. In the lawsuits, ACS is seeking injunctive relief and monetary damages. The court approved a joint motion to stay the litigation until September 2002.

On December 23, 1999, ACS brought suit against Medtronic, Inc. (Medtronic) and Medtronic AVE in the Northern District of California alleging that the S660 and S670 Rapid Exchange Coronary Stent Systems infringe an ACS patent. Additionally, on December 28, 1999, ACS filed a Notice of Arbitration with the American Arbitration Association. The lawsuit has been stayed pending the outcome of the arbitration. The matter was arbitrated in January and February of 2002, and a decision is expected in mid-2002.

On February 7, 2000, Medtronic filed suit against the Company and its subsidiary, Cardio Thoracic Systems, Inc. (CTS), in the Northern District of California. The lawsuit alleges false advertising, unfair competition and patent infringement by Guidant and CTS for making, using and selling the VORTEX™ Stabilization System. In the lawsuit, Medtronic is seeking injunctive relief, damages, attorney fees and costs. On March 30, 2000, the Company and CTS filed an answer asserting invalidity and non-infringement of Medtronic’s patents and filed a counterclaim alleging infringement of a CTS patent involving similar technology.

On June 15, 2000, Medtronic filed a declaratory judgment action against the Company and its subsidiary, Cardiac Pacemakers, Inc. (CPI), in the District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI’s patents for atrial fibrillation technology or that the patents are not valid. Subsequently, Guidant asserted additional patents related to atrial fibrillation technology against Medtronic in the same court. Currently, nine patents are being asserted against Medtronic in this consolidated litigation. Pretrial matters are scheduled through 2002.

St. Jude

On May 3, 1996, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude), filed suit against CPI, which suit is currently pending in the District Court for Minnesota. The complaint, as amended, alleged infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The suit sought injunctive relief, unspecified monetary damages, and an award of attorney fees. On December 16, 1998, following a trial on the merits, the jury returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers for certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.7 million, which the Company has accrued, plus royalties and interest. The court currently is considering i) Pacesetter’s request for an injunction and additional damages, ii) Pacesetter’s request to overturn the jury’s verdict of no liability on one patent and iii) the Company’s request that the court overturn the jury’s verdict of liability and declare Pacesetter’s patent not infringed and invalid.

Anna Mirowski, Eli Lilly and Company and two Company subsidiaries, Guidant Sales Corporation (GSC) and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude’s defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, which patent expired in March 2001. The jury awarded damages of $140 million against St. Jude. The Company did not record a gain. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed each of the three jury findings above, along with the jury award. The court awarded St. Jude certain post-trial fees and costs in an amount to be determined, including contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court’s rulings. St. Jude also has asked the court to order the Company to pay certain of St. Jude’s existing attorney fees.

See the additional matter relating to St. Jude and Pacesetter under “New Matters”.

Johnson & Johnson/Cordis

In addition to the arbitration relating to claims by Cordis under the Palmaz/Schatz patents, the description of which is incorporated herein by reference from the Annual Report, a separate arbitration of Guidant’s claims against Cordis under Guidant’s Lau/Lam patents commenced in the first quarter of 2002 in which Guidant has asserted claims under United States patents 5,514,154 and 6,066,167 relating to Cordis’ BX VELOCITY and OMNI BX stents.

New Matters

The Company’s sales of the ANCURE System were voluntarily halted in March 2001 as a result of Guidant’s identification of certain deficiencies in the ANCURE-related regulatory processes and communications with the FDA. In August 2001, the Company received FDA approval of required PMA supplements, which allowed the return to a full market release. The Company has been served with seven active individual suits and is aware of the filing of additional suits alleging product liability related causes of action relating to the ANCURE System.

On March 6, 2002, Pacesetter filed a lawsuit against CPI and GSC in the Central District of California alleging that CPI and GSC have infringed five Pacesetter patents covering various features of pacemakers and implantable defibrillators. In the complaint, Pacesetter is seeking injunctive relief, monetary damages and attorney fees.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common shares are traded on the New York Stock Exchange and the Pacific Exchange. Information in note 14 to the consolidated financial statements in the Annual Report and under “Selected Consolidated Financial Data” from the Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for each of the Company’s five most recent fiscal years, set forth under “Selected Consolidated Financial Data” and "Financial Highlights" from the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under “Market Risk Disclosures” from the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company listed in Item 14(a)(1) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Proxy Statement under “Item 1. Election of Directors” is incorporated herein by reference. Information relating to the Company’s executive officers is provided herein under “Executive Officers of the Company”. Information under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 13 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information under “Executive Compensation” in the Proxy Statement is incorporated herein by reference, except that “Transaction with Executive Officer” and the “Management Development and Compensation Committee Report” are not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information under “Common Stock Ownership” in the Proxy Statement is incorporated herein by reference, except that “Section 16(a) Beneficial Ownership Reporting Compliance” and “Performance Graph” are not so incorporated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under “Transaction with Executive Officer” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company included in the Annual Report are incorporated by reference in Item 8:

Consolidated Statements of Income — Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Company and its subsidiaries is included in this Form 10-K:

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or are adequately explained in the consolidated financial statements and, therefore, have been omitted.

The report of the Company’s independent auditors with respect to the schedule listed above is contained herein as part of Exhibit 23, Consent of Independent Auditors.

(a)(3) Exhibits

The Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K

The Company did not file any Reports on Form 8-K in the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 19, 2002 on its behalf by the undersigned, thereunto duly authorized.

GUIDANT CORPORATION

By:	/s/ Ronald W. Dollens Ronald W. Dollens, President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Ronald W. Dollens	President, Chief Executive Officer and a
Director (principal executive officer)
Ronald W. Dollens

/s/ Keith E. Brauer	Vice President, Finance and Chief Financial
Officer (principal financial officer)
Keith E. Brauer

/s/ Michael A. Sherman	Corporate Controller and Chief Accounting
Officer (principal accounting officer)
Michael A. Sherman

/s/ James M. Cornelius	Chairman of the Board and a Director

James M. Cornelius

/s/ Maurice A. Cox, Jr.	Director

Maurice A. Cox, Jr.

/s/ Nancy-Ann Min DeParle	Director

Nancy-Ann Min DeParle

/s/ Enrique C. Falla	Director

Enrique C. Falla

/s/ Michael Grobstein	Director

Michael Grobstein

/s/ J.B. King	Director

J.B. King

/s/ Susan B. King	Director

Susan B. King

/s/ J. Kevin Moore	Director

J. Kevin Moore

/s/ Mark Novitch, M.D.	Director

Mark Novitch, M.D.

/s/ Eugene L. Step	Director

Eugene L. Step

/s/ Ruedi E. Wäger, Ph.D.	Director

Ruedi E. Wäger, Ph.D.

/s/ August M. Watanabe, M.D.	Director

August M. Watanabe, M.D.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to		Balance at
	Beginning	Costs and	(1)	End of
Description	of Period	Expenses	Deductions	Period

Year Ended December 31, 1999
Allowance for inventory obsolescence	$23.0	$31.9	$(21.3)	$33.6
Allowance for doubtful accounts	19.9	4.1	(8.5)	15.5

Totals	$42.9	$36.0	$(29.8)	$49.1

Year Ended December 31, 2000
Allowance for inventory obsolescence	$33.6	$39.9	$(39.2)	$34.3
Allowance for doubtful accounts	15.5	6.5	(3.7)	18.3

Totals	$49.1	$46.4	$(42.9)	$52.6

Year Ended December 31, 2001
Allowance for inventory obsolescence	$34.3	$54.7	$(41.9)	$47.1
Allowance for doubtful accounts	18.3	17.7	(9.4)	26.6

Totals	$52.6	$72.4	$(51.3)	$73.7

(1)  Write-offs of obsolete units or uncollectible accounts.

F-1

EXHIBIT INDEX

3.1	Amended Articles of Incorporation (1)

3.2	By-Laws of the Registrant (2)

4.1	Specimen of Certificate for Common Stock (3)

4.2	Form of Indenture between the Company and Citibank, N.A., as Trustee (4)

4.3	Form of Supplemental Indenture between the Company and Citibank, N.A., as Trustee (4)

10.1	Rights Agreement dated as of October 17, 1994 between the Company and Bank One, Indianapolis, N.A. (3)

10.2	Sublicense Agreement dated as of October 18, 1994 between Eli Lilly and Company and Cardiac Pacemakers, Inc. (3)

10.3	Settlement Agreement dated as of January 13, 1992 between Advanced Cardiovascular Systems, Inc. and C.R. Bard, Inc. (3)

10.4	Settlement Agreement dated as of April 4, 1998 between Advanced Cardiovascular Systems, Inc. and C.R. Bard, Inc. (5)

10.5	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (3)

10.6	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (3)

10.7	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc. (3)

10.8	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc. (3)

10.9	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and Advanced Cardiovascular Systems, Inc. (3)

10.10	Purchase Contract dated as of January 1, 1991 between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc. (3)

10.11	Purchase Contract Extension between Wilson Greatbatch Ltd. and Cardiac Pacemakers, Inc., effective as of January 1, 1996 (6)

10.12	Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.13	Amendment to Exclusive License Agreement dated as of January 10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.14	First Addendum to the Exclusive License Agreement dated as of June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.15	Second Addendum to the Exclusive License Agreement dated as of April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.16	Third Addendum to the Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.17	Fourth Addendum to the Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.18	Fifth Addendum to the Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski (3)

10.19	Sixth Addendum to the Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec, Inc. and Intec Systems, Inc. (3)

10.20	Guidant Corporation 1994 Stock Plan, as amended (7) #

10.21	Guidant Corporation 1996 Nonemployee Director Stock Plan (2)

10.22	Guidant Corporation 1998 Stock Plan (8) #

10.23	Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995 (6) #

10.24	Guidant Corporation Change in Control Plan for Select Employees (9)

10.25	Guidant Corporation Excess Benefit Plan — Savings (2) #

10.26	Guidant Corporation Excess Benefit Plan — Retirement (2) #

10.27	Agreement and Plan of Merger, dated as of August 30, 1999, among the Company, Clydesdale Acquisition Corp. and Cardio Thoracic Systems, Inc. (10)

10.28	Five-Year Credit Agreement dated as of August 26, 1998 among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent (5)

10.29	364-Day Credit Agreement dated as of August 23, 2000, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent (11)

10.30	Amended and Restated Credit Agreement dated as of August 22, 2001, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent (12)

10.31	Paclitaxel Coated Stent Distribution Agreement, dated August 16, 2001, between Advanced Cardiovascular Systems, Inc. and Cook Incorporated, portions of which have been omitted pursuant to a request for confidential treatment (12)

10.32	Master License Agreement dated April 3, 2000, by and among Cordis Corporation, the Company, and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment (13)

11	Statement regarding computation of per-share earnings (14)

12	Statement of Computation of Ratio of Earnings to Fixed Charges *

13	Portions of the Company’s 2001 Annual Report (portions incorporated by reference into this Form 10-K) *

21	Subsidiaries of the Registrant *

23	Consent of Independent Auditors *

99	Factors Possibly Affecting Future Operating Results *

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (10-Q) for the quarter ended September 30, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K (10-K) for the fiscal year ended December 31, 2000.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-83934.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-00014.

(5)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1998.

(6)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s 1998 Proxy Statement.

(9)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 1995.

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-89085.

(11)	Incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2000.

(12)	Incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2000.

(14)	Incorporated by reference to the Annual Report under “Notes to Consolidated Financial Statements, Note 6 — Earnings Per Share”.

* Filed with this 10-K

# Management compensation plan