Form 10-Q
period 2002-03-31
GUIDANT CORP
filed 2002-05-10
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2002


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


Yes   X           No
    -----            -----



The number of shares of common stock outstanding as of May 8, 2002:

         Class                                 Number of Shares Outstanding
         -----                                 ----------------------------
         Common                                       305,969,188

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               GUIDANT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)
                                   (unaudited)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                  2002                   2001
                                                                  ----                   ----
Net sales.....................................................   $709.7                 $671.0

Cost of products sold.........................................    172.1                  169.5
                                                                 ------                 ------

       Gross profit...........................................    537.6                  501.5

Research and development......................................    100.7                   90.7
Purchased research and development............................      6.8                     --
Sales, marketing, and administrative..........................    221.7                  203.1
Interest, net.................................................      4.1                    9.4
Royalties, net................................................     11.3                    9.8
Amortization..................................................      3.2                   10.8
Other, net....................................................      2.3                    1.4
Special charges...............................................       --                   25.0
                                                                 ------                 ------


Income before income taxes....................................    187.5                  151.3

Income taxes..................................................     48.0                   40.1
                                                                 ------                 ------


       Net income.............................................   $139.5                 $111.2
                                                                 ======                 ======

Earnings per share - basic....................................    $0.46                  $0.37
                                                                  =====                  =====

Earnings per share - diluted..................................    $0.45                  $0.36
                                                                  =====                  =====


See notes to consolidated financial statements

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                 MARCH 31,            DECEMBER 31,
                                                                  2002                   2001
                                                              -----------             -------------
                                                              (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents.....................................   $513.0                 $437.8

Short-term investments........................................      8.9                    8.9

Accounts receivable, net of allowances
       of $27.1(2002) and $26.6(2001).........................    639.4                  631.9

Inventories...................................................    276.9                  267.6

Deferred income taxes.........................................    163.0                  153.6

Prepaid expenses and other current assets.....................     47.6                   48.5
                                                                   ----                   ----

       Total Current Assets...................................  1,648.8                1,548.3



OTHER ASSETS
Goodwill, net of allowances
       of $159.2(2002) and $143.3(2001).......................    515.7                  426.6

Other intangible assets, net of allowances
       of $51.7(2002) and $64.4(2001).........................     99.8                  189.8

Deferred income taxes ........................................     44.0                   43.8

Investments...................................................     39.7                   38.6

Sundry .......................................................     48.9                   49.1

Property and equipment, net of accumulated
       depreciation of $487.9 (2002) and
       $464.7 (2001)..........................................    625.7                  620.6
                                                                  -----                  -----

                                                               $3,022.6               $2,916.8
                                                               ========               ========


See notes to consolidated financial statements

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                               MARCH 31,            DECEMBER 31,
                                                                 2002                   2001
                                                              ----------            ------------
                                                              (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable..............................................    $50.6                  $60.1

Employee compensation.........................................     98.8                  116.9

Other liabilities.............................................    161.7                  164.6

Income taxes payable..........................................    188.2                  147.5

Short-term debt...............................................    300.0                  300.0
                                                                 -------                -------

       Total Current Liabilities..............................    799.3                  789.1


NONCURRENT LIABILITIES
Long-term debt................................................    396.4                  460.0

Other  .......................................................    118.4                  121.9
                                                                 -------                -------

                                                                  514.8                  581.9

Commitments and contingencies.................................       --                     --

SHAREHOLDERS' EQUITY
Common stock, no par value:
       Authorized shares:          1,000,000,000
       Issued shares:                309,019,000..............    226.1                  226.1

Additional paid-in capital....................................    187.5                  182.5

Retained earnings.............................................  1,530.1                1,390.5

Deferred cost, ESOP...........................................    (29.3)                 (30.5)

Treasury stock, at cost:
       Shares:  3,252,000 (2002)
                3,866,000 (2001)..............................   (125.4)                (149.0)

Accumulated other comprehensive income .......................    (80.5)                 (73.8)
                                                                 -------                -------

                                                                 1,708.5                1,545.8
                                                                 -------                -------

                                                                $3,022.6               $2,916.8
                                                                ========               ========

See notes to consolidated financial statements

                               GUIDANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (In millions)
                                   (unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                      2002      2001
                                                      ----      ----

CASH PROVIDED BY OPERATING ACTIVITIES
     Net income..................................... $139.5    $111.2

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES
     Depreciation...................................   27.1      22.1
     Amortization of goodwill and other
         intangible assets..........................    3.2      10.8
     Provision for inventory and other losses.......   22.1      11.5
     Purchased in-process research and development..    6.8      --
     Other noncash expenses, net....................    2.3      16.4
                                                     ------    ------
                                                      201.0     172.0
CHANGES IN OPERATING ASSETS AND LIABILITIES
     Receivables, increase..........................  (13.5)    (17.9)
     Inventories, (increase) decrease...............  (30.0)      2.5
     Prepaid expenses and other current assets,
        decrease (increase).........................    1.0     (11.2)
     Accounts payable and accrued liabilities,
        decrease....................................  (27.0)    (52.8)
     Income taxes payable, increase.................   45.3      20.5
     Other liabilities, (decrease) increase.........   (5.9)     19.1
                                                     ------    ------

NET CASH PROVIDED BY OPERATING ACTIVITIES...........  170.9     132.2

INVESTING ACTIVITIES:
     Purchases of available-for-sale investments....   (1.0)     (1.0)
     Sale/maturity of investments...................    0.1       1.2
     Additions of property and equipment, net ......  (33.3)    (34.6)
     Additions of other assets, net.................   (2.3)     (3.0)
     Purchase of in-process research and
        development.................................   (6.8)     --
                                                     ------    ------

NET CASH USED FOR INVESTING ACTIVITIES..............  (43.3)    (37.4)

FINANCING ACTIVITIES:
     Decrease in borrowings, net....................  (63.3)    (77.7)
     Issuance of common stock under stock plans
        and other capital transactions..............   16.4       9.3
                                                     ------    ------

NET CASH USED FOR FINANCING ACTIVITIES..............  (46.9)    (68.4)

Effect of Exchange Rate Changes on Cash.............   (5.5)     (9.4)
                                                     ------    ------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........   75.2      17.0

Cash and Cash Equivalents at Beginning of Period....  437.8     163.0
                                                     ------    ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......... $513.0    $180.0
                                                     ======    ======


See notes to consolidated financial statements

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (unaudited)

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                  MARCH 31,    DECEMBER 31,
                                    2002           2001
                                  --------     ------------
Finished products...............   $144.4         $138.5
Work in process.................     60.4           66.5
Raw materials and supplies......     72.1           62.6
                                   ------         ------
                                   $276.9         $267.6
                                   ======         ======

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Account Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if impairment indicators arise. Guidant adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, the Company reclassified $105.0 million from other intangibles to goodwill on January 1, 2002. The net book value of these assets on January 1, 2002, was $89.1 million. This reclassification is primarily related to the assembled workforce obtained in conjunction with the Intermedics acquisition in February 1999. Had SFAS 142 been effective January 1, 2001, net income and earnings per share would have been reported as:

                                           THREE MONTHS    THREE MONTHS
                                               ENDED          ENDED
                                          MARCH 31, 2002   MARCH 31, 2001
                                          --------------   --------------

Reported net income.....................      $ 139.5         $ 111.2
Goodwill and workforce amortization.....         --               7.5
                                              -------         -------
Adjusted net income.....................      $ 139.5         $ 118.7
                                              =======         =======

Earnings per share - basic:
Reported net income.....................      $  0.46         $  0.37
Goodwill and workforce amortization ....         --              0.02
                                              -------         -------
Adjusted earnings per share - basic.....      $  0.46         $  0.39
                                              =======         =======

Earnings per share - diluted:
Reported net income.....................      $  0.45         $  0.36
Goodwill and workforce amortization.....         --              0.02
                                              -------         -------
Adjusted earnings per share - diluted...      $  0.45         $  0.38
                                              =======         =======


The Company completed its initial impairment test of goodwill in February 2002, indicating that goodwill was not impaired. This test involved the use of estimates related to the fair market value of the Company's reporting units associated with the goodwill. There were no material changes to goodwill as a result of acquisitions, dispositions or translation during the first quarter of 2002.

Balances of acquired intangible assets, excluding goodwill were as follows (in millions):

                                                        ACCUMULATED        CARRYING
                                     ORIGINAL COST      AMORTIZATION         VALUE
MARCH 31, 2002
Licensed technologies
  and distribution agreements.......     $122.5            $ 42.4            $ 80.1
Intermedics, Inc. ..................       29.0               9.3              19.7
                                         ------            ------            ------
                                         $151.5            $ 51.7            $ 99.8
                                         ======            ======            ======

DECEMBER 31, 2001
Licensed technologies
  and distribution agreements.......     $120.2            $ 39.9            $ 80.3
Intermedics, Inc. ..................      134.0              24.5             109.5
                                         ------            ------            ------
                                         $254.2            $ 64.4            $189.8
                                         ======            ======            ======

During the first quarter of 2002, Guidant purchased intangibles totaling $2.3 million. Excluding goodwill and intangible assets reclassified to goodwill, amortization expense of intangible assets was $3.2 million and $2.8 million for the first quarter of 2002 and 2001, respectively. The annual estimated amortization expense for intangible assets for the five-year period ending December 31, 2006, ranges from $12.0 million to $12.8 million.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                       2002               2001
                                                       ----               ----

Net income ...............................            $ 139.5            $ 111.2
                                                      =======            =======

Weighted-average common shares outstanding             300.76             303.10

Effect of employee stock options .........               6.56               6.34
                                                      -------            -------

Weighted-average common shares outstanding
   and assumed conversions ...............             307.32             309.44
                                                      =======            =======

Earnings per share - basic ...............            $  0.46            $  0.37
                                                      =======            =======

Earnings per share - diluted .............            $  0.45            $  0.36
                                                      =======            =======


For the quarter ended March 31, 2002, there were approximately 25 million common shares that were not included in the computation of earnings per share-diluted since they were anti-dilutive.

NOTE 5  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in i) foreign currency translation adjustments; ii) unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges; and
iii) available-for-sale securities. For the first quarter of 2002 and 2001, comprehensive income was $132.8 million and $109.1 million, respectively.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SEGMENT INFORMATION

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
GEOGRAPHIC INFORMATION:                            2002             2001
                                                   ----             ----
NET SALES(1):
United States.................................    $505.2           $476.2
International.................................     204.5            194.8
                                                   -----            -----
                                                  $709.7           $671.0
                                                  ======           ======

(1) Revenues are attributed to countries based on location of the customer.

                                                 MARCH 31,       DECEMBER 31,
LONG-LIVED ASSETS:                                 2002             2001
                                                   ----             ----

United States.................................    $560.0           $559.9
International.................................      65.7             60.7
                                                  ------           ------
                                                  $625.7           $620.6
                                                  ======           ======


                                                    THREE MONTHS ENDED
NET SALES OF CLASSES                                     MARCH 31,
OF SIMILAR PRODUCTS:                               2002             2001
                                                   ----             ----

Vascular intervention.........................    $322.1           $314.3
Cardiac rhythm management.....................     335.1            310.3
Endovascular solutions........................      32.2             29.3
Cardiac surgery...............................      20.3             17.1
                                                  ------           ------
                                                  $709.7           $671.0
                                                  ======           ======


NOTE 7 - PURCHASED RESEARCH AND DEVELOPMENT

In March 2002, Guidant entered into a worldwide co-exclusive license agreement with Novartis Pharma AG (Novartis) granting Guidant rights to utilize the drug everolimus in drug eluting stents for the treatment of coronary and peripheral vascular diseases. As a result, the Company recorded a pre-tax charge of $6.8 million related to the value of the in-process research and development. Values for the in-process research and development were computed based upon guidelines provided by the staff of the Securities and Exchange Commission. Novartis will provide everolimus to Guidant, supply data to support Guidant filings with regulatory agencies, and receive milestone payments and a royalty on sales of Guidant products utilizing the drug. Pending regulatory approvals, Guidant expects to initiate clinical trials of everolimus-eluting coronary stents around the end of this year.

NOTE 8 - CONTINGENCIES

On December 23, 1999, the Company's subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), brought suit against Medtronic, Inc. and Medtronic AVE, Inc. (Medtronic) in the Northern District of California alleging that certain Medtronic rapid exchange products infringe an ACS patent. In March 2000, the parties agreed to stay the litigation and enter arbitration. On April 25, 2002, the arbitration panel found that Medtronic's products infringe the ACS patent and were not licensed. The panel awarded ACS $158.2 million in damages, plus interest and costs. The panel also enjoined Medtronic from selling or manufacturing the products, which Medtronic had already removed from the market under an injunction obtained by Boston Scientific Corporation. Until legal proceedings have run their course and the amount of any final award is determined, no gain will be recorded in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Guidant Corporation pioneers lifesaving technology, giving an opportunity for better life today to millions of cardiac and vascular patients worldwide. The Company, driven by a strong entrepreneurial culture of more than 10,000 employees, develops, manufactures, and markets a broad array of products and services that enable less-invasive care for some of life's most threatening medical conditions. Guidant offers: i) coronary, biliary, and peripheral stent systems, balloon dilatation catheters, and related accessories used to open blocked arteries; ii) implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia); iii) implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable cardiac resynchronization therapy used to treat heart failure; v) products for use in less-invasive endovascular procedures, including the treatment of abdominal aortic aneurysms (AAA); vi) products to perform leading edge cardiac surgery procedures such as Off-Pump Coronary Revascularization with EndoScopic vessel harvesting (OPCRES); and vii) intravascular radiotherapy systems for artery disease. Guidant has principal operations in the United States, Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets. As used herein, the terms "the Company" and "Guidant" mean Guidant Corporation and its consolidated subsidiaries.

The following tables are summaries of the Company's net sales and major expenses. For purposes of analysis and discussion herein, the Company employs the concepts of operating expenses and operating income. Operating expenses are defined as research and development and sales, marketing, and administrative expenses, excluding special items. Operating income is defined as gross profit less operating expenses.

                                                     THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------
                                                   2002              2001
                                                   ----              ----

                                                   (Dollars in millions)
                                                       (unaudited)

Net sales...................................    $  709.7          $  671.0
Cost of products sold.......................       172.1             169.5
                                                --------          --------
     Gross profit...........................       537.6             501.5

Research and development....................       100.7              90.7
Sales, marketing, and administrative........       221.7             203.1
                                                --------          --------
     Operating expense......................       322.4             293.8

Operating income............................    $  215.2          $  207.7
                                                ========          ========


                                                    AS A PERCENT OF NET SALES
                                                    -------------------------
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                    2002             2001
                                                    ----             ----

Net sales...................................       100.0%            100.0%
Cost of products sold.......................        24.2              25.3
                                                   -----             -----
     Gross profit...........................        75.8              74.7

Research and development....................        14.2              13.5
Sales, marketing, and administrative........        31.3              30.2
                                                   -----             -----
     Operating expense......................        45.5              43.7

Operating income............................        30.3%             31.0%
                                                   =====             =====

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 2002

SALES

The Company had worldwide net sales of $709.7 million for the three months ended March 31, 2002, reflecting an increase of $38.7 million or 6% over the same period in 2001. Growth in unit volume of 11% increased net sales, while price declines and fluctuations in foreign currency exchange rates decreased net sales 4% and 1%, respectively. Unfavorable foreign currency exchange rates decreased net sales $11.0 million. All of Guidant's geographic regions reported growth year over year. U.S. sales of $505.2 million grew 6% over the prior year, while international sales of $204.5 million increased by $9.7 million over the prior year, 11% in constant currency. Growth was driven by sales of i) implantable defibrillators, ii) coronary stents, particularly in Japan, and iii) devices addressing emerging therapies such as peripheral vascular disease, intravascular radiation, and endoscopic vein harvesting.

Worldwide sales of implantable defibrillator systems in the first quarter of 2002 were $193.4 million, an increase of 13% over the prior year period or 14% in constant currency. U.S. defibrillator system sales climbed 13% to $155.6 million, while international sales of $37.8 million were up 18% in constant currency over the same period in the prior year. U.S. and international implantable defibrillator unit volume grew 16% and 20%, respectively. Sales growth was driven by accelerating market growth of implantable defibrillators along with the increasing international adoption of heart failure devices with defibrillation capability. The Company is awaiting U.S. Food and Drug Administration (FDA) approval for an expanded indication for the use of Guidant's implantable defibrillators in patients identified by the landmark MADIT II trial, which demonstrated that patients who had a prior heart attack and compromised heart function and who received an implantable defibrillator experienced a 31% reduction in mortality compared to the use of drug therapy alone. The filing is under expedited review and could lead to a doubling of the number of patients currently indicated for implantable defibrillators.

In May 2002, Guidant announced FDA approval of the CONTAK CD(R)/EASYTRAK(R) system for the treatment of heart failure. It is the first approved system to combine an implantable defibrillator with cardiac resynchronization therapy (CRT-D). The CONTAK CD CRT-D device addresses the two primary concerns of physicians who treat heart failure patients: improving their quality of life and protecting them from sudden cardiac death. The CRT function of the device helps the chambers of the heart beat in a coordinated manner, improving a heart failure patient's functional capabilities. The implantable defibrillator function corrects potentially life-threatening rapid heart rhythms, preventing sudden cardiac death. Half of all heart failure deaths are a result of end-stage, progressive pump failure, and the other half are due to sudden cardiac death. Heart failure affects well over 5 million people in the U.S., an estimated 6.5 million in Europe, and 2.4 million in Japan. Guidant is well-positioned for the immediate launch of this pioneering therapy in the U.S. Product inventory is available, the sales organization has been prepared and trained, and the implementation of physician training is in process.

In July 2001, Guidant announced the European market release of its CONTAK RENEWAL(TM) CRT-D. The RENEWAL device for heart failure treatment contains new therapeutic and diagnostic capabilities that are designed to help physicians better manage their patients' conditions. The Company also announced the first human implants worldwide of the CONTAK RENEWAL 2, the third generation device to treat patients with heart failure. Sales of these devices are included in reported implantable defibrillator and pacemaker sales, as appropriate.

Worldwide pacemaker sales were $141.7 million for the first quarter of 2002, an increase of 2% over the prior year or 4% in constant currency. U.S. pacemaker sales grew 6% to $92.0 million in spite of several competitive launches during the period. The benefits of the blended sensor pacing and industry-leading electrogram storage contained in the PULSAR(TM) MAX II family of products supported this growth. In March 2002, Guidant announced FDA approval of its newest pacemaker platform, the INSIGNIA(TM) family of pacemakers. The INSIGNIA pacing system's unique teardrop shape and smaller size give the device a more physiologic dimension intended to provide patient comfort and to facilitate its insertion during implantation. In addition to being smaller than previous Guidant pacemakers, this new platform offers improved longevity over its predecessors. The pacemaker also includes ease-of-use features that allow the clinician to easily and quickly perform a comprehensive set of patient follow-up tests. Guidant will launch the INSIGNIA later in the second quarter of 2002. International sales of pacemaker products were $49.7 million for the three months ended March 31, 2002, which was consistent with sales in the first quarter of 2001 on a constant currency basis.

Worldwide coronary stent system revenues grew 4% or 6% in constant currency to $220.9 million for the three months ended March 31, 2002, compared to $212.8 million for the same period in 2001. U.S. sales were stable at $157.9 million for the first quarter of 2002 compared to $157.0 million for the first quarter of 2001. Continued coronary stent system growth was driven by the successful U.S. launch of the MULTI-LINK PENTA(TM) Coronary Stent System in June 2001, as well as the MULTI-LINK PIXEL(TM) Coronary Stent System launched in the U.S. in the fourth quarter of 2001. The MULTI-LINK PENTA is Guidant's fifth and most advanced broad use coronary stent system, while the MULTI-LINK PIXEL is designed to treat small diameter vessels. First quarter average selling prices for stent systems in the U.S. decreased by 11% compared to the same period in the prior year and by 2% compared to the fourth quarter 2001. Consistent with our experience over the past several quarters, the Company believes that pricing declines of 1-3% sequentially could continue on such systems in future quarters.

International sales of these products during the first quarter of 2002 were $63.0 million compared to $55.8 million in the first quarter of 2001, showing 20% growth on a constant currency basis. This growth was fueled by a 55% growth in stent system revenues in Japan where Guidant's MULTI-LINK TRISTAR(TM) Coronary Stent System was launched in the fourth quarter of 2001.

In August 2001, Guidant announced initial implants of the MULTI-LINK VISION(TM) Coronary Stent System. The MULTI-LINK VISION incorporates a cobalt chromium alloy, enabling a lower profile and enhanced deliverability while maintaining radial strength and radiopacity (visibility during the implant procedure). The Company expects to file for FDA approval for the MULTI-LINK VISION in 2002.

In August 2001, Guidant and Cook Incorporated (Cook) entered into a series of development and distribution agreements involving Cook's drug eluting stent program and Guidant's stent and balloon dilatation technology. Guidant has agreed to be the worldwide exclusive distributor for a new paclitaxel-coated coronary stent, the ACHIEVE(TM) Drug Eluting Coronary Stent, developed and manufactured by Cook. The ACHIEVE System will utilize Cook's drug coating technology along with a stent and a stent delivery system supplied by Guidant to Cook. As described in Guidant's Annual Report, Guidant expects that the court will rule on motions for summary judgment in June in Boston Scientific Corporation's challenge to Cook's rights to establish the Guidant relationship. Any such judgment may be appealed. In January 2002, the Company filed for CE Mark approval to market the ACHIEVE System in Europe. The DELIVER clinical trial is designed to evaluate the safety and efficacy of the ACHIEVE System for purposes of seeking regulatory approval in the U.S. Trial enrollment was completed in March 2002, and includes 1,043 patients in approximately 70 centers nationwide. The Company is now in the follow-up phase of the trial, expected to be completed by the end of the year with FDA submission following thereafter.

In May 2002, Guidant announced the enrollment of the first patient in a new clinical study designed to evaluate the benefit of the ACHIEVE System in a broad population of patients, including high-risk patients and patients with complex lesions including in-stent restenosis. Data from this trial, which will be conducted on behalf of Cook, may be used to expand indications for the ACHIEVE System beyond those outlined in Cook's ASPECT and ELUTES trial protocols. The clinical trial, called DELIVER II, will be the largest drug eluting stent trial to date, with a target enrollment of 1,500 patients in 100 centers outside the U.S.

In pursuit of multiple alternatives for development of drug eluting stent technology, Guidant entered into a worldwide co-exclusive license agreement with Novartis in March 2002 granting Guidant rights to utilize the drug everolimus in drug eluting stents for the treatment of coronary and peripheral vascular diseases. As a result, the Company recorded a pre-tax charge of $6.8 million related to the value of the in-process research and development. Novartis will provide everolimus to Guidant, supply data to support Guidant filings with regulatory agencies, and receive milestone payments and a royalty on sales of Guidant products utilizing the drug. Pending regulatory approval, Guidant expects to initiate clinical trials of everolimus-eluting coronary stents around the end of this year.

Worldwide sales of the GALILEO(TM) Intravascular Radiotherapy System increased to $6.1 million during the first quarter of 2002 compared to $0.4 million during the same period in 2001. Approved in the U.S. in November 2001, the GALILEO System is used for the treatment of in-stent restenosis, the recurrence of a blockage in a coronary artery previously propped open with a coronary stent. This condition affects as many as 20-25% of patients treated with coronary stents each year. Radiation therapy is currently the only FDA approved method to treat in-stent restenosis. In December 2001 the Company announced that it had submitted a pre-market approval (PMA) supplement to the FDA for its next-generation radiotherapy system, the GALILEO III Intravascular Radiotherapy System.

Angioplasty system and accessory sales totaled $90.9 million in the three months ended March 31, 2002, compared to $98.5 million during the same period in 2001. The decline in sales was driven by price declines of 4%, negative foreign currency exchange impact of 3%, and unit volume decreases of 1%.

Worldwide sales of peripheral vascular and biliary products totaled $16.6 million in the first quarter of 2002, representing 42% growth over the same period in the prior year. Growth was driven by acceptance of such non-coronary stent products as the RX HERCULINK PLUS(TM) Biliary Stent System, the OMNILINK(TM) Biliary Stent System, the DYNALINK(TM) Biliary Self-Expanding Stent System, as well as the DYNALINK Peripheral Self-Expanding Stent System.

Sales of Guidant's ANCURE(R) ENDOGRAFT(R) System and accessories for the treatment of AAA were $15.6 million for the three months ended March 31, 2002, compared to $17.6 million for the three months ended March 31, 2001, representing an 11% decline. Following a voluntary recall in March 2001 and subsequent relaunch in August 2001, Guidant has experienced a ramp-up in sales over the past two quarters. Four-year follow-up data was recently presented showing that 97% of abdominal aortic aneurysms treated with an ANCURE system were either smaller in diameter or controlled. In April 2002, Guidant announced that its ANCURE Aortoiliac ENDOGRAFT System received FDA approval and is now available in the U.S. The graft provides a less-invasive option for patients previously ineligible for treatment with endovascular graft systems due to advanced vascular disease in the iliac arteries. The ANCURE Aortoiliac System, currently available in Europe, is the first of its kind to be launched in the U.S.

Sales of cardiac surgery products were $20.3 million for the quarter ended March 31, 2002, compared to $17.1 million for the quarter ended March 31, 2001, representing 19% growth. Cardiac surgery sales include the VASOVIEW(R) Endoscopic Vessel Harvesting System and the AXIUS(TM) Off-Pump System. When combined these two systems allow for a complete, less-invasive coronary artery bypass graft (CABG) procedure called OPCRES - Off-Pump Coronary Revascularization with EndoScopic vessel harvesting. Cardiac surgeons are increasingly adopting the OPCRES approach in place of the traditional CABG approach. Guidant estimates that approximately 25% of all CABG procedures in the U.S. utilize the off-pump approach and a similar number of cases use less-invasive vein harvesting.

In May 2002, Guidant announced the launch of its fifth generation VASOVIEW 5 Endoscopic Vessel Harvesting System for extracting vessels used by surgeons during CABG procedures. The newest generation of VASOVIEW is smaller in diameter, making it potentially easier for the user to perform endoscopic vein harvesting on patients with thinner legs or more difficult anatomy.

COST OF PRODUCTS SOLD AND EXPENSES

For the three months ended March 31, 2002, cost of products sold represented 24.2% of net sales compared to 25.3% for the three months ended March 31, 2001. This improvement in cost of products sold as a percentage of net sales was mainly due to volume driven productivity offset slightly by overall price declines of 4%.

Guidant continued to invest aggressively in research and development in the first quarter of 2002, evidenced by an 11% increase over the first quarter of 2001. Research and development expense was $100.7 million for the quarter ended March 31, 2002, or 14.2% of net sales, compared to $90.7 million in 2001, or 13.5% of net sales. Growth on a percentage of sales basis was driven by significant investments in the research and development of drug eluting stents for the prevention and treatment of artery disease and implantable resynchronization therapy for the treatment of heart failure, as previously described.

Sales, marketing, and administrative expenses increased $18.6 million or 9% for the three months ended March 31, 2002, compared to the same period in 2001. Sales and marketing expense growth was driven by an 8% increase in the U.S. sales organization during the past twelve months. Administrative expenses in the first quarter of 2002 were consistent with the same period in the prior year, increasing less than 2%.

Interest expense decreased $5.3 million for the first quarter of 2002 compared to the first quarter of 2001. This decrease was driven by a lower average debt outstanding in addition to lower interest rates in 2002. Amortization decreased by $7.6 million primarily due to the elimination of $8.0 million pre-tax goodwill amortization as directed by SFAS 142.

Guidant recorded a special item of $6.8 million in the first quarter of 2002 representing the value of in-process research and development related to the worldwide co-exclusive license agreement with Novartis previously described. The Company recorded special charges of $25.0 million in the first quarter of 2001 related to the VENTAK(R) PRIZM(TM) Implantable Defibrillator field action and the ANCURE voluntary recall. The field action concerned a specific memory component in the first-generation VENTAK PRIZM device. Field inventory that contained the memory component was returned to the Company and a software solution was designed to non-invasively return full functionality to any affected implanted device. Sales of the ANCURE system were voluntarily halted in March 2001 as a result of Guidant's identification of certain deficiencies in the ANCURE-related regulatory processes and communications with the FDA. In August 2001, the Company received FDA approval allowing the return to a full market release of the ANCURE system.

Excluding the effect of the special items in 2002 and 2001, the effective income tax rates for the quarters ended March 31, 2002 and 2001, were 26.0% and 28.0%, respectively. The improvement in the adjusted tax rate reflects benefits from increased overseas manufacturing, strategic investments in research and development, and the elimination of primarily non-tax-deductible goodwill amortization.

Net income and earnings per share-diluted were $143.8 million and $0.47, respectively, excluding the purchased research and development in the first quarter of 2002. Net income and earnings per share-diluted for the quarter ended March 31, 2001, were $126.9 million and $0.41 per share, respectively, excluding the special items. This represents an increase in adjusted net income of $16.9 million or 13%. Reported net income for the three months ended March 31, 2002 and 2001, was $139.5 million and $111.2 million.

LIQUIDITY AND FINANCIAL CONDITION

The Company generated cash flows that were more than sufficient to fund operations during the three months ended March 31, 2002. Cash and cash equivalents were $513.0 million at March 31, 2002, an increase of $75.2 million over December 31, 2001.

Working capital of $849.5 million at March 31, 2002, increased $90.3 million from the prior year-end level. The current ratio at March 31, 2002, was 2.1:1 compared to 2.0:1 at December 31, 2001. The Company believes its cash from operations is sufficient to fund anticipated working capital needs and discretionary operating spending requirements for 2002.

Net cash provided by operating activities was $170.9 million in the first quarter of 2002 compared to $132.2 million in the first quarter of 2001. Net income for the period ended March 31, 2002, was $139.5 million, a $28.3 million increase compared to the period ended March 31, 2001. Increases in inventory balances totaled $30.0 million for the first quarter of 2002 compared to a decrease of $2.5 million in the first quarter of 2001. Guidant's inventories at March 31, 2002, include the build-up for heart failure and radiation product lines that have been recently approved by the FDA, as well as increases due to the sales force expansion as each sales representative maintains inventory. Changes in accounts payable and accrued liabilities were a $27.0 million use of cash in the first quarter of 2002 compared to a $52.8 million use of cash in the first quarter of 2001. This fluctuation is primarily due to a lower bonus payout in 2002 compared to the bonus payout in 2001.

Net cash used for investing activities totaled $43.3 million for the three months ended March 31, 2002, compared to $37.4 million for the same period in 2001. This was driven by net additions of property and equipment of $33.3 million and $34.6 million for the first quarters of 2002 and 2001, respectively.

Net cash used for financing activities totaled $46.9 million for the three months ended March 31, 2002, compared to $68.4 million for the same period in 2001. This use of cash was driven by net decreases in borrowings of $63.3 million and $77.7 million for the first quarters of 2002 and 2001, respectively.

At March 31, 2002, the Company had outstanding borrowings of $696.4 million at a weighted average interest rate of 3.45% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $950.0 million. There are currently no outstanding borrowings under these facilities. The Company has classified $300.0 million as short-term debt at March 31, 2002.

The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The Company also expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $180.0 million in 2002, primarily due to continued investment in the Company's manufacturing and research facilities.

The Company has recognized net deferred tax assets aggregating $207.0 million at March 31, 2002, compared to $197.4 million at December 31, 2001. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

CAUTIONARY STATEMENT

This report includes forward-looking statements, including statements concerning expanded indications for defibrillator products, pricing and sales trends, recovery of tax assets and the timing of product developments, including regulatory processes. The statements are based on assumptions about many important factors, including the results of clinical trials, regulatory approvals, competitive offerings, market developments, and the factors listed on
Exhibit 99 to this report, which is incorporated herein by reference. As such, they involve risks that could cause actual results to differ materially. The Company does not undertake to update its forward-looking statements.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The description of litigation included in Note 8 to the consolidated financial statements in this report is incorporated by reference.

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




                                                  GUIDANT CORPORATION
                                                  -------------------
                                                  (Registrant)




Date      May 10, 2002                           /s/ KEITH E. BRAUER
                                                     ---------------
                                                     Keith E. Brauer
                                                     Vice President, Finance and
                                                     Chief Financial Officer





Date      May 10, 2002                           /s/ MICHAEL A. SHERMAN
                                                     ------------------
                                                     Michael A. Sherman
                                                     Corporate Controller and
                                                     Chief Accounting Officer
                                       22