Form 10-Q
period 2002-06-30
GUIDANT CORP
filed 2002-08-13
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2002


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


Yes   X           No
    -----            -----


The number of shares of common stock outstanding as of August 9, 2002:

            Class                           Number of Shares Outstanding
            -----                           ----------------------------
           Common                                   305,716,000

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                               GUIDANT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)
                                   (unaudited)

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                        -----------------------       -----------------------
                                                                         2002             2001          2002             2001
                                                                         ----             ----          ----             ----
Net sales.....................................................          $807.0           $656.3       $1,516.7       $1,327.3

Cost of products sold..........................................          208.0            155.6          380.1          325.1
                                                                        ------           ------         ------         ------

       Gross profit............................................          599.0            500.7        1,136.6        1,002.2

Research and development.......................................          106.0             92.7          206.7          183.4
Purchased in-process research and
 development...................................................             --               --            6.8             --
Sales, marketing, and administrative...........................          248.7            212.9          470.4          416.0
Interest, net..................................................            1.7              9.0            5.8           18.4
Royalties, net.................................................           13.8             10.6           25.1           20.4
Amortization...................................................            3.2             11.0            6.4           21.8
Other, net.....................................................            5.1              4.4            7.4            5.8
Foundation contribution........................................           40.0               --           40.0             --
Litigation, net................................................         (137.1)              --         (137.1)            --
Restructuring charge...........................................           31.0               --           31.0             --
Special charges..............................................               --               --             --           25.0
                                                                        ------           ------         ------         ------


Income before income taxes.....................................          286.6            160.1          474.1          311.4

Income taxes...................................................           81.8             44.8          129.8           84.9
                                                                        ------           ------         ------         ------

       Net income..............................................         $204.8           $115.3         $344.3         $226.5
                                                                        ======           ======         ======         ======

Earnings per share-basic.......................................          $0.68            $0.38          $1.14          $0.75
                                                                        ======           ======         ======         ======

Earnings per share-diluted.....................................          $0.67            $0.38          $1.12          $0.74
                                                                        ======           ======         ======         ======

See notes to consolidated financial statements

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     2002                   2001
                                                                             -------------------     ------------------
                                                                                (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents..............................................            $688.1                 $437.8

Short-term investments.................................................               8.9                    8.9

Accounts receivable, net of allowances
       of $28.0(2002) and $26.6(2001)..................................             692.2                  631.9

Inventories............................................................             277.8                  267.6

Deferred income taxes..................................................             178.8                  153.6

Prepaid expenses and other current assets..............................              56.4                   48.5
                                                                                     ----                   ----

       Total Current Assets............................................           1,902.2                1,548.3



OTHER ASSETS
Goodwill, net of allowances
       of $159.4(2002) and $143.3(2001)................................             516.5                  426.6

Other intangible assets, net of allowances
       of $55.1(2002) and $64.4(2001)..................................              98.8                  189.8

Deferred income taxes .................................................              53.1                   43.8

Investments............................................................              50.6                   38.6

Sundry ................................................................              52.9                   49.1

Property and equipment, net of accumulated
       depreciation of $514.0 (2002) and
       $464.7 (2001)...................................................             639.6                  620.6
                                                                                    -----                  -----

                                                                                 $3,313.7               $2,916.8
                                                                                 ========               ========

See notes to consolidated financial statements

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     2002                   2001
                                                                             -------------------     ------------------
                                                                                (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.......................................................             $85.2                  $60.1

Employee compensation..................................................             119.2                  116.9

Other liabilities......................................................             246.6                  164.6

Income taxes payable...................................................             238.5                  147.5

Short-term debt........................................................             126.2                  300.0
                                                                                    -----                  -----

       Total Current Liabilities.......................................             815.7                  789.1


NONCURRENT LIABILITIES
Long-term debt.........................................................             347.8                  460.0

Other  ................................................................             151.9                  121.9
                                                                                    -----                  -----

                                                                                    499.7                  581.9

Commitments and contingencies..........................................                --                     --

SHAREHOLDERS' EQUITY
Common stock, no par value:
       Authorized shares: 1,000,000,000
       Issued shares:       309,019,000...............................              226.1                  226.1

Additional paid-in capital.............................................             190.9                  182.5

Retained earnings......................................................           1,734.9                1,390.5

Deferred cost, ESOP....................................................             (27.7)                 (30.5)

Treasury stock, at cost:
       Shares:  2,871,000 (2002)
                3,866,000 (2001).......................................            (110.7)                (149.0)

Accumulated other comprehensive income ................................             (15.2)                 (73.8)
                                                                                    ------                 ------

                                                                                  1,998.3                1,545.8
                                                                                  -------                -------

                                                                                 $3,313.7               $2,916.8
                                                                                 ========               ========

See notes to consolidated financial statements

                               GUIDANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (In millions)
                                   (unaudited)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                              --------
                                                                                    2002                   2001
                                                                                    ----                   ----
CASH PROVIDED BY OPERATING ACTIVITIES
     Net income........................................................            $344.3                $226.5

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES
     Depreciation......................................................              55.1                  46.3
     Amortization of goodwill and other
         intangible assets.............................................               6.4                  21.8
     Provision for inventory and other losses..........................              42.8                  44.8
     Purchased in-process research and development.....................               6.8                    --
     Other noncash expenses, net.......................................             (28.4)                 34.2
                                                                                   ------                ------

                                                                                    427.0                 373.6
CHANGES IN OPERATING ASSETS AND LIABILITIES
     Receivables, increase.............................................             (54.8)                (41.2)
     Inventories, increase ............................................             (31.5)                (36.2)
     Prepaid expenses and other current assets,
        increase.......................................................                --                 (19.0)
     Accounts payable and accrued liabilities,
        increase (decrease)............................................              43.3                 (34.6)
     Income taxes payable, increase ...................................              91.8                   3.4
     Other liabilities, increase.......................................              69.1                  30.4
                                                                                   ------                ------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............................             544.9                 276.4

INVESTING ACTIVITIES
     Additions of property and equipment, net..........................             (68.3)                (70.2)
     Purchases of available-for-sale investments.......................             (12.1)                 (2.9)
     Sale/maturity of investments......................................               0.1                   1.2
     Additions of other assets, net....................................              (6.4)                   --
     Purchase of in-process research and
        development....................................................              (6.8)                   --
                                                                                   ------                ------


NET CASH USED FOR INVESTING ACTIVITIES.................................             (93.5)                (71.9)

FINANCING ACTIVITIES
     (Decrease) increase in borrowings, net............................            (287.3)                 91.2
     Issuance of common stock under stock plans
        and other capital transactions.................................              26.6                  15.4
     Repurchase of common stock........................................                --                (200.0)
                                                                                   ------                ------

NET CASH USED FOR FINANCING ACTIVITIES.................................            (260.7)                (93.4)

Effect of Exchange Rate Changes on Cash................................              59.6                 (17.9)
                                                                                   ------                ------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................             250.3                  93.2

Cash and Cash Equivalents at Beginning of Period.......................             437.8                 163.0
                                                                                   ------                ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................            $688.1                $256.2
                                                                                   ======                ======

See notes to consolidated financial statements

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In millions, except per share data)
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position, and cash flows in conformity with generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A discussion of the Company's significant accounting policies is described in the "Significant Accounting Policies" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition".

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                                             JUNE 30,             DECEMBER 31,
                                                              2002                   2001
                                                       ------------------    -------------------
Finished products................................            $142.0                $138.5
Work in process..................................              54.0                  66.5
Raw materials and supplies.......................              81.8                  62.6
                                                               ----                  ----
                                                             $277.8                $267.6
                                                             ======                ======

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if impairment indicators arise. Guidant adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, the Company reclassified $105.0 million from other intangibles to goodwill on January 1, 2002. The net book value of these assets on January 1, 2002, was $89.1 million. This reclassification is primarily related to the assembled workforce obtained in conjunction with the Intermedics acquisition in February 1999. Had SFAS 142 been effective January 1, 2001, net income and earnings per share would have been reported as:

                                            THREE MONTHS         THREE MONTHS             SIX MONTHS           SIX MONTHS
                                                ENDED                ENDED                  ENDED                 ENDED
                                            JUNE 30, 2002        JUNE 30, 2001           JUNE 30, 2002        JUNE 30, 2001
                                            -------------        -------------           -------------        -------------
Reported net income.....................     $    204.8           $     115.3             $    344.3           $    226.5
Goodwill and workforce
  amortization..........................             --                   7.6                     --                 15.1
                                             ----------           -----------             ----------           ----------
Adjusted net income.....................     $    204.8           $     122.9             $    344.3           $    241.6
                                             ==========           ===========             ==========           ==========

Earnings per share-basic:
Reported net income.....................     $     0.68           $      0.38             $     1.14           $     0.75
Goodwill and workforce
  amortization..........................             --                  0.03                     --                 0.05
                                             ----------           -----------             ----------           ----------
Adjusted earnings per
  share-basic...........................     $     0.68           $      0.41             $     1.14           $     0.80
                                             ==========           ===========             ==========           ==========
Earnings per share-diluted:
Reported net income.....................     $     0.67           $      0.38             $     1.12           $     0.74
Goodwill and workforce
  amortization..........................             --                  0.02                     --                 0.05
                                             ----------           -----------             ----------           ----------
Adjusted earnings
  per share-diluted.....................     $     0.67           $      0.40             $     1.12           $     0.79
                                             ==========           ===========             ==========           ==========

The Company completed its initial impairment test of goodwill in February 2002, indicating that goodwill was not impaired. This test involved the use of estimates related to the fair market value of the Company's reporting units associated with the goodwill. There were no material changes to goodwill as a result of acquisitions, dispositions or translation during the first six months of 2002.

Balances of acquired intangible assets, excluding goodwill, were as follows (in millions):

                                                                         ACCUMULATED      CARRYING
                                                       ORIGINAL COST     AMORTIZATION       VALUE
                                                       -------------     ------------     --------
JUNE 30, 2002
Licensed technologies
  and distribution agreements....................      $     124.9        $      45.1    $      79.8
Intermedics, Inc.................................             29.0               10.0           19.0
                                                       -----------        -----------    -----------
                                                       $     153.9        $      55.1    $      98.8
                                                       ===========        ===========    ===========

DECEMBER 31, 2001
Licensed technologies
  and distribution agreements....................      $     120.2        $      39.9    $      80.3
Intermedics, Inc.................................            134.0               24.5          109.5
                                                       -----------        -----------    -----------
                                                       $     254.2        $      64.4    $     189.8
                                                       ===========        ===========    ===========

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

During the first six months of 2002, Guidant purchased intangibles totaling $4.4 million. Excluding goodwill and intangible assets reclassified to goodwill, amortization expense of intangible assets was $3.2 million and $2.8 million for the three months ended and $6.4 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively. The annual estimated amortization expense for intangible assets for the five-year period ending December 31, 2006, ranges from $12.0 million to $13.3 million.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                          --------------------             ----------------
                                                                           2002           2001            2002        2001
                                                                           ----           ----            ----        ----
Net income.....................................................           $204.8         $115.3          $344.3      $226.5
                                                                          ======         ======          ======      ======

Weighted average common shares outstanding.....................           301.48         301.22          301.12      302.16

Effect of employee stock options...............................             4.74           4.34            5.65        5.35
                                                                            ----           ----            ----        ----

Weighted average common shares outstanding
   and assumed conversions.....................................           306.22         305.56          306.77      307.51
                                                                          ======         ======          ======      ======

Earnings per share-basic.......................................            $0.68          $0.38            1.14       $0.75
                                                                           =====          =====            ====       =====

Earnings per share-diluted.....................................            $0.67          $0.38            1.12       $0.74
                                                                           =====          =====            ====       =====

For the quarter ended June 30, 2002, there were approximately 31 million common shares that were not included in the computation of earnings per share-diluted since they were anti-dilutive.

NOTE 5  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in i) foreign currency translation adjustments; ii) unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges; and
iii) available-for-sale securities. For the second quarter of 2002 and 2001, comprehensive income was $270.1 million and $99.5 million, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $402.9 million and $208.6 million. The increase in comprehensive income for the three and six-month periods ended June 30, 2002, compared to the same periods in 2001, was primarily due to increased net income and the improvement in the value of the Euro compared to the U.S. dollar.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SEGMENT INFORMATION

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                                    ------------------                      -----------------
GEOGRAPHIC INFORMATION:                           2002             2001                  2002           2001
                                                  ----             ----                  ----           ----
NET SALES(1):
United States...........................         $571.8           $456.0               $1,077.0         $932.1

International...........................          235.2            200.3                  439.7          395.2
                                                  -----            -----                  -----          -----
                                                 $807.0           $656.3               $1,516.7       $1,327.3
                                                 ======           ======               ========       ========

(1) Revenues are attributed to countries based on location of the customer.

                                                JUNE 30,          DECEMBER 31,
                                                  2002               2001
                                                  ----               ----
LONG-LIVED ASSETS:
United States...........................          $562.6           $559.9
International...........................            77.0             60.7
                                                    ----             ----
                                                  $639.6           $620.6
                                                  ======           ======


                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                                    ------------------                      -----------------
                                                  2002             2001                    2002           2001
                                                  ----             ----                    ----           ----
NET SALES OF CLASSES
OF SIMILAR PRODUCTS:
Cardiac rhythm management...............          $410.8           $334.4               $  745.9       $  644.7
Vascular intervention...................           335.5            289.2                  657.6          603.5
Endovascular solutions..................            38.0             14.3                   70.2           43.6
Cardiac surgery.........................            22.7             18.4                   43.0           35.5
                                                    ----             ----                   ----           ----
                                                  $807.0           $656.3               $1,516.7       $1,327.3
                                                  ======           ======               ========       ========


NOTE 7 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In March 2002, Guidant entered into a worldwide co-exclusive license agreement with Novartis Pharma AG (Novartis) granting Guidant rights to utilize the drug everolimus in drug eluting stents for the treatment of coronary and peripheral vascular diseases. As a result, the Company recorded a pre-tax charge of $6.8 million related to the value of the purchased in-process research and development. Values for the purchased in-process research and development were computed based upon guidelines provided by the staff of the Securities and Exchange Commission. Novartis will provide everolimus to Guidant, supply data to support Guidant filings with regulatory agencies, and receive milestone payments and a royalty on sales of Guidant products utilizing the drug. Pending regulatory approvals, Guidant expects to initiate clinical trials of everolimus-eluting coronary stents early next year.

NOTE 8 - SPECIAL ITEMS

In addition to the aforementioned purchased in-process research and development expense, three special items were recorded in the second quarter of 2002: i) a $137.1 million net legal benefit, primarily due to the $158.2 million judgment plus interest and costs against Medtronic in April 2002; ii) a $40.0 million contribution to the Guidant Foundation; and iii) a $31.0 million restructuring charge for endovascular solutions operations. The total tax impact of all special items, including the aforementioned purchased in-process research and development charge was $22.0 million. The restructuring charge relates to restructuring activities approved by Guidant's Board of Directors in May 2002 aimed at streamlining operations involving its endovascular solutions product lines. The charge includes the termination of Guidant's involvement in certain peripheral product clinical trials, workforce reductions, facility reductions, and certain other related costs. In connection with these activities, the Company terminated approximately 150 employees, primarily in manufacturing and research and

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SPECIAL ITEMS (CONTINUED)

development positions. Liabilities and provisions for inventory and other losses totaling $31.0 million were recorded for this activity, of which $25.2 million remain at June 30, 2002.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

On July 30, 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. It is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS 146 will be adopted by Guidant on January 1, 2003. This pronouncement will not impact the restructuring plan for the endovascular solutions product lines approved in May 2002, but will have an impact on any future exit or disposal activities approved on or after January 1, 2003.

NOTE 10 - CONTINGENCIES

A discussion of the Company's policies with respect to legal proceedings and other loss contingencies is described in the "Significant Accounting Policies" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition". The description of legal proceedings in Item 1 ("Legal Proceedings") included in Part II of this filing is incorporated herein by reference.

NOTE 11 - SUBSEQUENT EVENT

On July 30, 2002, Guidant entered into an agreement to acquire Cook Group Incorporated (Cook Group), the corporate parent of Cook Inc., in a stock-for-stock transaction. Under the agreement, Guidant will acquire all of Cook Group for up to $3.0 billion in Guidant stock, subject to a maximum issuance of 65.79 million Guidant shares, priced in two phases. The first phase will be priced at a minimum of $40 per Guidant share, with a maximum number of shares issued of 41.25 million. The second phase will be priced at a minimum of $55 per Guidant share, with a maximum number of shares issued of 24.54 million. The terms of the transaction include an additional $150.0 million cash payment which relates to cash expected to remain in Cook Group at closing. Guidant's obligation to complete the acquisition is subject to certain clinical and legal conditions relating to the ACHIEVE(TM) Drug Eluting Coronary Stent System. The conditions include positive clinical results and Guidant's rights to use certain clinical data and to sell the ACHIEVE product. The transaction is also subject to shareholder approval, government clearances and other conditions. The parties anticipate closing in early 2003, subject to the satisfaction or waiver of conditions. If the transaction is not consummated, Guidant would pay $50.0 million to Cook Group and amend an existing stent delivery system distribution agreement. Assuming a closing in the first quarter of 2003, the Company expects to take one-time charges for merger-related costs and in-process research and development expense in that quarter. Approximately 50 percent of the total transaction value, as determined on the closing date, is expected to be recorded as in-process research and development expense in accordance with generally accepted accounting principles. See the description of litigation included in
Item 1, Part II of this filing.

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

On July 30, 2002, the Company announced that it had agreed to acquire Cook Group as further described in Note 11. Cook Group owns a number of companies that produce and market medical devices for interventional cardiology, vascular medicine, critical care, and other disciplines.

SIGNIFICANT ACCOUNTING POLICIES
It is important to understand Guidant's accounting policies in order to understand its financial statements. Our most significant policies are described in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements in our latest Annual Report on Form 10-K.

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. The accounting policies that are most subject to important estimates or assumptions include those described below. The Notes to the Consolidated Financial Statements in our latest Annual Report on Form 10-K described above and this 10-Q provide additional information about our evaluation of these items.

Guidant continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable.

Inventory Reserves - The Company values its inventory at the lower of cost, determined on a first-in, first-out method, or market. Reserves are estimated for excess, slow-moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors including current assessment of future product demand, anticipated release of new products into the market, historical experience, and product expiration. The Company's industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Product Warranties - Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs, failure rates, etc. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates.

Valuation of Purchased In-Process Research and Development, Goodwill, and Other Intangible Assets - When a business combination occurs, the purchase price is allocated based upon the fair value of tangible assets, intangible assets, in-process research and development, and goodwill, as required by SFAS 141, Business Combinations. The Company recognizes purchased in-process research and development expense in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received regulatory approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to purchased in-process research and development is determined by estimating the future cash flows of the technology and discounting the net cash flows back to their present values. Goodwill represents the excess of cost over the fair value of identifiable net assets of the business acquired and the amount allocated to purchased in-process research and development expense. The methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Income Taxes - Guidant operates in multiple tax jurisdictions with different tax rates and must determine the allocation of income to each of these jurisdictions based on estimates and assumptions. In the normal course of business, the Company will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews oftentimes require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

Legal Proceedings and Other Loss Contingencies - The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive, or treble damage claims, or claims for injunctive relief related to alleged infringement of a third party's patents, or seek declarations affecting the validity of the Company's patents. Litigation outcomes are not within the Company's complete control, are often very difficult to predict, and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both
i)probable or known that a liability has been incurred, and ii) the amount of the loss is reasonably estimable, in accordance with SFAS 5, Accounting for Contingencies. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

SUMMARY RESULTS
The following tables are summaries of the Company's net sales and major expenses. For purposes of analysis and discussion herein, the Company employs the concepts of operating expenses and operating income. Operating expenses are defined as research and development and sales, marketing, and administrative expenses, excluding special items. Operating income is defined as gross profit less operating expenses.


                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                                 ------------------                 ----------------
                                                               2002              2001               2002         2001
                                                               ----              ----               ----         ----
                                                                                (Dollars in millions)
                                                                                     (unaudited)
Net sales............................................         $807.0            $656.3            $1,516.7        $1,327.3

Cost of products sold................................          208.0             155.6               380.1           325.1
                                                               -----             -----               -----         -------
     Gross profit ...................................          599.0             500.7             1,136.6         1,002.2

Research and development.............................          106.0              92.7               206.7           183.4
Sales, marketing, and administrative                           248.7             212.9               470.4           416.0
                                                               -----             -----               -----           -----
     Operating expense...............................          354.7             305.6               677.1           599.4

Operating income.....................................         $244.3            $195.1              $459.5          $402.8
                                                              ======            ======              ======          ======

                                                                                   AS A PERCENT OF NET SALES
                                                             ------------------------------------------------------------
                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                             --------------------------           -----------------------
                                                                2002              2001             2002              2001
                                                                ----              ----             ----              ----
Net sales............................................          100.0%            100.0%           100.0%            100.0%
Cost of products sold................................           25.8              23.7             25.1              24.5
                                                                ----              ----             ----              ----
     Gross profit ...................................           74.2              76.3             74.9              75.5

Research and development.............................           13.1              14.1             13.6              13.8
Sales, marketing, and administrative                            30.8              32.5             31.0              31.4
                                                                ----              ----             ----              ----
     Operating expense...............................           43.9              46.6             44.6              45.2

Operating income.....................................           30.3%             29.7%            30.3%             30.3%
                                                                =====             =====            =====             =====

OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 2002

SALES
The Company had worldwide net sales of $807.0 million for the quarter ended June 30, 2002, reflecting an increase of $150.7 million or 23% over the same period in 2001. Growth in unit volume, price increases and fluctuations in foreign currency exchange rates increased net sales by 20%, 1% and 2%, respectively. All of Guidant's geographic regions reported growth year over year. U.S. sales of $571.8 million grew 25% over the prior year, while international sales of $235.2 million increased 17%, 12% in constant currency. Balanced sales growth was generated by a broad base of products resulting from internal development efforts, including i) implantable cardioverter defibrillators (ICDs), ii) coronary stents, iii) pacemakers, and iv) devices addressing emerging therapies such as heart failure, abdominal aortic aneurysms, peripheral vascular disease, intravascular radiation, and endoscopic vein harvesting. Sales for the six months ended June 30, 2002, of $1,516.7 million, increased $189.4 million or 14% over the same period in 2001. Unit volume growth of 16% increased net sales, while price declines of 2% decreased net sales.

Worldwide sales of ICD systems in the second quarter of 2002 were $251.2 million, an increase of 37% over the prior year period or 35% in constant currency. U.S. ICD system sales climbed 40% to $205.2 million, while international sales of $46.0 million were up 15% in constant currency over the same period in the prior year. U.S. and international ICD unit volume grew 30% and 19%, respectively. For the six months ended June 30, 2002, ICD system sales were $444.6 million, representing growth of $89.5 million or 25% over the first six months of 2001. Sales growth was driven by the U.S. launch of the CONTAK CD(R)/EASYTRAK(R) System for the treatment of heart failure and accelerating market growth of ICD systems due to acceptance of the Multicenter Automatic Defibrillator Implantation Trial (MADIT) II results.

In May 2002, Guidant announced U.S. Food and Drug Administration (FDA) approval of the CONTAK CD/EASYTRAK System for the treatment of heart failure. The CONTAK CD/EASYTRAK System has been indicated for use in patients who are at high risk of sudden cardiac death due to ventricular arrhythmias and who have moderate to severe heart failure. It was the first U.S. approved system to combine an ICD with cardiac resynchronization therapy (CRT-D). The CONTAK CD CRT-D device addresses the two primary concerns of physicians who treat heart failure patients: improving their quality of life and protecting them from sudden cardiac death. The CRT function of the device helps the chambers of the heart beat in a coordinated manner, improving a heart failure patient's functional capabilities. The ICD function corrects potentially life-threatening rapid heart rhythms, preventing sudden cardiac death. It is estimated that half of all heart failure deaths are a result of end-stage, progressive pump failure, and the other half are due to sudden cardiac death. Heart failure affects well over 5 million people in the U.S., an estimated 6.5 million in Europe, and 2.4 million in Japan. Sales of these devices are included in reported ICD and pacemaker sales, as appropriate.

In July 2002, the Company announced that the FDA expanded the product labeling for its family of ICDs. The expanded indication now includes the prophylactic use of Guidant ICDs for cardiac patients who have had a previous heart attack and have an ejection fraction that is less than or equal to 30%. Ejection fraction is a measure of how efficiently the heart pumps blood. A level of 30% or less is an indication of impaired function that puts heart attack survivors at increased risk for sudden cardiac death. The expanded indication is based on results from the landmark MADIT II trial that showed that use of Guidant ICDs reduced total mortality by 31% for heart attack survivors with compromised heart function - those whose ejection fractions are at or below 30%. Guidant is the only ICD manufacturer to have approved labeling that includes the patient population defined by MADIT II.

Also in July 2002, Guidant announced CE Mark approval and first implant of the world's smallest dual-chamber ICD, the VITALITY(TM) DS ICD System. This new family of devices offers both improved size and longevity along with new advanced rhythm management features. VITALITY ICDs are designed with a unique elliptical shape and smaller size to facilitate insertion during implantation and provide greater patient comfort. In addition, this new platform offers advanced rhythm management, including Guidant's proprietary RHYTHM ID(TM) feature, which uses new, highly sophisticated algorithms intended to pinpoint the origin of dangerously fast or erratic heartbeats in order to allow the physician to program the most appropriate therapy for the heart.

Worldwide pacemaker sales were $159.6 million for the second quarter of 2002, an increase of 6% over the prior year or 4% in constant currency. U.S. pacemaker sales grew 2% to $102.4 million. International sales of pacemaker products were $57.2 million for the three months ended June 30, 2002, an increase of 13% over the prior year or 8% in constant currency. Sales of these products for the first half of 2002 were $301.3 million compared to $289.6 million in the first half of 2001, representing growth of 4%. The worldwide launch of the INSIGNIA(TM) family of pacemakers in early June was a significant contributor to pacemaker sales results. The INSIGNIA pacemaker system's unique teardrop shape and smaller size give the device a more physiologic dimension intended to provide patient comfort and to facilitate its insertion during implantation. In addition to being smaller than previous Guidant pacemakers, this new platform offers improved longevity over its predecessors. The pacemaker also includes ease-of-use features that allow the clinician to easily and quickly perform a comprehensive set of patient follow-up tests.

Worldwide coronary stent system revenues grew 22%, 20% in constant currency, to $228.0 million for the three months ended June 30, 2002, compared to $187.6 million for the same period in 2001. U.S. sales were $153.9 million for the second quarter of 2002 compared to $130.2 million for the second quarter of 2001. Second quarter average selling prices for stent systems in the U.S. decreased by 11% compared to the same period in the prior year and by 2% compared to the first quarter of 2002, consistent with recent sequential declines. International sales of these products during the second quarter of 2002 were $74.1 million compared to $57.5 million in the second quarter of 2001, showing 24% growth on a constant currency basis. Europe experienced 13% sales growth, 4% in constant currency, from the second quarter of 2002 compared to the second quarter of 2001 despite the April launch of a competitor's drug eluting stent. The introduction of drug eluting stents is expected to affect the market for stents generally in future quarters. Worldwide stent revenues were $448.9 million for the six months ended June 30, 2002, compared to $400.4 million for the same period in 2001.

Continued coronary stent system growth was driven by the acceptance of the MULTI-LINK PENTA(TM) Coronary Stent System launched in the U.S. in June 2001, and the MULTI-LINK PIXEL(TM) Coronary Stent System launched in the U.S. in the fourth quarter of 2001. The MULTI-LINK PENTA System is Guidant's fifth and most advanced broad use coronary stent system, while the MULTI-LINK PIXEL System is designed to treat small diameter vessels. In May 2002, the FDA approved the release of six-month follow-up clinical trial results for the MULTI-LINK PENTA System. The clinical trial, involving 200 patients with previously untreated native coronary artery lesions, demonstrated a 17.5% binary restenosis rate. Restenosis is the recurrence of a blockage in a coronary artery that has previously been propped open with a coronary stent. Restenosis typically occurs in approximately 20-25% of patients within about six months of the initial procedure. International coronary stent system growth was fueled by an 81% growth rate in Japan where Guidant's MULTI-LINK TRISTAR(TM) Coronary

Stent System was launched in the fourth quarter of 2001. Additionally, international growth was driven by the success of the European launch of the MULTI-LINK ZETA(TM) Coronary Stent System. The MULTI-LINK ZETA System provides enhanced ease of use and improved deliverability.

In August 2001, Guidant announced initial implants of the MULTI-LINK VISION(TM) Coronary Stent System. The MULTI-LINK VISION System incorporates a cobalt chromium alloy, enabling a lower profile and enhanced deliverability while maintaining radial strength and radiopacity (visibility during the implant procedure). The Company expects to file for FDA approval for the MULTI-LINK VISION in 2002.

In August 2001, Guidant and Cook Inc. announced that they had entered into a series of development and distribution agreements involving Cook Inc.'s drug eluting stent program and Guidant's stent and balloon dilatation technology. Guidant agreed to act as worldwide exclusive distributor for a new paclitaxel-coated coronary stent, the ACHIEVE Drug Eluting Coronary Stent, developed and manufactured by Cook Inc. The agreements, as well as the status of Boston Scientific Corporation's (BSC) legal challenge to them, including the court's entry of summary judgment for BSC and BSC's motion for injunctive relief, are further described in Part II, Item I. On July 30, 2002, Guidant announced its agreement to acquire Cook Group Incorporated, the corporate parent of Cook Inc. (see Note 11), and filed a declaratory judgment action described in
Part II, Item I.

In January 2002, Guidant filed for CE Mark approval to market the ACHIEVE System in Europe. In May 2002, 30-day data were presented from the 1,043-patient U.S. clinical trial, named DELIVER, using the ACHIEVE paclitaxel eluting stent via Guidant's collaboration with Cook Inc. The DELIVER clinical trial is designed to evaluate the safety and efficacy of the ACHIEVE System for purposes of seeking U.S. regulatory approval. Enrollment was completed in early March and clinical investigators continue to follow patients in order to collect clinical data necessary for regulatory submissions. Thirty-day safety data from the DELIVER trial demonstrated an excellent safety profile.

In May 2002, Guidant announced the enrollment of the first patient in a new clinical study designed to evaluate the benefit of the ACHIEVE System in a broad population of patients, including high-risk patients and patients with complex lesions including in-stent restenosis. Data from this trial, DELIVER II, which is being conducted on behalf of Cook Inc., may be used to expand indications for the ACHIEVE System beyond those outlined in Cook Inc.'s ASPECT and ELUTES trial protocols. DELIVER II will be the largest drug eluting stent trial to date, with a target enrollment of 1,500 patients in approximately 100 centers outside the U.S.

In pursuit of multiple alternatives for development of drug eluting stent technology, Guidant entered into a worldwide co-exclusive license agreement with Novartis in March 2002 granting Guidant rights to utilize the drug everolimus in drug eluting stents for the treatment of coronary and peripheral vascular diseases. As a result, the Company recorded a pre-tax charge of $6.8 million in the first quarter of 2002 related to the value of the in-process research and development. Novartis will provide everolimus to Guidant, supply data to support Guidant filings with regulatory agencies, and receive milestone payments and a royalty on sales of Guidant products utilizing the drug. Pending regulatory approval, Guidant expects to initiate clinical trials of everolimus-eluting coronary stents early next year.

Worldwide sales of the GALILEO(TM) Intravascular Radiotherapy System increased to $9.3 million during the second quarter of 2002 compared to $0.7 million during the same period in 2001. Sales for the first six months of 2002 were $15.4 million compared to $1.1 million for the same period in 2001. Approved in the U.S. in November 2001, the GALILEO System is used for the treatment of in-stent restenosis. Radiation therapy is currently the only FDA approved method to treat in-stent restenosis. In December 2001 the Company announced that it had submitted a pre-market approval (PMA) supplement to the FDA for its next-generation radiotherapy system, the GALILEO III Intravascular Radiotherapy System.

Angioplasty system and accessory sales totaled $93.9 million in the second quarter of 2002 compared to $97.6 million during the second quarter of 2001. The decline in sales was driven by price declines of 5% and unit volume decreases of 1%, offset by a 2% positive foreign currency exchange impact. Sales of these products for the six months ended June 30, 2002, were $184.8 million compared to $196.1 million for the same period in 2001.

Worldwide sales of peripheral vascular and biliary products totaled $18.8 million in the second quarter of 2002, representing 53% growth over the same period in the prior year. Sales of these products for the six months ended June 30, 2002, were $35.4 million compared to $23.0 million for the same period in 2001. Growth was driven by acceptance of such non-coronary stent products as the RX HERCULINK PLUS(TM) Biliary

Stent System, the OMNILINK(TM) Biliary Stent System, the DYNALINK(TM) Biliary Self-Expanding Stent System, as well as the DYNALINK Peripheral Self-Expanding Stent System.

Sales of Guidant's ANCURE(R) ENDOGRAFT(R) System and accessories for the treatment of AAA were $19.2 million for the three months ended June 30, 2002, compared to $1.1 million for the three months ended June 30, 2001. Sales of these products for the first six months of 2002 were $34.8 million compared to $18.7 million for the same period in 2001. Following a voluntary recall in March 2001 and subsequent relaunch in August 2001, Guidant has experienced a ramp-up in sales over the past three quarters. Four-year follow-up data was recently presented showing that 97% of abdominal aortic aneurysms treated with an ANCURE System were either smaller in diameter or controlled. In April 2002, Guidant announced that its ANCURE Aortoiliac ENDOGRAFT System received FDA approval and is now available in the U.S. The graft provides a less-invasive option for patients previously ineligible for treatment with endovascular graft systems due to advanced vascular disease in the iliac arteries. The ANCURE Aortoiliac System, also available in Europe, is the first of its kind to be launched in the U.S.

Sales of cardiac surgery products were $22.7 million for the quarter ended June 30, 2002, compared to $18.4 million for the quarter ended June 30, 2001, representing 23% growth. Sales of these products for the six months ended June 30, 2002, were $43.0 million compared to $35.5 million during the same period in 2001. Cardiac surgery sales include the VASOVIEW(R) Endoscopic Vessel Harvesting System and the AXIUS(TM) Off-Pump System. When combined these two systems allow for a complete, less-invasive coronary artery bypass graft (CABG) procedure called OPCRES - Off-Pump Coronary Revascularization with EndoScopic vessel harvesting. Cardiac surgeons are increasingly adopting the OPCRES approach in place of the traditional CABG approach. Guidant estimates that approximately 25% of all CABG procedures in the U.S. utilize the off-pump approach and approximately 35% use less-invasive vein harvesting.

In May 2002, the Company announced FDA clearance for the SYNCRUS(TM) Internal Cardioversion System to treat postoperative atrial fibrillation following cardiac surgery. The SYNCRUS System is now available in the U.S., Europe and Canada. Postoperative atrial fibrillation is one of the most common complications in cardiac surgery, occurring in 20-50% of all patients within two to four days after heart surgery. The upper chambers of the patient's heart beat in a rapid and disorganized way, compromising the heart's pumping function. Postoperative atrial fibrillation requires treatment before the patient is discharged from the hospital. If left untreated, atrial fibrillation may lead to a variety of medical conditions, including increased risk of hemodynamic instability, stroke, neurocognitive dysfunction, congestive heart failure, and increased need for a permanent pacemaker. The SYNCRUS System is designed to deliver a low energy shock to the atria, the heart's upper chambers, to restore normal heart rhythm immediately.

Also in May 2002, Guidant announced the launch of its fifth generation VASOVIEW 5 Endoscopic Vessel Harvesting System for extracting vessels used by surgeons during CABG procedures. The newest generation of VASOVIEW has an integrated design that potentially makes it easier for the user to perform endoscopic vein harvesting on patients with thinner legs or more difficult anatomy.

COST OF PRODUCTS SOLD AND EXPENSES
For the three months ended June 30, 2002, cost of products sold represented 25.8% of net sales compared to 23.7% for the three months ended June 30, 2001. This increase was mainly due to reduced manufacturing throughput, despite record sales levels in 2002. Throughput levels of pacemaker and defibrillator products in the quarter ended June 30, 2001, outpaced those experienced in the second quarter of 2002. Cost of products sold as a percentage of net sales was 25.1% for the first six months of 2002 compared to 24.5% for the first six months of 2001. The increase was driven by reduced manufacturing throughput, a shift in product mix, and sales price declines in coronary stents systems compared to the prior year.

Guidant continued to invest aggressively in research and development in the second quarter of 2002, evidenced by a 14% increase over the second quarter of 2001. Research and development expense was $106.0 million for the quarter ended June 30, 2002, or 13.1% of net sales, compared to $92.7 million in 2001, or 14.1% of net sales. The $13.3 million increase was driven by significant investments in the research and development of drug eluting stents for the treatment of artery disease and implantable resynchronization therapy for the treatment of heart failure, as previously described. Research and development expense for the first six months of 2002 totaled $206.7 million compared to $183.4 million for the same period in 2001.

Sales, marketing, and administrative expenses were $248.7 million for the three months ended June 30, 2002, an increase of $35.8 million or 17%, compared to the same period in 2001. These expenses for the six months ended June 30, 2002, totaled $470.4 million, an increase of $54.4 million or 13% over the same period in the prior year. The increase was driven by the sales growth and continued expansion of the U.S. sales organization. On a percentage of sales basis, these expenses decreased for the quarter and six-month periods ended June 30, 2002, compared to the prior year periods.

Net interest expense totaled $1.7 million for the second quarter of 2002, a decrease of $7.3 million compared to the second quarter of 2001. Net interest expense totaled $5.8 million for the first six months of 2002 compared to $18.4 million for the same period in 2001. These decreases in interest expense were driven by lower average debt outstanding and lower interest rates in 2002.

Amortization expense for the second quarter of 2002 was $3.2 million, a decrease of $7.8 million compared to the second quarter of 2001. Amortization expense for the first six months of 2002 was $6.4 million, a decrease of $15.4 million compared to the same period in 2001. These decreases in amortization expense are primarily due to the elimination of goodwill amortization as directed by SFAS 142.

In addition to the aforementioned Novartis purchased in-process research and development expense, three special items were recorded in the second quarter of 2002: i) a $137.1 million net legal benefit, primarily due to the $158.2 million judgment plus interest and costs against Medtronic in April 2002; ii) a $40.0 million contribution to the Guidant Foundation; and iii) a $31.0 million restructuring charge for endovascular solutions operations. The total tax impact of all special items, including the afore-mentioned Novartis purchased in-process research and development charge was $22.0 million. The restructuring charge relates to restructuring activities approved by Guidant's Board of Directors in May 2002 aimed at streamlining operations involving its endovascular solutions product lines. The charge includes the termination of Guidant's involvement in certain peripheral product clinical trials, workforce reductions, facility reductions, and certain other related costs. In connection with these activities, the Company terminated approximately 150 employees, primarily in manufacturing and research and development positions. Liabilities and provisions for inventory and other losses totaling $31.0 million were recorded for this activity, of which $25.2 million remain at June 30, 2002.

In the first quarter of 2001, the Company recorded special charges of $25.0 million related to the VENTAK(R) PRIZM(TM) Implantable Defibrillator field action and the ANCURE voluntary recall. The field action concerned a specific memory component in the first-generation VENTAK PRIZM device. Field inventory that contained the memory component was returned to the Company and a software solution was designed to non-invasively return full functionality to any affected implanted device. Sales of the ANCURE system were voluntarily halted in March 2001 as a result of Guidant's identification of certain deficiencies in the ANCURE-related regulatory processes and communications with the FDA. In August 2001, the Company received FDA approval allowing the return to a full market release of the ANCURE system.

Excluding the effect of the special items in 2002, the effective income tax rates for the quarters ended June 30, 2002 and 2001, were 26.0% and 28.0%, respectively. Excluding the effect of the special items in 2002 and 2001, the effective income tax rates for the six months ended June 30, 2002 and 2001, were 26.0% and 28.0%, respectively. The improvement in the adjusted tax rate reflects benefits from increased overseas manufacturing, strategic investments in research and development, and the elimination of primarily non-tax-deductible goodwill amortization.

Net income and earnings per share-diluted were $163.2 million and $0.53, respectively, for the quarter ended June 30, 2002, excluding the special items previously described. Net income and earnings per share-diluted for the quarter ended June 30, 2001, were $115.3 million and $0.38 per share, respectively. This represents an increase in adjusted net income of $47.9 million or 42%. Reported net income and earnings per share-diluted for the quarter ended June 30, 2002, were $204.8 million and $0.67 per share, respectively.

Net income and earnings per share-diluted were $307.0 million and $1.00 per share, respectively, for the six months ended June 30, 2002, excluding the special items previously described. Net income and earnings per share-diluted for the six months ended June 30, 2001, were $242.2 million and $0.79 per share, respectively, excluding the special item. Reported net income and earnings per share-diluted were $344.3 million and $1.12 per share, respectively, for the first six months of 2002 compared to $226.5 million and $0.74 per share, respectively, for the same period in 2001.

LIQUIDITY AND FINANCIAL CONDITION
The Company generated cash flows that were more than sufficient to fund operations during the six months ended June 30, 2002. Cash and cash equivalents were $688.1 million at June 30, 2002, an increase of $250.3 million over December 31, 2001.

Working capital of $1,086.5 million at June 30, 2002, increased $327.3 million from the prior year-end level. The current ratio at June 31, 2002, was 2.3:1 compared to

2.0:1 at December 31, 2001. Guidant's balance sheet reflects a net cash position of $214.1 million at June 30, 2002, compared to a net debt position of $322.2 million at December 31, 2001. The Company believes its cash from operations is sufficient to fund anticipated working capital needs and discretionary operating spending requirements for 2002.

Net cash provided by operating activities was $544.9 million for the six months ended June 30, 2002, compared to $276.4 million for the same period in 2001. Net income for the six months ended June 30, 2002, was $344.3 million, a $117.8 million increase compared to the same period in 2001. Changes in other non-cash expenses were a $28.4 million use of cash for the six-month period ended June 30, 2002, compared to a $34.2 million source of cash for the same period in 2001. This fluctuation is primarily due to the change in fair value of foreign exchange contracts and an increase in deferred tax assets. Changes in accounts payable and accrued liabilities were a $43.3 million source of cash in the first six months of 2002 compared to a $34.6 million use of cash in the first six months of 2001. This fluctuation is due to a lower bonus payout in 2002 compared to 2001, a second quarter 2002 restructuring charge for the endovascular solutions operations, increased liabilities for rebates and royalties related to increased sales in the second quarter of 2002, and accruals for legal settlements in 2002. Changes in other liabilities were a $69.1 million inflow of cash in the first six months of 2002 compared to a $30.4 million inflow of cash in the first six months of 2001. The increase in other liabilities is primarily due to the $40.0 million announced contribution to the Guidant Foundation in the second quarter of 2002. Increases in income taxes payable resulted in a $91.8 million source of cash in the first six months of 2002 compared to a $3.4 million source of cash in the first six months of 2001. Income taxes payable increased primarily due to a favorable patent infringement ruling for which the Company will be required to pay income tax in 2002.

Net cash used for investing activities totaled $93.5 million for the six months ended June 30, 2002, compared to $71.9 million for the same period in 2001. This was driven by net additions of property and equipment of $68.3 million and $70.2 million for the first six months of 2002 and 2001, respectively.

Net cash used for financing activities totaled $260.7 million for the six months ended June 30, 2002, compared to $93.4 million for the same period in 2001. This use of cash was driven by a net decrease in borrowings of $287.3 million for the first six months of 2002 compared to a $91.2 million net increase in borrowings for the same period in 2001. In addition, the Company repurchased 5.2 million of its common shares for approximately $200.0 million in the second quarter of 2001.

At June 30, 2002, the Company had outstanding borrowings of $474.0 million at a weighted average interest rate of 3.88% through the issuance of commercial paper, bank borrowings, and long-term notes due in 2006. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $950.0 million. There are currently no outstanding borrowings under these facilities. The Company has classified $126.2 million as short-term debt at June 30, 2002.

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

The Company has recognized net deferred tax assets aggregating $231.9 million at June 30, 2002, compared to $197.4 million at December 31, 2001. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

CAUTIONARY STATEMENT
This report includes forward-looking statements, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, recovery of tax assets, and the timing of product developments. The statements are based on assumptions about many important factors, including the results of clinical trials, regulatory approvals, competitive offerings, market developments, and the factors listed on Exhibit
99.1 to this report, which is incorporated herein by reference. As such, they involve risks that could cause actual results to differ materially. The Company does not undertake to update its forward-looking statements.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

The Company's policies with respect to legal proceedings and other loss contingencies are described in the "Significant Accounting Policies" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition."

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit against the Company alleging that the sale of the Company's stent products infringes the Palmaz/Schatz patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in arbitration proceedings. As part of the agreement, each party received licenses to the other's patents involved in the disputes. The arbitration proceeding regarding the Palmaz/Schatz patents will resolve whether Cordis is entitled to damages based on a limited number of claims under United States patents 4,733,762 and 5,902,332. The arbitration hearing currently is scheduled to take place early in 2003.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic AVE, Inc.), filed suit against the Company's subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief and monetary damages and to invalidate ACS stent patents asserted against Medtronic AVE. The court has approved a joint motion to stay the litigation until September 2002.

On August 20, 2001, the Company and Cook Inc. announced that they had entered agreements pursuant to which the Company would act as worldwide exclusive distributor for a new paclitaxel-coated coronary stent to be developed and manufactured by Cook Inc. On September 10, 2001, Boston Scientific Corporation
(BSC) sent a Notice of Dispute to Cook Inc. alleging that its agreements with the Company appear to constitute actual and anticipatory breaches of a License Agreement with Angiotech Pharmaceuticals, Inc. (Angiotech) granting licenses to BSC and Cook Inc. Pursuant to an agreement among the parties, BSC, Cook Inc., and the Company dismissed all proceedings except for a complaint filed by Cook Inc. against BSC in the Northern District of Illinois seeking a finding that Cook Inc. is not in breach of the Angiotech license. BSC counterclaimed, alleging breach of contract and the covenant of good faith and fair dealing, seeking damages and injunctive relief preventing Cook Inc. from implementing its agreement with Guidant. On June 13, 2002, in ruling on cross-motions for summary judgment, the court held in favor of BSC on the breach of contract issue, concluding that the distribution arrangement and processes for obtaining regulatory approvals were impermissible. The Company believes that Cook Inc. intends to appeal the ruling. On July 15, 2002, BSC filed a motion for permanent injunctive relief, seeking to prevent any performance under the Cook Inc. agreements with the Company, any use of the data generated in connection with them, and any sales of paclitaxel-coated stents through the Company. Briefing on this issue is expected to be completed in August. On July 30, following the Company's entry into an agreement to acquire Cook Group Incorporated (corporate parent of Cook Inc.), the Company filed a complaint in the Northern District of Illinois seeking declaratory judgment relating to rights available under the Angiotech license and the availability of clinical trial data.

Except with respect to the three previously disclosed matters described above, the outcomes of which could be material to the Company, ultimate liability is not expected to have a material effect on consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period. An additional new matter and updates to certain of the matters described in the Company's 10-K are provided below.

The Company is aware that the U.S. Department of Justice and the Office of Criminal Investigations of the U.S. Food & Drug Administration are conducting an investigation into matters relating to the Company's ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. In March 2001, the Company voluntarily halted production and sale of the product and performed a voluntary recall following the discovery of certain regulatory compliance deficiencies in the business unit responsible for the sales of the product. The product was returned to full market release in August 2001 with FDA approval. The Company is cooperating fully in the investigation.

On December 23, 1999, the Company's subsidiary, ACS, brought suit against Medtronic, Inc. and Medtronic AVE (together, Medtronic) in the Northern District of California alleging that certain Medtronic rapid exchange products infringe an ACS patent. In March 2000, the parties agreed to stay the litigation and enter arbitration. On April 25, 2002, the arbitration panel found that the Medtronic products infringe the ACS patent and were not licensed. The panel awarded ACS $158.2 million in damages, plus interest and costs. The panel also enjoined Medtronic from selling or manufacturing the products, which Medtronic had already removed from the market under an injunction obtained by BSC. The damage award has been satisfied.

On February 7, 2000, Medtronic, Inc. filed suit against the Company and its subsidiary, Cardio Thoracic Systems, Inc. (CTS), in the Northern District of California alleging false advertising, unfair competition and patent infringement by the Company and CTS for making, using and selling the VORTEX Stabilization System and seeking injunctive relief, damages, attorney fees and costs. On March 30, 2000, the Company and CTS filed an answer asserting invalidity and non-infringement of the patents and filed a counterclaim alleging infringement of a CTS patent involving similar technology. The parties have settled the case. The settlement was not material to the Company.

On May 3, 1996, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude), filed suit against the Company's subsidiary, Cardiac Pacemakers, Inc. (CPI) alleging infringement of certain Pacesetter patents by certain CPI pacemaker models and programmers for pacemakers and defibrillators. The suit sought injunctive relief, unspecified monetary damages, and an award of attorney fees. On December 16, 1998, following a trial on the merits in the District Court in Minnesota, the jury returned a verdict finding no liability by CPI on two of the three patents asserted by Pacesetter, and infringement by software in CPI programmers for certain pacemakers and defibrillators of the third patent. The jury awarded Pacesetter damages in the amount of $9.7 million, which the Company accrued, plus royalties and interest. The parties have settled the case. The settlement was not material to the Company.

Anna Mirowski, Eli Lilly and Company and two Company subsidiaries, Guidant Sales Corporation and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude's defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, which patent expired in March 2001. The jury awarded damages of $140.0 million against St. Jude. The Company did not record a gain. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed the jury's findings and award. The court awarded St. Jude certain post-trial fees and costs, including contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court's rulings. On August 1, 2002, plaintiffs filed a notice of appeal.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's Annual Meeting of Shareholders was held on May 20, 2002. The following matters were voted on at the meeting:

Election of Directors:

NAME                       FOR               WITHHELD

J.B. King                  258,741,160               7,585,663
Susan B. King              263,555,335               2,771,448
J. Kevin Moore             262,106,309               4,220,514
Ruedi E. Wager             263,649,559               2,677,264
August M. Watanabe         263,615,489               2,711,334

Ratification of the appointment by the Board of Directors of Ernst & Young LLP as independent auditors for the year 2002:

For                        256,504,096
Against                      8,836,470
Abstain                        986,257

Thus, each listed director was elected to a three-year term, and the appointment of auditors was ratified.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed a Form 8-K, dated June 13, 2002, pertaining to the litigation between BSC and Cook Inc. described herein.

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




                                                     GUIDANT CORPORATION
                                                     -------------------
                                                    (Registrant)




Date      August 13, 2002                            /s/Keith E. Brauer
                                                     -------------------
                                                     Keith E. Brauer
                                                     Vice President, Finance and
                                                     Chief Financial Officer





Date      August 13, 2002                            /s/Peter J. Mariani
                                                     -------------------
                                                     Peter J. Mariani
                                                     Corporate Controller and
                                                     Chief Accounting Officer

                                  EXHIBIT INDEX

2 Agreement and Plan of Merger between Guidant Corporation, Diane Acquisition Corporation and Cook Group Incorporated dated as of July 30, 2002 (incorporated by reference to the Company's 8-K dated July 30,
         2002)

3.1 Amended Articles of Incorporation (incorporated by reference to the Company's 10-Q for the quarter ended September 30, 1999)

3.2 By-laws of the Registrant (incorporated by reference to the Company's 10-K for the year ended December 31, 2000)

4.1 Specimen of Certificate for Common Stock (incorporated by reference to the Company's S-1, File No. 33-83934)

4.2 Form of Indenture between the Company and Citibank, N.A., as Trustee (incorporated by reference to the Company's S-1, File No. 333-00014)

4.3 Form of Supplemental Indenture between the Company and Citibank, N.A., as Trustee (incorporated by reference to the Company's S-1, File No. 333-00014)

99.1     Factors Possibly Affecting Future Operating Results

99.2     CEO/CFO Certifications