Form 10-Q
period 2002-09-30
GUIDANT CORP
filed 2002-11-13
CIK 929987

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2002


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


Yes   X     No
    -----      -----


The number of shares of common stock outstanding as of November 6, 2002:

           Class                       Number of Shares Outstanding
           -----                       ----------------------------
           Common                              305,692,000

PART I
FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                               GUIDANT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In millions, except per share data)
                                   (unaudited)


                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                            ------------------------       -----------------------------
                                               2002          2001              2002             2001
                                               ----          ----              ----             ----
Net sales ..........................        $   827.4      $   661.6       $   2,344.1       $   1,988.9

Cost of products sold ..............            205.7          165.0             585.8             490.1
                                            ---------      ---------       -----------       -----------

       Gross profit ................            621.7          496.6           1,758.3           1,498.8

Research and development ...........            109.0           95.1             315.7             278.5
Purchased in-process research and
 development .......................               --             --               6.8                --
Sales, marketing, and administrative            252.6          200.0             723.0             616.0
Interest, net ......................              0.1            7.1               5.9              25.5
Royalties, net .....................             13.9           10.2              39.0              30.6
Amortization .......................              3.4           10.8               9.8              32.6
Other, net .........................              6.1            3.4              13.5               9.2
Foundation contribution ............               --           10.0              40.0              10.0
Litigation, net ....................               --          (10.0)           (137.1)            (10.0)
Restructuring charge ...............               --             --              31.0                --
Special charges ....................               --             --                --              25.0
                                            ---------      ---------       -----------       -----------


Income before income taxes .........            236.6          170.0             710.7             481.4

Income taxes .......................             61.5           47.6             191.3             132.5
                                            ---------      ---------       -----------       -----------


       Net income ..................        $   175.1      $   122.4       $     519.4       $     348.9
                                            =========      =========       ===========       ===========

Earnings per share-basic ...........        $    0.58      $    0.41       $      1.72       $      1.16
                                            =========      =========       ===========       ===========

Earnings per share-diluted .........        $    0.57      $    0.40       $      1.69       $      1.14
                                            =========      =========       ===========       ===========



See notes to consolidated financial statements

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2002            2001
                                                                      ----------      ----------
                                                                      (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents ....................................        $    907.3      $    437.8

Short-term investments .......................................               8.9             8.9

Accounts receivable, net of allowances
       of $31.0 (2002) and $26.6 (2001) ......................             634.8           631.9

Inventories ..................................................             305.6           267.6

Deferred income taxes ........................................             188.0           153.6

Prepaid expenses and other current assets ....................              75.9            48.5
                                                                      ----------      ----------

       Total Current Assets ..................................           2,120.5         1,548.3



OTHER ASSETS
Goodwill, net of allowances of $159.4 (2002) and $143.3 (2001)             516.6           426.6

Other intangible assets, net of allowances of $58.5 (2002) and
       $64.4 (2001) ..........................................              95.3           189.8

Deferred income taxes ........................................              41.3            43.8

Investments ..................................................              48.3            38.6

Sundry .......................................................              56.9            49.1

Property and equipment, net of accumulated depreciation of
       $539.4 (2002) and $464.7 (2001) .......................             640.6           620.6
                                                                      ----------      ----------
                                                                      $  3,519.5      $  2,916.8
                                                                      ==========      ==========



See notes to consolidated financial statements

                               GUIDANT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                   2002                   2001
                                                                                -------------          -----------
                                                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.......................................................           $   83.0               $   60.1

Employee compensation..................................................              150.6                  116.9

Other liabilities......................................................              238.2                  164.6

Income taxes payable...................................................              226.7                  147.5

Short-term debt........................................................              127.1                  300.0
                                                                                  --------               --------

       Total Current Liabilities.......................................              825.6                  789.1


NONCURRENT LIABILITIES
Long-term debt.........................................................              348.1                  460.0

Other  ................................................................              152.9                  121.9
                                                                                  --------               --------

                                                                                     501.0                  581.9

Commitments and contingencies..........................................                 --                    --

SHAREHOLDERS' EQUITY
Common stock, no par value:
       Authorized shares:  1,000,000,000
       Issued shares:        309,019,000...............................              226.1                  226.1

Additional paid-in capital.............................................              194.4                  182.5

Retained earnings......................................................            1,910.0                1,390.5

Deferred cost, ESOP....................................................              (26.1)                 (30.5)

Treasury stock, at cost:
       Shares:   2,428,000 (2002)
                 3,866,000 (2001)......................................              (93.6)                (149.0)

Accumulated other comprehensive income ................................              (17.9)                 (73.8)
                                                                                  --------               --------

                                                                                   2,192.9                1,545.8
                                                                                  --------               --------

                                                                                  $3,519.5               $2,916.8
                                                                                  ========               ========

See notes to consolidated financial statements

                               GUIDANT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (In millions)
                                   (unaudited)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             -------------------
                                                             2002            2001
                                                             ----            ----
CASH PROVIDED BY OPERATING ACTIVITIES
     Net income ..................................         $  519.4        $  348.9

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 PROVIDED BY OPERATING ACTIVITIES
     Depreciation ................................             86.0            71.9
     Amortization of goodwill and other
         intangible assets .......................              9.8            32.6
     Provision for inventory and other losses ....             65.9            61.6
     Purchased in-process research and development              6.8              --
     Other noncash expenses, net .................            (11.1)           45.2
                                                           --------        --------
                                                              676.8           560.2
CHANGES IN OPERATING ASSETS AND LIABILITIES
     Receivables, increase .......................            (22.9)          (69.5)
     Inventories, increase .......................            (78.8)          (76.7)
     Prepaid expenses and other current assets,
        increase .................................            (22.0)          (15.8)
     Accounts payable and accrued liabilities,
        increase (decrease) ......................             68.5           (32.1)
     Income taxes payable, increase ..............             80.3            31.8
     Other liabilities, increase .................             85.8            50.6
                                                           --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...            787.7           448.5

INVESTING ACTIVITIES
     Additions of property and equipment, net ....           (102.0)         (105.4)
     Purchases of available-for-sale investments .            (12.1)           (4.0)
     Sale/maturity of investments ................              0.1             1.2
     Additions of other assets, net ..............             (6.4)          (10.7)
     Purchase of in-process research and
        development ..............................             (6.8)             --
                                                           --------        --------
     NET CASH USED FOR INVESTING ACTIVITIES ......           (127.2)         (118.9)

FINANCING ACTIVITIES
     (Decrease) increase in borrowings, net ......           (285.9)           42.1
     Issuance of common stock and other capital
        transactions .............................             39.6            17.2
     Purchase of common stock ....................               --          (200.0)
                                                           --------        --------
     NET CASH USED FOR FINANCING ACTIVITIES ......           (246.3)         (140.7)

Effect of Exchange Rate Changes on Cash ..........             55.3             2.6
                                                           --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........            469.5           191.5

Cash and Cash Equivalents at Beginning of Period .            437.8           163.0
                                                           --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......         $  907.3        $  354.5
                                                           ========        ========

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

NOTE 2 - INVENTORIES

Inventories consisted of the following:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2002               2001
                                               ------------       ------------
     Finished products.....................       $150.2            $138.5
     Work in process.......................         51.4              66.5
     Raw materials and supplies............        104.0              62.6
                                                  ------            ------
                                                  $305.6            $267.6
                                                  ======            ======

The $41.4 million increase in raw materials and supplies was primarily due to cardiac rhythm management product components. This increase was driven by the market growth of implantable cardioverter defibrillator systems due to the increased acceptance of the Multicenter Automatic Defibrillator Implantation Trial (MADIT) II results and a management decision post-September 11th to carry increased levels of certain key components.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized, but is subject to annual impairment tests, or more frequently if impairment indicators arise. Guidant adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, the Company reclassified $105.0 million from other intangibles to goodwill on January 1, 2002. The net book value of these assets on January 1, 2002, was $89.1 million. This reclassification is primarily related to the assembled workforce obtained in conjunction with the Intermedics acquisition in February 1999. Had SFAS 142 been effective January 1, 2001, net income and earnings per share would have been reported as follows:

                                               THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                                   ENDED                ENDED               ENDED                ENDED
                                              SEPT. 30, 2002       SEPT. 30, 2001       SEPT. 30, 2002       SEPT. 30, 2001
                                              --------------       --------------       --------------       --------------
Reported net income.....................       $     175.1           $     122.4          $    519.4           $    348.9
Goodwill and workforce
  amortization..........................                --                   7.7                  --                 22.8
                                               -----------           -----------          ----------           ----------
Adjusted net income.....................       $     175.1           $     130.1          $    519.4           $    371.7
                                               ===========           ===========          ==========           ==========

Earnings per share-basic:
Reported net income.....................       $      0.58                $ 0.41          $     1.72           $     1.16
Goodwill and workforce
  amortization..........................                --                  0.02                  --                 0.07
                                               -----------            ----------          ----------           ----------
Adjusted earnings per
  share-basic...........................       $      0.58           $      0.43          $     1.72           $     1.23
                                               ===========           ===========          ==========           ==========

Earnings per share-diluted:
Reported net income.....................       $      0.57                 $0.40          $     1.69           $     1.14
Goodwill and workforce
  amortization..........................                --                  0.03                  --                 0.07
                                               -----------           -----------          ----------           ----------
Adjusted earnings
  per share-diluted.....................       $      0.57           $      0.43          $     1.69           $     1.21
                                               ===========           ===========          ==========           ==========


The Company completed its initial impairment test of goodwill in February 2002, indicating that goodwill was not impaired. This test involved the use of estimates related to the fair market value of the Company's reporting units associated with the goodwill. There were no material changes to goodwill as a result of acquisitions, dispositions or translation during the first nine months of 2002.

Balances of acquired intangible assets, excluding goodwill, were as follows (in millions):

                                                                           ACCUMULATED        CARRYING
                                                        ORIGINAL COST      AMORTIZATION         VALUE
                                                        -------------      ------------         -----
SEPTEMBER 30, 2002
Licensed technologies
  and distribution agreements....................       $       124.8     $        47.8     $        77.0
Intermedics, Inc.................................                29.0              10.7              18.3
                                                        -------------     -------------     -------------
                                                        $       153.8     $        58.5     $        95.3
                                                        =============     =============     =============

DECEMBER 31, 2001
Licensed technologies
  and distribution agreements....................       $       120.2     $        39.9     $        80.3
Intermedics, Inc.................................               134.0              24.5             109.5
                                                        -------------     -------------     -------------
                                                        $       254.2     $        64.4     $       189.8
                                                        =============     =============     =============

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

During the first nine months of 2002, Guidant purchased intangibles totaling $4.4 million. Excluding goodwill and intangible assets reclassified to goodwill, amortization expense of intangible assets was $3.4 million and $2.7 million for the three months ended and $9.8 million and $8.3 million for the nine months ended September 30, 2002 and 2001, respectively. The annual estimated amortization expense for intangible assets for the five-year period ending December 31, 2006, ranges from $12.0 million to $13.3 million.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------------       -------------------------
                                                      2002           2001            2002            2001
                                                      ----           ----            ----            ----
Net income ...............................         $   175.1       $   122.4       $   519.4       $   348.9
                                                   =========       =========       =========       =========

Weighted average common shares outstanding            302.09          299.25          301.44          301.19

Effect of employee stock options .........              3.31            3.60            4.88            4.77
                                                   ---------       ---------       ---------       ---------

Weighted average common shares outstanding
   and assumed conversions ...............            305.40          302.85          306.32          305.96
                                                  ==========      ==========      ==========      ==========

Earnings per share-basic .................        $     0.58      $     0.41      $     1.72      $     1.16
                                                  ==========      ==========      ==========      ==========

Earnings per share-diluted ...............        $     0.57      $     0.40      $     1.69      $     1.14
                                                  ==========      ==========      ==========      ==========

Earnings per share-diluted excludes 30.0 million and 31.1 million shares related to options for the quarters ended September 30, 2002 and 2001, respectively, as the exercise price per share of these options was greater than the average market value, resulting in an anti-dilutive effect on earnings per share-diluted. The shares related to options excluded from the earnings per share-diluted calculations for the nine months ended September 30, 2002 and 2001, were 23.5 million and 22.3 million shares, respectively.

NOTE 5  - COMPREHENSIVE INCOME

Comprehensive income comprises net income adjusted for the changes in i) foreign currency translation adjustments; ii) unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges; and
iii) market value changes in available-for-sale securities. For the third quarter of 2002 and 2001, comprehensive income was $172.4 million and $148.4 million, respectively. Comprehensive income for the nine months ended September 30, 2002 and 2001 was $575.3 million and $357.0 million. The increase in comprehensive income for the three- and nine-month periods ended September 30, 2002, compared to the same periods in 2001, was primarily due to increased net income and the strengthening of the Euro compared to the U.S. dollar.

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - SEGMENT INFORMATION

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                   2002             2001                    2002           2001
                                                   ----             ----                    ----           ----
GEOGRAPHIC INFORMATION:
NET SALES(1):
U.S.....................................          $586.5           $457.8               $1,663.5       $1,389.9

International...........................           240.9            203.8                  680.6          599.0
                                                  ------           ------               --------       --------
                                                  $827.4           $661.6               $2,344.1       $1,988.9
                                                  ======           ======               ========       ========


(1) Revenues are attributed to countries based on location of the customer.

                                                SEPTEMBER 30,   DECEMBER 31,
LONG-LIVED ASSETS:                                 2002            2001
                                                   ----            ----

U.S.....................................          $563.0           $559.9
International...........................            77.6             60.7
                                                  ------           ------
                                                  $640.6           $620.6
                                                  ======           ======

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                          SEPTEMBER 30,
                                                   2002             2001                    2002           2001
                                                   ----             ----                    ----           ----
NET SALES OF CLASSES
OF SIMILAR PRODUCTS:
Cardiac rhythm management...............          $430.9           $328.0               $1,176.8       $  972.7
Vascular intervention...................           340.5            290.4                  998.1          893.9
Endovascular solutions..................            32.7             25.2                  102.9           68.8
Cardiac surgery.........................            23.3             18.0                   66.3           53.5
                                                  ------           ------               --------       --------
                                                  $827.4           $661.6               $2,344.1       $1,988.9
                                                  ======           ======               ========       ========



NOTE 7 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

In March 2002, Guidant entered into an agreement with Novartis Pharma AG and Novartis AG (Novartis) that provided Guidant a co-exclusive worldwide license to use everolimus in drug eluting stents. As a result, the Company recorded a pre-tax charge of $6.8 million related to the value of the purchased in-process research and development. In September 2002, the parties expanded the license to make Guidant's rights exclusive and to provide Guidant the right to sublicense. The agreement remains subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Under the agreement, Novartis will receive milestone payments and a royalty on sales of Guidant products utilizing the drug.

NOTE 8 - SPECIAL ITEMS

In addition to the Novartis purchased research and development expense, three special items were recorded in the second quarter of 2002: i) a $137.1 million net legal benefit, primarily due to a $158.2 million judgment plus interest and costs against Medtronic in April 2002; ii) a $40.0 million contribution to the Guidant Foundation; and iii) a $31.0 million restructuring charge for endovascular solutions operations. The total tax impact of all special items, including the Novartis purchased in-process research and development charge, was $22.0 million. The restructuring charge relates to restructuring activities approved by Guidant's Board of Directors in May 2002 aimed at streamlining operations involving its endovascular solutions product lines. The charge includes the termination of Guidant's involvement in certain product clinical trials, workforce reductions, facility reductions, and certain other related costs. In connection with these activities, the Company

                               GUIDANT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SPECIAL ITEMS (CONTINUED)

terminated approximately 150 employees, primarily in manufacturing and research and development positions. Liabilities and provisions for inventory and other losses totaling $31.0 million were recorded for this activity, of which $17.8 million remain on September 30, 2002.

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

NOTE 10 - CONTINGENCIES

A discussion of the Company's policies with respect to legal proceedings and other loss contingencies is described in the "Significant Accounting Policies" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition." The description of legal proceedings in Part II, Item 1, ("Legal Proceedings") to this filing is incorporated herein by reference.

NOTE 11 - PENDING ACQUISITION

On July 30, 2002, Guidant entered into an agreement to acquire Cook Group Incorporated (Cook Group), the corporate parent of Cook Incorporated (Cook), in a stock-for-stock transaction, subject to satisfaction of the conditions described below. Cook Group owns a number of companies that produce and market medical devices for interventional cardiology, vascular medicine, critical care and other disciplines. Cook is a party to a License Agreement with Angiotech Pharmaceuticals, Inc. relating to the use of paclitaxel on stents, along with the related litigation described in Part II, Item 1, to this filing. Under the agreement, Guidant would acquire all of Cook Group in exchange for a maximum of
65.79 million Guidant shares, priced in two phases. The first phase has been priced at $40 per Guidant share, which will result in the maximum share issuance for the phase, or 41.25 million shares. The second phase will be priced at a minimum of $55 per Guidant share, with a maximum number of shares issued of
24.54 million. The terms of the transaction include an additional $150.0 million cash payment that relates to cash expected to remain in Cook Group at closing.

Guidant's obligation to complete the acquisition is subject to certain clinical and legal conditions relating to the ACHIEVE(TM) Drug Eluting Coronary Stent System. The conditions include positive clinical results and Guidant's rights to use certain clinical data and to sell the ACHIEVE product. As further described in Part II, Item 1, to this filing, a federal court adjudicating Boston Scientific Corporation's (Boston Scientific) challenge to existing agreements between Cook and the Company granted summary judgment in favor of Boston Scientific and entered a permanent injunction barring, among other things, access to the clinical data mentioned above. Cook and the Company have filed motions in the 7th Circuit Court of Appeals requesting a stay of the injunction pending Cook's appeal. The transaction is also subject to shareholder approval, government clearances and other conditions. If the transaction were not consummated, Guidant would pay $50.0 million to Cook Group and amend an existing stent delivery system distribution agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(Dollars in millions except per share data)
(unaudited)

Guidant Corporation pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. The Company develops, manufactures, and markets a broad array of products and services that enable less-invasive care for some of life's most threatening medical conditions. Guidant offers: i) coronary, biliary, and peripheral stent systems, balloon dilatation catheters, and related accessories used to open blocked arteries or biliary strictures; ii) implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia); iii) implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia); iv) implantable cardiac resynchronization therapy ICD and pacemaker systems used to treat heart failure and provide backup therapy for tachycardia and bradycardia; v) products for use in less-invasive endovascular procedures, including the treatment of abdominal aortic aneurysms (AAA); vi) products to perform leading edge cardiac surgery procedures such as Off-Pump Coronary Revascularization with EndoScopic vessel harvesting (OPCRES); and vii) intravascular radiotherapy systems for artery disease. Guidant has principal operations in the U.S., Western Europe, and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets. As used herein, the terms "the Company" and "Guidant" mean Guidant Corporation and its consolidated subsidiaries.

SIGNIFICANT ACCOUNTING POLICIES
It is important to understand Guidant's accounting policies in order to understand its financial statements. The most significant policies are described in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements in our latest Annual Report on Form 10-K.

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

Inventory Reserves - The Company values its inventory at the lower of cost, determined on a first-in, first-out method, or market. Reserves are estimated for excess, slow-moving, and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience, and product expiration. The Company's industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls, and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

Legal Proceedings and Other Loss Contingencies - The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive, or treble damage claims, or claims for injunctive relief related to alleged infringement of a third party's patents, or seek declarations affecting the validity of the Company's patents. Litigation outcomes are not within the Company's complete control, are often very difficult to predict, and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both
i) probable or known that a liability has been incurred, and ii) the amount of the loss is reasonably estimable, in accordance with SFAS 5, Accounting for

Contingencies. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.


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

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                              ------------------------            ------------------------
                                                               2002              2001               2002           2001
                                                               ----              ----               ----           ----
Net sales............................................         $827.4            $661.6            $2,344.1        $1,988.9

Cost of products sold................................          205.7             165.0               585.8           490.1
                                                              ------            ------            --------        --------
     Gross profit ...................................          621.7             496.6             1,758.3         1,498.8

Research and development.............................          109.0              95.1               315.7           278.5
Sales, marketing, and administrative                           252.6             200.0               723.0           616.0
                                                              ------            ------            --------        --------
     Operating expense...............................          361.6             295.1             1,038.7           894.5

Operating income.....................................         $260.1            $201.5            $  719.6        $  604.3
                                                              ======            ======            ========        ========


                                                                                 AS A PERCENT OF NET SALES
                                                                ---------------------------------------------------------
                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ----------------------             ----------------------
                                                                2002              2001             2002              2001
                                                                ----              ----             ----              ----
Net sales............................................          100.0%            100.0%           100.0%            100.0%
Cost of products sold................................           24.9              24.9             25.0              24.6
                                                               -----             -----            -----             -----
     Gross profit ...................................           75.1              75.1             75.0              75.4

Research and development.............................           13.2              14.4             13.5              14.0
Sales, marketing, and administrative                            30.5              30.2             30.8              31.0
                                                               -----             -----            -----             -----
     Operating expense...............................           43.7              44.6             44.3              45.0

Operating income.....................................           31.4%             30.5%            30.7%             30.4%
                                                               =====             =====            =====             =====

OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

SALES
The Company had worldwide net sales of $827.4 million for the quarter ended September 30, 2002, reflecting an increase of $165.8 million or 25% over the same period in 2001. Growth in unit volume, price increases and fluctuations in foreign currency exchange rates increased net sales by 21%, 2% and 2%, respectively. The impact of fluctuations in foreign currency exchange rates on net sales was $10.4 million, resulting in 23% sales revenue growth on a constant currency basis. Guidant experienced double-digit growth across all product groups and major geographies driven by new product launches and enhanced distribution capability. U.S. sales of $586.5 million grew 28% over the prior year, while international sales of $240.9 million increased 18%, 13% in constant currency. Sales for the nine months ended September 30, 2002, of $2,344.1 million, increased $355.2 million or 18% over the same period in 2001. Unit volume growth of 18% increased net sales and fluctuations in foreign currency exchange rates increased net sales by 1% offset by price declines of 1%.

ICD Systems
Worldwide sales of ICD systems in the third quarter of 2002 were $259.7 million, an increase of 47% over the prior year period or 45% in constant currency. U.S. ICD system sales climbed 51% to $211.2 million, while international sales of $48.5 million were up 31% over the same period in the prior year, 22% in constant currency. U.S. and international ICD unit volume grew sales by 40% and 24%, respectively. For the nine months ended September 30, 2002, ICD system sales were $704.3 million, representing growth of $172.0 million or 32% over the first nine months of 2001. Sales growth was driven by the accelerating market growth of ICD systems due to acceptance of the Multicenter Automatic Defibrillator Implantation Trial (MADIT) II results and the U.S. launch of the CONTAK CD(R)/EASYTRAK(R) System for the treatment of heart failure.

In July 2002, the Company announced that the U.S. Food and Drug Administration
(FDA) expanded the product labeling for its family of ICDs. The expanded indication now includes the prophylactic use of Guidant ICDs for cardiac patients who have had a previous heart attack and have an ejection fraction that is less than or equal to 30%. Ejection fraction is the measurement of how effectively the heart is pumping blood. People with healthy hearts have an ejection fraction of 50% or greater. The expanded indication is based on results from the landmark MADIT II trial that showed that use of Guidant ICDs reduced total mortality by 31% for heart attack survivors with compromised heart function - those whose ejection fractions are at or below 30%. Guidant is the only ICD manufacturer to have FDA approved labeling that includes the patient population defined by MADIT II. Also during the third quarter of 2002, a joint committee from the American College of Cardiology (ACC), the North American Society of Pacing and Electrophysiology (NASPE) and the American Heart Association (AHA) issued guidelines supporting the expanded use of ICDs based on the results of the MADIT II trial.

In October 2002, Guidant announced that the FDA approved the CONTAK CD 2 Cardiac Resynchronization Therapy Defibrillator (CRT-D) for the treatment of heart failure. The new CONTAK CD 2 system is smaller and lighter than any other CRT-D product currently available in the U.S. It is physiologically shaped and, at 41 cc, is approximately 38% smaller than any competing CRT-D system in the U.S. The product will be available in the U.S. for the majority of the fourth quarter of 2002.

Guidant's CRT-D devices combine cardiac resynchronization therapy with defibrillation therapy, addressing the two primary concerns of physicians who treat heart failure patients - improving their quality of life and protecting them from sudden cardiac death. Approximately half of all heart failure deaths are a result of end-stage, progressive pump failure, and the other half are due to sudden cardiac death. The CRT function of the device helps the chambers of the heart beat in a coordinated manner, improving a heart failure patient's functional capabilities. The defibrillator function corrects potentially life-threatening rapid heart rhythms, helping prevent sudden cardiac death. Guidant's CRT-P devices combine cardiac resynchronization therapy with therapy to address slow or irregular heart rhythms. CRT-P devices are available outside the U.S. Sales of CRT devices are included in reported ICD and pacemaker sales, as appropriate.

Also in October 2002, Guidant announced the European market launch of its next-generation ICD family, the VITALITY(TM) ICD System. This new family of devices offers reduced size and excellent longevity along with new advanced rhythm management solutions. VITALITY ICD's elliptical shape and smaller size are intended to facilitate insertion and provide greater patient comfort.

Pacemakers
Worldwide pacemaker sales were $171.2 million for the third quarter of 2002, an increase of 13% over the prior year or 12% in constant currency. U.S. pacemaker sales grew 16% to $112.3 million. International sales of pacemaker products were $58.9 million for the three months ended September 30, 2002, an increase of 10% over the prior year or 5% in constant currency. Sales of these products for the first nine months of 2002 were $472.5 million compared to $440.5 million in the first nine months of 2001, representing growth of 7%.

The worldwide launch of the INSIGNIA(TM) family of pacemakers in early June was a significant contributor to pacemaker sales results. As with the VITALITY ICD, the INSIGNIA pacemaker system's physiologic shape and smaller size are intended to provide patient comfort and facilitate its insertion. This new platform offers improved longevity over its predecessors and includes ease-of-use features that facilitate patient follow-up.

Coronary Stent Systems
Worldwide coronary stent system revenues grew 21%, 20% in constant currency, to $232.6 million for the three months ended September 30, 2002, compared to $192.7 million for the same period in 2001. U.S. sales were $156.8 million for the third quarter of 2002 compared to $135.1 million for the third quarter of 2001. Third-quarter average selling prices for stent systems in the U.S. decreased by 7% compared to the same period in the prior year and by 1% compared to the second quarter of 2002, which is less than recent sequential declines. International sales of these products during the third quarter of 2002 were $75.8 million compared to $57.6 million in the third quarter of 2001, showing 31% growth, or 27% on a constant currency basis. Europe experienced 15% sales growth, 7% in constant currency, from the third quarter of 2002 compared to the third quarter of 2001 despite the April launch of a competitor's drug eluting stent. Japan reported 80% sales growth, 78% in constant currency, from the third quarter of 2002 versus the same period in the prior year. Worldwide coronary stent system revenues were $681.5 million for the nine months ended September 30, 2002, representing growth of 15% compared to revenues of $593.1 million for the same period in 2001. Competitive introductions of drug eluting stents in the U.S. are expected to significantly increase the value of the worldwide stent market through higher prices and expanded stent utilization and negatively impact sales of non-drug eluting stents.

Continued coronary stent system growth was driven by the MULTI-LINK PENTA(TM) Coronary Stent System launched in the U.S. in June 2001, and the MULTI-LINK PIXEL(TM) Coronary Stent System launched in the U.S. in the fourth quarter of 2001. The MULTI-LINK PENTA System is Guidant's fifth broad use coronary stent system. The MULTI-LINK PIXEL System is specifically designed to treat small diameter vessels. International coronary stent system growth was fueled by sales growth in Japan where Guidant's MULTI-LINK TRISTAR(TM) Coronary Stent System was launched in the fourth quarter of 2001. The strength of European sales was driven by the introduction of Guidant's sixth generation MULTI-LINK ZETA(TM) Coronary Stent System in May 2002, despite recent competitors' introductions of a drug eluting stent therapy and a new bare metal stent in the European market. In September 2002, Guidant announced FDA approval and launch of the MULTI-LINK ZETA System. The MULTI-LINK ZETA utilizes the same proven implant from the MULTI-LINK PENTA and has a new delivery system designed to offer clinicians improved deliverability in challenging clinical settings.

In October 2002, Guidant announced that a Pre-Market Approval (PMA) application was submitted to the FDA for the investigational MULTI-LINK VISION(TM) Coronary Stent System, the Company's seventh-generation MULTI-LINK Stent platform for the treatment of coronary artery disease. The MULTI-LINK VISION Coronary Stent System is the first in a new class of stents constructed of a cobalt chromium alloy, enabling the stent to have thinner stent struts and enhanced deliverability while maintaining radial strength and visibility.

In August 2001, Guidant and Cook Incorporated (Cook) announced that they had entered into a series of development and distribution agreements involving Cook's drug eluting stent program and Guidant's stent and balloon dilatation technology. Guidant agreed to act as worldwide exclusive distributor for a new paclitaxel-coated coronary stent, the ACHIEVE Drug Eluting Coronary Stent System, developed and manufactured by Cook. Enrollment in clinical trials relating to the ACHIEVE has been completed. Clinical evaluation of the results is continuing. As further described in Part II, Item 1, the court adjudicating Boston Scientific's challenge to the agreements granted Boston Scientific summary judgment in June 2002, and in October 2002 entered a permanent injunction prohibiting, among other things, performance under the agreements and commercial use of the data generated under them. Also in October 2002, Cook and the Company filed motions in the 7th Circuit Court of Appeals requesting a stay of the injunction pending Cook's appeal. The resolution of the litigation and related matters may materially affect the timing of the Company's bringing a competitive drug eluting stent to market.

On July 30, 2002, Guidant entered into an agreement to acquire Cook Group Incorporated (Cook Group), the corporate parent of Cook, in a stock-for-stock transaction, pursuant to which Guidant would issue up to 65.79 million Guidant common shares. The terms of the agreement are more fully described in Note 11 to the consolidated financial statements. Consummation of the agreement is subject to a number of conditions, including the availability of the data described above.

In pursuit of multiple product platforms for development of drug eluting stent technology, Guidant announced an agreement with Novartis to expand an existing license agreement to grant Guidant exclusive worldwide rights to utilize everolimus in drug eluting stents for the prevention and treatment of coronary and peripheral vascular diseases. Terms are further described in Note 7. Pending regulatory approvals, Guidant expects to initiate human clinical trials of everolimus eluting coronary stents early next year.

Intravascular Radiotherapy Systems
Worldwide sales of the GALILEO(TM) Intravascular Radiotherapy System increased to $10.2 million during the third quarter of 2002 compared to $0.9 million during the same period in 2001. Sales for the first nine months of 2002 were $25.6 million compared to $2.0 million for the same period in 2001. Approved in the U.S. in November 2001, the GALILEO System is used for the treatment of in-stent restenosis. Introductions of drug eluting stents may negatively impact the intravascular radiotherapy systems market.

In September 2002, Guidant announced FDA approval and launch of its next-generation GALILEO III Intravascular Radiotherapy System. The system is currently available in Europe. GALILEO III's enhanced automaticity is designed to make the system easier to use for clinicians. Guidant's GALILEO INHIBIT trial of the GALILEO III System showed a 71% reduction in binary restenosis and a 47% reduction in the incidence of Major Adverse Cardiac Events (MACE), a composite of death, myocardial infarction and repeat vascularization of the target site, in patients treated with radiotherapy at nine months.

Angioplasty
Angioplasty system and accessory sales, including sales of atherectomy products, totaled $97.7 million in the third quarter of 2002 compared to $96.8 million during the third quarter of 2001. The increase in sales was driven by unit volume increases of 2% and a 2% positive foreign currency exchange impact, offset by price declines of 3%. Sales of these products for the nine months ended September 30, 2002, were $291.0 million compared to $298.8 million for the same period in 2001.

Peripheral Vascular and Biliary Products
Worldwide sales of peripheral vascular and biliary products totaled $18.4 million in the third quarter of 2002, representing 34% growth over the same period in the prior year. Sales of these products for the nine months ended September 30, 2002, were $53.8 million compared to $38.5 million for the same period in 2001. Growth was driven by acceptance of the RX HERCULINK PLUS(TM) Biliary Stent System, the OMNILINK(TM) Biliary Stent System, the DYNALINK(TM) Biliary Self-Expanding Stent System, as well as the DYNALINK Peripheral Self-Expanding Stent System in Europe.

In October 2002, Guidant announced FDA clearance to market its new AGILTRAC(TM) ..035 Peripheral Dilatation Catheter. The AGILTRAC .035 Peripheral Dilatation Catheter is Guidant's first dilatation catheter on a .035 platform. FDA clearance follows recent CE Marking of the AGILTRAC .035 Peripheral Dilatation Catheter, which will launch worldwide in the fourth quarter of 2002.

Systems for Treatment of AAA
Sales of Guidant's ANCURE(R) ENDOGRAFT(R) System and accessories for the treatment of AAA were $14.3 million for the three months ended September 30, 2002, compared to $11.5 million for the three months ended September 30, 2001. Sales of these products for the first nine months of 2002 were $49.1 million compared to $30.3 million for the same period in 2001. Total sales were impacted in 2001 by a voluntary product recall in March 2001 and subsequent relaunch in August 2001.

Cardiac Surgery Products
Sales of cardiac surgery products were $23.3 million for the quarter ended September 30, 2002, compared to $18.0 million for the quarter ended September 30, 2001, representing 29% growth. Sales of these products for the nine months ended September 30, 2002, were $66.3 million compared to $53.5 million during the same period in 2001. Cardiac surgery sales include the VASOVIEW(R) Endoscopic Vessel Harvesting System and the AXIUS(TM) Off-Pump System. When combined these two systems allow for a complete, less-invasive coronary artery bypass graft (CABG) procedure called OPCRES - Off-Pump Coronary Revascularization with EndoScopic vessel harvesting. Guidant estimates that approximately 25% of all CABG procedures in the U.S. utilize the off-pump approach and approximately 35% use less-invasive vein harvesting.

In September 2002, Guidant announced that it received CE Mark and FDA 510k clearance for its HEARTSTRING(TM) Proximal Seal System. During November 2002, the Company initiated a voluntary recall that involved approximately 100 devices and will not have a material impact on the Company's results of operations.

COST OF PRODUCTS SOLD AND EXPENSES
For the three months ended September 30, 2002, cost of products sold represented 24.9% of net sales, which was consistent with the same period in 2001. Improved manufacturing efficiencies, particularly in the cardiac rhythm management product lines, were offset by a shift in product sales mix. Cost of products sold as a percentage of net sales was 25.0% for the first nine months of 2002 compared to 24.6% for the first nine months of 2001. The small increase was driven by reduced manufacturing throughput and a shift in product mix in the first half of 2002 versus 2001.

Guidant continued to invest aggressively in research and development in the third quarter of 2002, evidenced by a 15% increase over the third quarter of 2001. Research and development expense was $109.0 million for the quarter ended September 30, 2002, or 13.2% of net sales, compared to $95.1 million in 2001, or 14.4% of net sales. The $13.9 million increase was driven by significant investments in the research and development of drug eluting stents for the treatment of artery disease and implantable resynchronization therapy for the treatment of heart failure, as previously described. Research and development expense for the first nine months of 2002 totaled $315.7 million compared to $278.5 million for the same period in 2001.

Sales, marketing, and administrative expenses were $252.6 million for the three months ended September 30, 2002, an increase of $52.6 million or 26%, compared to the same period in 2001. These expenses for the nine months ended September 30, 2002, totaled $723.0 million, an increase of $107.0 million or 17% over the same period in the prior year. The increase was the result of sales growth and continued expansion of the U.S. sales organization.

Decreases in interest expense were driven by lower average debt outstanding and lower interest rates in 2002, in addition to increased interest income in 2002. Net interest expense totaled $0.1 million for the third quarter of 2002, a decrease of $7.0 million compared to the third quarter of 2001. Net interest expense totaled $5.9 million for the first nine months of 2002 compared to $25.5 million for the same period in 2001.

Amortization expense for the third quarter of 2002 was $3.4 million, a decrease of $7.4 million compared to the third quarter of 2001. Amortization expense for the first nine months of 2002 was $9.8 million, a decrease of $22.8 million compared to the same period in 2001. These decreases in amortization expense are primarily due to the elimination of goodwill amortization as directed by SFAS 142.

In addition to the Novartis purchased in-process research and development expense (described in Note 7), three special items were recorded in the second quarter of 2002: i) a $137.1 million net legal benefit, primarily due to the $158.2 million judgment plus interest and costs against Medtronic in April 2002;
ii) a $40.0 million contribution to the Guidant Foundation; and iii) a $31.0 million restructuring charge for endovascular solutions operations. The total tax impact of all special items, including the Novartis purchased in-process research and development charge, was $22.0 million. The restructuring charge relates to restructuring activities approved by Guidant's Board of Directors in May 2002 aimed at streamlining operations involving the Company's endovascular solutions product lines. The charge includes the termination of Guidant's involvement in certain product clinical trials, workforce reductions, facility reductions, and certain other related costs. In connection with these activities, the Company terminated approximately 150 employees, primarily in manufacturing and research and development positions. Liabilities and provisions for inventory and other losses totaling $31.0 million were recorded for this activity, of which $17.8 million remain at September 30, 2002.

In the first quarter of 2001, the Company recorded special charges of $25.0 million related to a VENTAK(R) PRIZM(TM) Implantable Defibrillator field action and an ANCURE voluntary recall. The field action concerned a specific memory component in the first-generation VENTAK PRIZM device. Field inventory that contained the memory component was returned to the Company and a software solution was designed to non-invasively return functionality to any affected implanted device. Sales of the ANCURE system were voluntarily halted in March 2001 as a result of Guidant's identification of certain deficiencies in the ANCURE-related regulatory processes and communications with the FDA. In August 2001, the Company received FDA approvals allowing the return to a full market release of the ANCURE system.

The effective income tax rates for the quarters ended September 30, 2002 and 2001, were 26.0% and 28.0%, respectively. Excluding the effect of the special items in 2002 and 2001, the effective income tax rates for the nine months ended September 30, 2002 and 2001, were 26.0% and 28.0%, respectively. The improvement in the adjusted tax rate reflects benefits from increased overseas manufacturing, strategic investments in research and development, and the elimination of primarily non-tax-deductible goodwill amortization.

Net income and earnings per share-diluted were $175.1 million and $0.57, respectively, for the quarter ended September 30, 2002. Net income and earnings per share-diluted for the quarter ended September 30, 2001, were $122.4 million and $0.40 per share, respectively. This represents an increase in net income of $52.7 million or 43%.

Reported net income and earnings per share-diluted were $519.4 million and $1.69 per share, respectively, for the first nine months of 2002 compared to $348.9 million and $1.14 per share, respectively, for the same period in 2001. Net income and earnings per share-diluted were $482.1 million and $1.57 per share, respectively for the nine months ended September 30, 2002, excluding the special items previously described. Net income and earnings per share-diluted for the nine months ended September 30, 2001, were $364.6 million and $1.19 per share, respectively, excluding the special item.

LIQUIDITY AND FINANCIAL CONDITION
The Company generated cash flows that were more than sufficient to fund operations during the nine months ended September 30, 2002. Cash and cash equivalents were $907.3 million at September 30, 2002, an increase of $469.5 million over December 31, 2001. A substantial portion of the Company's cash and cash equivalents are held as permanent investments by Guidant's non-U.S. subsidiaries.

Working capital of $1,294.9 million at September 30, 2002, increased $535.7 million from the prior year-end level. The current ratio at September 30, 2002, was 2.6:1 compared to 2.0:1 at December 31, 2001. Guidant's balance sheet reflects a net cash position of $432.1 million at September 30, 2002, compared to a net debt position of $322.2 million at December 31, 2001. Days receivables outstanding (DSOs) decreased 9% to 73 days at September 30, 2002, compared to 80 days at December 31, 2001, due to increased credit and collection efforts. Inventory turnover was consistent for the nine months ended September 30, 2002, and September 30, 2001, at 2.0 and 2.1, respectively. The Company believes its cash from operations is sufficient to fund anticipated working capital needs and discretionary operating spending requirements for 2002.

Net cash provided by operating activities was $787.7 million for the nine months ended September 30, 2002, compared to $448.5 million for the same period in 2001. Net income for the nine months ended September 30, 2002, was $519.4 million, a $170.5 million increase compared to the same period in 2001. Changes in other non-cash expenses were an $11.1 million use of cash for the nine-month period ended September 30, 2002, compared to a $45.2 million source of cash for the same period in 2001. This fluctuation is primarily due to the change in fair value of foreign exchange contracts and an increase in deferred tax assets. Changes in accounts payable and accrued liabilities were a $68.5 million source of cash in the first nine months of 2002 compared to a $32.1 million use of cash in the first nine months of 2001. This fluctuation is due to a lower bonus payout in 2002 compared to 2001, a second quarter 2002 restructuring charge for the endovascular solutions operations, increased liabilities for rebates and royalties related to increased sales in the third quarter of 2002, and accruals for legal settlements in 2002. Increases in income taxes payable resulted in an $80.3 million source of cash in the first nine months of 2002 compared to a $31.8 million source of cash in the first nine months of 2001. Income taxes payable increased primarily due to increased income before taxes in 2002 compared to 2001. Changes in other liabilities were an $85.8 million source of cash in the first nine months of 2002 compared to a $50.6 million source of cash in the first nine months of 2001. The increase in other liabilities is primarily due to the $40.0 million announced contribution to the Guidant Foundation in the second quarter of 2002.

Net cash used for investing activities totaled $127.2 million for the nine months ended September 30, 2002, compared to $118.9 million for the same period in 2001. The primary investing activity was net additions of property and equipment of $102.0 million and $105.4 million for the first nine months of 2002 and 2001, respectively.

Net cash used for financing activities totaled $246.3 million for the nine months ended September 30, 2002, compared to $140.7 million for the same period in 2001. This use of cash was driven by a net decrease in borrowings of $285.9 million for the first nine months of 2002 compared to a $42.1 million net increase in borrowings for the same period in 2001. In addition, the Company repurchased 5.2 million of its common shares for approximately $200.0 million in the second quarter of 2001.

At September 30, 2002, the Company had outstanding borrowings of $475.2 million through the issuance of commercial paper, bank borrowings, and a principal amount of $350.0 million in long-term notes due in 2006. The Company entered into an interest rate swap agreement related to the long-term notes in the amount of $175.0 million. The total weighted average interest rate is 3.59%. The commercial paper borrowings are supported by two credit facilities aggregating $800.0 million. There are currently no outstanding borrowings under these facilities. The Company has classified $127.1 million as short-term debt at September 30, 2002.

The Company believes that amounts available through existing commercial paper programs should be adequate to fund maturities of short-term borrowings. The Company also expects its cash from operations to be adequate to meet its obligations to make interest payments on its debt and other anticipated operating cash needs, including planned capital expenditures. Capital expenditures are expected to be approximately $165.0 million in 2002, primarily due to continued investment in the Company's manufacturing and research facilities.

The Company has recognized net deferred tax assets aggregating $229.3 million at September 30, 2002, compared to $197.4 million at December 31, 2001. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

CAUTIONARY STATEMENT
This report includes forward-looking statements, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, recovery of tax assets, capital expenditures, cash flows and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

o The development of the coronary stent market: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company's competitors are expected to substantially affect the market for coronary stents generally and the Company's financial results in coming quarters. Uncertainties concerning the litigation relating to Cook Incorporated and the Cook Group transaction described in this 10-Q may affect the timing of the Company's bringing a drug eluting stent to market.

o The effects of operating in a highly regulated industry: Medical devices are subject to extensive regulation by regulatory agencies, including the FDA. Regulation substantially affects the timing and risks associated with bringing new products to market. Further, the Company remains subject to quality system reviews and reporting regulations with respect to marketed products. If a regulatory agency believes that a company is not in compliance with applicable regulations or that action is otherwise warranted due to safety concerns or otherwise, the regulatory agency can issue a warning letter or recall order, impose operating restrictions, assess fines or impose other sanctions.

o The necessity for appropriate reimbursement for therapies: The major third-party payors for hospital services in the U.S. and abroad can significantly influence the products purchased and the amount purchasers pay. The ability to obtain appropriate reimbursement is essential to the success of medical devices. While the Company is actively engaged in the policy dialogue concerning healthcare cost containment and reimbursement, the outcomes of regulatory and other initiatives remain unpredictable. Reimbursement decisions for the Company's products, such as ICDs, can materially affect the Company's results.

o Other factors included on Exhibit 99.1: Exhibit 99.1 describes additional factors, which are incorporated herein by reference, including: product development and production factors (including the uncertainties associated with clinical trials), litigation factors (including the importance of intellectual property), competitive factors (including the rapid introduction of new products and alternative therapies), and others.

Actual results may differ materially. The Company does not undertake to update its forward-looking statements.


ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was carried out, under the supervision of and with the participation of the Company's management, including the Company's chief executive officer (CEO) and chief financial officer (CFO), of the Company's disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

The Company's policies with respect to legal proceedings and other loss contingencies are described in the "Significant Accounting Policies" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition."

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit against the Company alleging that the sale of the Company's stent products infringes the Palmaz/Schatz patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in arbitration proceedings. As part of the agreement, each party received licenses to the other's patents involved in the disputes. The arbitration proceeding regarding the Palmaz/Schatz patents will resolve whether Cordis is entitled to damages based on a limited number of remaining claims under U.S. patents 4,733,762 and 5,902,332. The arbitration hearing currently is scheduled to take place early in 2003. In a separate arbitration, Guidant has asserted claims against Cordis under Guidant's Lau/Lam patents. The arbitration commenced in the first quarter of 2002, with Guidant asserting claims under U.S. patents 5,514,154 and 6,066,167 relating to Cordis' BX VELOCITY and OMNI BX stents. This arbitration is expected to be completed in late 2003.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic AVE, Inc.), filed suit against the Company's subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court of Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief and monetary damages and to invalidate ACS stent patents asserted against Medtronic AVE. The court has approved a joint motion to stay the litigation until March 2003.

On August 20, 2001, the Company and Cook Incorporated (Cook) announced that they had entered agreements pursuant to which the Company's ACS subsidiary would act as worldwide exclusive distributor for a new paclitaxel coated coronary stent to be developed and manufactured by Cook. On September 10, 2001, Boston Scientific Corporation (Boston Scientific) sent a Notice of Dispute to Cook alleging that its agreements with the Company appear to constitute actual and anticipatory breaches of a License Agreement with Angiotech Pharmaceuticals, Inc. (Angiotech) granting licenses to Boston Scientific and Cook. Pursuant to an agreement among the parties, Boston Scientific, Cook, the Company and ACS dismissed all proceedings except for a complaint filed by Cook against Boston Scientific in the Northern District of Illinois seeking a finding that Cook was not in breach of the Angiotech license. Boston Scientific counterclaimed, alleging breach of contract, seeking damages and injunctive relief preventing Cook from implementing its agreements with ACS. On June 13, 2002, in ruling on cross-motions for summary judgment, the court held in favor of Boston Scientific on the breach of contract issue, concluding that the distribution arrangement and processes for obtaining regulatory approvals were impermissible. On July 15, 2002, Boston Scientific filed a motion for permanent injunctive relief in connection with the judgment. On October 1, 2002, the court entered a permanent injunction prohibiting (a) any performance under or attempt to enforce the Cook agreements with ACS, (b) sales by Cook of paclitaxel coated stents in a manner inconsistent with the Angiotech agreement, and (c) any use for a commercial purpose (including obtaining regulatory approval) of the information, data or technology generated under the Cook agreements with ACS. On November 5, 2002, the court clarified that the injunction does not enjoin the Company, as sponsor of existing clinical trials relating to the stent, from fulfilling its reporting obligations to the FDA. Cook and the Company have filed motions in the 7th Circuit Court of Appeals requesting a stay of the injunction pending Cook's appeal.

On July 30, following the Company's entry into an agreement to acquire Cook Group Incorporated (corporate parent of Cook), the Company filed a complaint in the Northern District of Illinois seeking declaratory judgment relating to rights available under the Angiotech license and the availability of clinical trial data (now subject to the injunction noted above). Boston Scientific subsequently filed a counterclaim alleging tortious interference with the Angiotech license.

Except with respect to the matters described above, the outcomes of which could be material to the Company, the ultimate liability associated with other matters (including the previously disclosed matters described below) is not expected to have a material effect on consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

The Company is aware that the U.S. Department of Justice and the Office of Criminal Investigations of the U.S. Food & Drug Administration (FDA) are conducting an investigation into matters relating to the Company's ANCURE

ENDOGRAFT System for the treatment of abdominal aortic aneurysms. In March 2001, the Company voluntarily halted production and sale of the product and performed a voluntary recall following the discovery of certain regulatory compliance deficiencies in the business unit responsible for the sales of the product. The product was returned to full market release in August 2001 with FDA approval. The Company is cooperating fully in the investigation.

The Company has also has been served with a small number of individual suits and is aware of the filing of additional suits alleging product liability related causes of action relating to the ANCURE System.

On June 15, 2000, Medtronic, Inc. (Medtronic) filed a declaratory judgment action against the Company and its subsidiary, Cardiac Pacemakers, Inc. (CPI), in the District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI's patents for atrial fibrillation technology or that the patents are not valid. Subsequently, Guidant asserted additional patents related to atrial fibrillation technology against Medtronic in the same court. Currently, nine patents are being asserted against Medtronic in this consolidated litigation. Pretrial matters are scheduled through mid 2003.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude) filed a lawsuit against CPI and Guidant Sales Corporation (GSC) in the Central District of California alleging that CPI and GSC have infringed Pacesetter patents covering various features of pacemakers and implantable defibrillators. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled through 2003.

Anna Mirowski, Eli Lilly and Company and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude's defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, which patent expired in March 2001. The jury awarded damages of $140 million against St. Jude. The Company did not record a gain. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed each of the three jury findings above, along with the jury award. The court awarded St. Jude certain post-trial fees and costs (in an immaterial amount), along with contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court's rulings. The plaintiffs have filed an appeal in the Federal Circuit Court of Appeals.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.  The Exhibit Index is incorporated herein by reference.

        (b) Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed two Current Reports on Form 8-K: (i) filing dated July 30, 2002, relating to the Company's entry into the Agreement and Plan of Merger with Cook Group Incorporated described herein; (ii) filing dated August 13, 2002, submitting sworn statements of the Company's CEO and CFO pursuant to SEC order, File No. 4-460.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GUIDANT CORPORATION
                                        (Registrant)




Date November 13, 2002                  /S/ Keith E. Brauer
                                        -----------------------------
                                        Vice President, Finance and
                                        Chief Financial Officer




Date November 13, 2002                  /S/ Peter J. Mariani
                                        -----------------------------
                                        Corporate Controller and
                                        Chief Accounting Officer

                                 CERTIFICATIONS

I, Ronald W. Dollens, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Guidant
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 /S/ Ronald W. Dollens
                                        -----------------------------
                                        Chief Executive Officer

I, Keith E. Brauer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Guidant
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                 /S/ Keith E. Brauer
                                        -----------------------------
                                        Chief Financial Officer

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