Form 10-K
period 2002-12-31
GUIDANT CORP
filed 2003-02-28
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File Number 1-13388

GUIDANT CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1931722
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

111 Monument Circle, 29th Floor, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317.971.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange
on Which Registered

Common Stock	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the registrant’s common shares (the only outstanding equity shares) as of June 28, 2002 (the last trading day of the second fiscal quarter), less shares held by officers and directors was approximately $9.2 billion.

The number of shares of Common Stock outstanding as of February 26, 2003: 306,841,469

Portions of the following documents have been incorporated by reference into this report:

Document	Parts into Which Incorporated

Annual Report to Shareholders for the Fiscal Year ended December 31, 2002	Parts I, II and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2003 to be filed within 120 days of December 31, 2002	Part III

PART I

ITEM 1. BUSINESS

Guidant Corporation pioneers lifesaving technologies, giving an opportunity for a better life today to cardiac and vascular patients around the world. Over 11,000 employees develop, manufacture, and market our medical devices.

Overview

Cardiovascular disease continues to be the leading cause of death in the United States. We have worked to:

•	develop and acquire products that enhance physicians’ ability to treat debilitating and life-threatening conditions;

•	demonstrate the value of our therapies — helping to identify patients who can benefit and assure appropriate access to treatment; and

•	build operational capabilities to establish leadership positions in our markets.

Following this course, Guidant has grown from sales of $862 million in 1994 (the year of our initial public offering) to $3.24 billion in 2002.

Guidant’s core strengths — our intellectual property position, our innovation and pace of product development, our clinical and regulatory expertise, and the exceptional execution of our sales force — have helped us navigate highly competitive and rapidly evolving markets. We believe:

•	cardiac rhythm management (CRM) product development and clinical learning will continue to allow us to identify and cost-effectively serve many more patients;

•	drug eluting stents present an attractive long-term opportunity for us; and

•	physicians and patients will continue to demand additional less-invasive therapies.

Our markets remain attractive. To succeed, we must, among other things:

•	pursue product development — continuing to develop enhanced CRM and vascular intervention products and other emerging therapies;

•	assure — through sponsorship of clinical trials and active participation in the policy-making process — that our products are approved for use on a timely basis and appropriate reimbursement is available; and

•	operate with the efficiency and discipline that have permitted us to reinvest 14% of our sales per year in new product development while maintaining attractive margins.

The remainder of this Form 10-K provides additional information about our business. In many places it “incorporates by reference” information from our annual report to shareholders for 2002 (“annual report”) and our proxy statement for our 2003 annual meeting of shareholders (“proxy statement”). These documents include substantial additional information for your review — including a description of developments for the year. Page references to the annual report in this Form 10-K are to the portions of the annual report as paginated and filed as Exhibit 13 to this Form 10-K. We make our filings available on our website: www.guidant.com.

Products

Guidant’s primary medical devices treat the heart, from managing its rhythms, to clearing its arteries, to permitting less-invasive surgeries. We have also extended our less-invasive therapies beyond the heart to clear and treat non-cardiac vessels. Our sales for the year ended December 31, 2002 are depicted in the graph.

Cardiac Rhythm Management

Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. We make a variety of implantable devices that can monitor the heart and deliver electricity to treat coronary abnormalities, including the following:

Tachycardia (abnormally fast or chaotic heart rhythms) can prevent the heart from pumping blood efficiently and can lead to sudden cardiac death. Implantable cardioverter defibrillator systems (defibrillators, leads, programmers and accessories), or ICDs, monitor the heart and can deliver electrical energy, restoring a normal rhythm. Our ICDs can deliver tiered therapy — a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat.

Our key ICDs include the following:

•	VENTAK® PRIZM™ family of devices (available with advanced atrial arrhythmia management)

•	CONTAK CD® and RENEWAL™ families (including devices with heart-failure features described below)

•	EASYTRAK® and ENDOTAK® family of leads

Our sales of ICDs have grown, driven by an improved ability to diagnose and treat additional patients and new product introductions.

	2002	2001	2000

Revenues (millions)	$1,008	$719	$667

% of our total	31%	27%	26%

Our annual report further describes the Guidant-funded MADIT II study that demonstrated the benefit of Guidant ICDs in reducing mortality by 31% in heart attack survivors with compromised heart function. This enhances physicians’ ability to identify and treat an expanded patient population. We believe that the population of patients that could benefit from ICD therapy remains large and underserved.

Bradycardia (slow or irregular heart rhythms) often results in an insufficient heart rate to provide adequate blood flow, creating symptoms such as fatigue, dizziness and fainting. Cardiac pacemaker systems (pulse generators, leads, programmers, and accessories) deliver electrical energy to stimulate the heart to beat more frequently. Pacemakers range from conventional single-chamber devices to more sophisticated adaptive-rate, multi-chamber devices. Our pacemakers offer proprietary blended sensor technology designed to measure patient workload through respiration and motion, providing rate response based on the patient’s activity.

Our key pacemaker system products include the following:

•	INSIGNIA™ Plus Pacing family (small, physiologically shaped device with blended-sensor technology; atrial arrhythmia management features, including ventricular rate regulation; and diagnostic features, including stored EGMs)

•	PULSAR™ MAX II family (offers blended sensor technology, advanced pacing therapies and diagnostic features)

Our pacemaker sales have grown with the worldwide launch of our INSIGNIA family.

	2002	2001	2000

Revenues (millions)	$642	$590	$540

% of our total	20%	22%	21%

Heart failure (an inability to pump effectively) is a debilitating, progressive condition, with symptoms including shortness of breath and extreme fatigue. Mortality for diagnosed patients is 50% after five years. The condition is pervasive, with nearly 5 million Americans affected. Preliminary results from the Guidant-funded COMPANION study (further described in our annual report) have helped demonstrate the benefits of cardiac resynchronization therapy (CRT) devices in reducing combined mortality and hospitalization. Additional evidence of the benefits of CRT in treating heart failure, along with the potential demands of heart failure patients for treatment that can enhance the quality of their lives, presents a significant opportunity to serve patients. Sales of our CRT devices are included in the sales of ICDs and pacemaker systems, as appropriate.

Vascular Intervention

The coronary arteries, which supply blood to the heart muscle, are susceptible to buildups of plaque, which can inhibit essential blood flow. Historically, these obstructions were treated with coronary artery bypass grafting (CABG) — an open surgery using a portion of another vessel to route around the blockage. As described below, angioplasty and stenting have provided less-invasive alternatives, while drug eluting stents are expected to further advance this therapy.

Angioplasty systems and accessories can open clogged arteries. In a percutaneous transluminal coronary angioplasty (PTCA) procedure, a local anesthetic is administered and a small incision is made in the patient’s groin area to access the femoral artery. The physician inserts a guiding catheter through the femoral artery, up through the aorta and into the entrance of the coronary blood vessel and then advances a small guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. Then a dilatation catheter is delivered over the guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the plaque against the artery wall, enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn. These systems now are often used as components of a stent system (as described below).

Our key angioplasty system products include the following:

•	CROSSAIL™ Coronary Dilatation Catheter (on a rapid-exchange platform)

•	OPENSAIL™ Coronary Dilatation Catheter (on an over-the-wire platform)

Our sales of angioplasty systems and accessories, including sales of atherectomy products, have been relatively consistent.

	2002	2001	2000

Revenues (millions)	$394	$402	$370

% of our total	12%	15%	15%

Coronary stents help overcome a major clinical challenge to PTCA — clinical restenosis, the renarrowing of the blood vessel at the site of the initial treatment. Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents are permanently deployed at a blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, which provides scaffolding, keeping the artery open.

Our coronary stent systems include the following:

•	MULTI-LINK PENTA™ Coronary Stent System (fifth generation broad-use coronary stainless steel stent system)

•	MULTI-LINK ZETA™ Coronary Stent System (sixth generation broad-use coronary stainless steel stent system)

•	MULTI-LINK PIXEL™ Coronary Stent System (treats small diameter vessels)

•	MULTI-LINK ULTRA™ Coronary Stent System (treats large diameter vessels)

•	MULTI-LINK VISION™ Coronary Stent System (first generation coronary cobalt chromium alloy stent system, not yet approved for US sale)

Over the past several years, we consistently have been the market share leader in sales of coronary stents, with a market share of approximately 44% at the end of 2002.

	2002	2001	2000

Revenues (millions)	$927	$819	$821

US end user	576	553	593

Other	351	266	228

% of our total	29%	30%	32%

US end user	18	20	23

Other	11	10	9

Drug eluting stents are coated with compounds designed to prevent excessive cell re-growth at the site of stent placement — in-stent restenosis. Their development represents a potentially revolutionary advance in cardiovascular treatment, possibly increasing the value of the therapy substantially. During 2002, competitive drug eluting stents began to enter the European market, and we anticipate initial US entry in early 2003. We expect these introductions to reduce our sales of metallic stents, particularly in the US. As further described in our annual report (and incorporated herein by reference), following the termination of our merger agreement with Cook Group Incorporated and other related developments concerning Cook’s paclitaxel-coated stents, we now expect to bring our first drug eluting stent to market in 2005. We have licensed from Novartis Pharma AG and Novartis AG (Novartis) exclusive rights to use everolimus on drug eluting stents. We plan to supplement our internal work with the acquisition of certain assets of Biosensors International’s (Biosensors) everolimus eluting stent program.

Intravascular radiotherapy also has been approved by the Food and Drug Administration (FDA) to treat in-stent restenosis through the application of a low dose of beta radiation to the diseased portion of the artery. Sales of our GALILEO™ line of intravascular radiotherapy systems comprise approximately 1% of our sales.

Emerging Therapies

Beating heart surgery devices allow for a complete, less-invasive CABG procedure — a bypass performed while a patient’s heart remains beating, eliminating the need for the patient to be placed on a heart-lung machine that stops the heart and circulates the patient’s blood through a machine. Endoscopic vessel harvesting allows physicians to harvest the saphenous vein, the most common bypass conduit used in CABG procedures, in a less-invasive manner through two small incisions in a patient’s leg. We estimate that approximately 25% of all CABG procedures in the US use the beating heart approach and approximately 35% use minimally invasive vessel harvesting.

Our products include the following:

•	AXIUS™ and ACROBAT™ Beating Heart Stabilization Systems (stabilization plus access to all parts of the heart for surgery)

•	VASOVIEW® Endoscopic Vessel Harvesting System (less-invasive harvesting of the saphenous vein)

Annual sales growth of 25% during the past two years reflects surgeons’ increasing adoption of beating heart and endoscopic vessel harvesting approaches.

	2002	2001	2000

Revenues (millions)	$92	$73	$56

% of our total	3%	3%	2%

AAA devices are used to treat abdominal aortic aneurysms — the enlargement of the aorta resulting from a weakening of the vessel wall. If untreated, this enlargement can lead to aortic rupture, which in 80% of cases results in death. Our ANCURE® ENDOGRAFT® System allows treatment through a less-invasive surgery in which an endograft is implanted to help prevent rupture.

Sales of our product rebounded in 2002 following a voluntary product recall in March 2001 and relaunch in August 2001.

	2002	2001	2000

Revenues (millions)	$63	$46	$63

% of our total	2%	2%	2%

Other non-coronary products, including stent systems and angioplasty catheters, can be used to treat artery and biliary stricture disease.

	2002	2001	2000

Revenues (millions)	$75	$55	$32

% of our total	2%	2%	1%

Sales and Marketing

To best serve our global market, we have a direct sales force and independent distributors. Sales personnel work closely with the primary decision makers who purchase our products, including physicians, material managers, biomedical staff, hospital administrators and purchasing managers. We are not dependent on any single customer, and no single customer accounted for more than 10% of our consolidated net sales in 2002. As further described below, third-party payors and group purchasers have become increasingly important.

The primary physician users of our largest-selling products are as follows:

Therapy	Physicians

ICDs	Electrophysiologists, implanting cardiologists

Pacemaker systems	Electrophysiologists, implanting cardiologists, cardiovascular surgeons

Coronary stents and angioplasty	Interventional cardiologists

Beating-heart surgery devices	Cardiac surgeons

AAA systems	Vascular surgeons, interventional radiologists, interventional cardiologists

Non-coronary stents and angioplasty	Vascular surgeons, interventional radiologists, interventional cardiologists

In the US, we sell substantially all of our products through our direct sales force. In 2002, 71% of our consolidated net sales were derived from sales to customers in the US.

In 2002, 29% of our consolidated net sales were derived from operations outside the US through our direct sales force and independent distributors. We sell products in nearly 100 countries. Major markets include Europe (18%) and Japan (8%). (Revenues are attributed to countries based on the location of the customer.) The sales and marketing approach in international markets varies depending on market size and stage of development.

Competition and Customers

The medical technology industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other developers of medical devices and other therapies, we must continue to develop and acquire cost-effective new products and technologies. Similarly, significant shifts in market share have occurred in connection with production, regulatory, safety, and other concerns, reflecting the importance of product quality.

Our primary competitors for implantable cardiac rhythm management devices are Medtronic, Inc. and St. Jude Medical, Inc. Our primary competitors for vascular disease products are Boston Scientific Corporation, Johnson & Johnson and Medtronic. We face a number of additional competitors with respect to our other products. We also face competition from providers of alternative medical therapies, like pharmaceutical companies. We believe that we compete primarily on the basis of product features, product quality, customer support, price, field services and cost effectiveness.

Research and Development

Innovation is essential to our success. As described above, it is one of the primary bases of competition in our markets. We work to introduce new products; enhance the effectiveness, ease of use, safety, and reliability of existing products; and expand the applications for our products.

Our research and development staff focuses on product design and development, quality, clinical research and regulatory compliance. Our research and development facilities are described in Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition (MD&A) in our annual report at page 6 further describes our recent efforts, including drug eluting stent research and research concerning our advanced patient management features for our cardiac rhythm management devices.

To pursue primary research efforts, we have developed alliances with several leading research institutions and universities. We also work with leading clinicians around the world in conducting scientific studies on our products. These studies include clinical trials that provide data for use in regulatory submissions and post-market-approval studies involving applications of our products. Our MD&A further describes the market development potential for our ICD and CRT products flowing from two clinical trials we sponsored — MADIT II (demonstrating the benefit of Guidant ICDs in reducing mortality in heart attack survivors with compromised heart function) and COMPANION (demonstrating the benefits of CRT devices in reducing combined mortality and hospitalization).

We evaluate developing technologies in areas where we may have technological or marketing expertise for possible investment or acquisition. We also have invested in several development-stage companies. In return for funding and technology, we have received equity interests and other rights.

Over the past three years, we have invested in research and development (excluding purchased in-process research and development) as follows:

	2002	2001	2000

R&D spending (millions)	$438	$381	$353

% of total net sales	14%	14%	14%

Manufacturing and Raw Materials

We vertically integrate our operations where we believe integration provides significant cost, supply or quality benefits. In some areas, we are highly vertically integrated. In other cases, we purchase components. In all cases, we attempt to work closely with our suppliers to ensure the cost-effective delivery of high quality materials and components. Our major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time delivery, value-added services and cost.

In general, our production activities occur in a controlled environment setting or “clean room.” Manufacturing employees are trained in the necessary production operations and quality system standards applicable to the production process. Our facilities are further described in Item 2.

We purchase many of the materials and components used in manufacturing our products, some of which are custom made for us. We purchase certain supplies from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated by either party upon short notice. We cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA approval system and the complex nature of the manufacturing processes employed by many suppliers. Production issues, including capacity constraints, affecting our facilities or those of our suppliers can affect our ability to bring new or existing products to market.

Patents, Trademarks, Proprietary Rights and Licenses

Patents and other proprietary rights are essential to our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We review third-party patents and patent applications, as publicly available, in an effort to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

We own numerous patents and have numerous patent applications pending in the US and in foreign countries designed to protect the inventions contained in many of our products, as well as surgical methods in which our products are used. We are a party to numerous license agreements with third parties pursuant to which we have obtained or granted patent rights in consideration for cross-licensing rights or royalty payments. Note 4 to the consolidated financial statements in our annual report, for example, describes the license agreement we entered with Novartis providing us exclusive access to everolimus for use on drug eluting stents.

Our policy is to seek patent protection in the US and in foreign countries where we believe it is commercially advantageous to do so. However, the standards for protection of intellectual property vary widely. We cannot assure that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that our patents will not be found to be invalid.

We operate in an industry susceptible to significant patent litigation claims. At any given time, we generally are involved as both a plaintiff and defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. See Item 3 for additional information.

Healthcare Cost Containment and Third-Party Reimbursement

The ability of customers to obtain appropriate reimbursement for products and services from government and third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology.

After we develop a promising new product, we may find limited demand for it unless we obtain reimbursement approval from private and governmental third-party payors. Reimbursement decisions for products such as our ICDs, including new indications, can materially affect our results. We are actively engaged in the policy dialogue concerning healthcare cost containment and reimbursement and work to demonstrate the value of our products.

Major third-party payors for hospital services in the US (Medicare, Medicaid, private healthcare insurance and managed care plans) and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in other countries in which we do business. Implementation of healthcare reforms in significant markets such as Japan, Germany, and other countries may limit the price of, or the level at which reimbursement is provided for, our products.

Government Regulation

Product Regulation

The medical devices we manufacture and market are subject to regulation by numerous regulatory bodies, including the FDA and comparable international agencies. We must comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. In the US, we generally can obtain permission to distribute a new device in two ways. The first applies to any new device that is substantially equivalent to a device first marketed prior to May 1976. In this case, to obtain FDA permission to distribute the device, we generally must submit a pre-market notification application (a 510(k) submission), and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. If clinical data from human experience is required to support the 510(k) submission, this data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the US.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval generally are required before we can market the product in the US. First, we must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review our pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

Certain changes to existing devices that do not significantly affect safety or effectiveness can be made under reduced regulatory procedures.

Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the US. For example, we often complete CE Mark registrations for our products under various medical device directives in the European Union.

After clearance to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, have the power to withdraw the clearance or require us to change a device, its manufacturing process, or its labeling, or to supply additional proof that regulatory requirements have been met.

We are also required to register with the FDA as a device manufacturer. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. These regulations require us to manufacture our products and maintain our documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

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

Our radiotherapy products (and additional processes involving radiation) are regulated by the US Nuclear Regulatory Commission and other nuclear regulatory agencies. These agencies also impose rigorous approval and operating processes that apply to us and certain users of our products.

We cannot assure that all necessary regulatory approvals, including approvals for new products or product improvements, will be granted on a timely basis, if at all. Delays in or failures to receive approval, product recalls or warnings and related regulatory actions can materially affect our operating results.

As further described in the MD&A in our annual report at page 9 and in Item 3, during 2001, we voluntarily halted sales of the ANCURE System, then received approval to resume sales. We are subject to, and cooperating fully with, the investigation described in Item 3.

Environmental Regulation

We use substances regulated under environmental laws, primarily in our manufacturing and sterilization processes. While it is difficult to quantify, we believe that the ongoing impact of compliance with environmental protection laws and regulations will not have a material impact on our financial position or results of operations.

Product Liability and Insurance

The design, manufacture and marketing of medical devices of the types we produce entail an inherent risk of product liability claims. Our products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. A problem with one of our products could result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. While the amount of product liability insurance we maintain has been adequate in relation to past claims, we cannot assure that the amount of this insurance will be adequate to satisfy future claims or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

Corporate History

We incorporated in Indiana in September 1994 to be the parent of several of the medical device and diagnostics businesses of Eli Lilly and Company (Lilly). In December 1994, we consummated an initial public offering of a portion of our common shares. In September 1995, Lilly, by means of a split-off, disposed of all of its remaining interests in Guidant. The biographical information in the following section includes positions held with the company and Lilly, as well as other recent experience.

Executive Officers of the Company

Ronald W. Dollens: President, Chief Executive Officer and a Director, age 56. Previously, Mr. Dollens served as president of Lilly’s Medical Devices and Diagnostics (MDD) Division from 1991 until 1994, and also held the position of president and chief executive officer of Guidant’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS). Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter Corporation and Kinetic Concepts, Inc. His civic affairs include serving on the boards of the Eiteljorg Museum, Butler University, and St. Vincent Hospital Foundation and as chairman of the United Way of Central Indiana. Mr. Dollens’ involvement in health policy includes serving as chairman of the Healthcare Leadership Council, past chairman the Advanced Medical Technology Association, and in board positions on the Alliance for Aging Research and the Food, Drug and Law Institute. Recently he served on the Advisory Committee for Regulatory Reform appointed by US Health and Human Services Secretary Tommy G. Thompson.

A. Jay Graf: Group Chairman, Office of the President, age 55. Mr. Graf is responsible for the company’s operating groups. Previously, Mr. Graf served as president of Cardiac Rhythm Management from 1994 until February 2000. He also was president and chief executive officer of the company’s subsidiary, Cardiac Pacemakers, Inc. (CPI), from 1992. He joined CPI as executive vice president and chief operating officer in 1990. Mr. Graf held the position of senior vice president of operations at Physio-Control Corporation (Physio-Control, within Lilly’s MDD division), as well as vice president of sales and technical services and vice president of marketing and communications. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Medical, Inc. and American Medical Systems Holdings, Inc.

Guido J. Neels: Group Chairman, Office of the President, age 54. Mr. Neels is responsible for the company’s worldwide sales and distribution operations. Previously, Mr. Neels served as president, Europe, Middle East, Africa and Canada, from December 1999 through December 2002. He was vice president, global marketing, for Vascular Intervention from 1996 to December 1999 and managing director, Guidant Germany and Central Europe, from 1993 to 1996. Mr. Neels joined the MDD division of Lilly in 1989 and held general management positions in the UK and Germany. He joined Lilly in 1982 and held various sales and marketing positions in the UK, The Netherlands and the US.

Mark C. Bartell: President, US Sales Operations, age 42. Previously, Mr. Bartell served as vice president, marketing, for Cardiac Rhythm Management from 1997 to February 2000. He served as vice president and general manager, guide wires, for Vascular Intervention from 1995 to 1997. Mr. Bartell joined CPI in 1985 as a financial analyst. He has held positions in new product planning, research and development, and product management and has served as a sales representative.

Keith E. Brauer: Vice President, Finance and Chief Financial Officer, age 54. Previously, Mr. Brauer served as executive director of finance and chief accounting officer of Lilly from 1992 to 1994. He served as executive director of international finance of Lilly from 1988 to 1992 and as director of corporate affairs of Lilly from 1986 to 1988. Additionally, he held the positions of vice president of finance and treasurer for Physio-Control and controller for Elizabeth Arden, both former Lilly subsidiaries. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a trustee of the Indianapolis Museum of Art and is a director of Community Hospitals of Indiana, Inc., and the Advanced Research and Technology Institute of Indiana University. Mr. Brauer also serves on the University of Michigan Business School Corporate Advisory Board.

John M. Capek, Ph.D.: President, Vascular Intervention, age 41. Previously, Dr. Capek served as vice president and general manager of the company’s German operations from 1997 to February 2000. He served as vice president, marketing, for Cardiac Rhythm Management from 1991 to 1997. Dr. Capek joined Lilly’s MDD division in 1987 and in 1990 served as director of new product planning.

Maria Degois-Sainz: President, Cardiac Surgery, age 37. Previously, Ms. Degois-Sainz served as vice president, global marketing, of Vascular Intervention from 2000 until February 2003. Ms. Degois-Sainz joined Lilly in 1989 and subsequently has held various international sales, marketing and management assignments within the company, including European marketing director, Vascular Intervention, and vice president, Guidant Intermedics Europe and Cardiac Rhythm Management, Europe.

Ginger L. Graham: Advisor to Guidant President and CEO, age 47. Ms. Graham focuses on collaborative business partnerships, talent recruitment and development, and women’s health initiatives. Previously, Ms. Graham served as group chairman, office of the president, from March 2000 to March 2002. Ms. Graham also served as president, Vascular Intervention, from 1994 until February 2000. She was president and chief executive officer of ACS from 1993. She served as a director of pharmaceutical sales for Lilly in 1992 and was director of corporate pharmaceutical strategic planning from 1989 to 1991. Ms. Graham joined Lilly in 1979. Ms. Graham is a director of Amylin Pharmaceuticals, Inc. and COR Therapeutics, Inc., and is a director and chairman of the California Healthcare Institute. She also serves on the board for the Silicon Valley Chapter of the American Heart Association and is a member of the Committee of 200.

Beverly A. Huss: President, Endovascular Solutions, age 43. Previously, Ms. Huss served as vice president, global marketing, Vascular Intervention, a position she held from January to November 2000. She served as vice president and general manager, Latin America and Canada, from June 1998 to January 2000. Ms. Huss was vice president and general manager, stents, from 1995 to 1998. Ms. Huss joined the Vascular Intervention group in 1986 and held various positions within the group. Ms. Huss served as the American Heart Association Chairperson for the Silicon Valley Heart Walk and currently serves as the American Heart Association Chairperson for the women’s heart event. She is a director of the Santa Clara County Chapter of the American Heart Association.

Ronald K. Lattanze: President, Guidant Japan, age 39. Previously, Mr. Lattanze served as vice president and chief operating officer of Guidant’s Japan operations until he assumed his current role in April 2002. He previously has served as, director, Asia operations, and director, stent operations, Vascular Intervention, among other roles since joining the company in 1996.

Roger Marchetti: Vice President, Human Resources, age 45. Previously, Mr. Marchetti served as vice president, finance and information systems, with responsibility for Europe, Middle East, Africa and Canada from January 2001 to July 2002. He served as vice president, human resources, for Vascular Intervention from October 1999 to December 2000. Prior to that, he served as corporate controller and chief accounting officer from 1994. Mr. Marchetti served as the financial manager of Lilly’s pharmaceutical manufacturing operations in Indianapolis from 1992 to 1994 after joining Lilly as an accounting manager for ACS in 1988.

Peter J. Mariani: Vice President, Corporate Controller and Chief Accounting Officer, age 39. Previously, Mr. Mariani served as vice president, finance and administration, Japan, from January 2001 to July 2002, and as director, finance, information systems and logistics, Japan, from 1998 to December 2001. Mr. Mariani was director, finance, Vascular Intervention, from 1996 through 1998 and was director, corporate accounting, from 1994 to 1996. He serves on the alumni board of directors of the Kelly School of Business of Indiana University.

William F. McConnell, Jr.: Vice President and Chief Information Officer, age 53. Previously, Mr. McConnell served as managing partner, business consulting, in the Indianapolis office of Arthur Andersen, LLP, from 1997 until he joined Guidant in September 1998. Mr. McConnell served as chief operating officer of Resort Condominiums International (RCI) from 1990 to 1997. Mr. McConnell serves on the board of the American Red Cross of Greater Indianapolis.

R. Frederick McCoy, Jr.: President, Cardiac Rhythm Management, age 46. Previously, Mr. McCoy served as president of Asia/Pacific operations from 1997 to April 2000. He served as vice president, US Operations West, from 1995 to 1997. Mr. McCoy was general manager, Northwest Operations, for the MDD division of Lilly from 1993 to 1995. Additionally, he served as vice president, finance, of CPI from 1991 to 1993. Mr. McCoy joined Lilly in 1981. Mr. McCoy serves as a director of Hutchinson Technology Incorporated. He serves as Chairman of the Alumni Advisory Board of the Kellogg Graduate School of Management at Northwestern University. He serves on the boards of trustees of St. Andrews Presbyterian College and the Minnesota Medical Foundation.

Dana G. Mead, Jr.: Vice President, Corporate Relations and Policy, age 43. Previously, Mr. Mead served as president, Japan, Asia/Pacific, from March 2000 through March 2002. He also served as vice president and general manager, stents, for Vascular Intervention from 1998 to February 2000 and served as vice president and general manager of Cardiac & Vascular Surgery from 1997 to 1998, as vice president, global marketing, Cardiac & Vascular Surgery, through 1997 and a director of marketing and director of sales, Cardiac & Vascular Surgery, from 1994 to 1996. Mr. Mead joined the Company in 1992.

Debra F. Minott: Vice President, General Counsel and Secretary, age 47. Ms. Minott joined the Company as deputy general counsel in April 2000 and was named to her current position in August 2001. She previously served as executive vice president, general counsel and secretary of Essex International, Inc. from 1994 to 1999. Prior to that, she spent 11 years at Lilly, including over five years as assistant general counsel, then general counsel of IVAC, one of Lilly’s medical device subsidiaries. She is a member of the board of directors of Reach for Youth, Inc.

Rodney R. Nash: Vice President, Japan, Asia/Pacific and Latin America, age 61. Previously, Mr. Nash served as vice president, corporate resources and policy, from 1997 to February 2002 and president, Japan, Asia/Pacific, from 1992 to 1996. He joined Lilly in 1972 and held various assignments in sales, marketing and general management, including director of marketing, Eli Lilly (Philippines); district sales manager, Long Island, New York; general manager, Eli Lilly (Taiwan); executive director of international sales and marketing, IVAC; and president of the MDD division, Eli Lilly Japan. Mr. Nash serves on the board of the Indianapolis Convention and Visitors Association and the Kelley School of Business Board of Visitors at Indiana University.

Ronald N. Spaulding: President, Europe, Middle East, Africa and Canada, age 39. Previously, Mr. Spaulding served as president, Cardiac Surgery, from June 2000 to February 2002. He was formerly vice president, business development, Compass, where he was responsible for Guidant’s corporate business development, merger and acquisition, and venture investment activities from 1999. Mr. Spaulding joined the company in 1994 and has served as director of R&D for the stent business in the Vascular Intervention group.

Employees

As of December 31, 2002, we had approximately 11,000 full-time employees, including approximately 3,100 employees outside the US. We maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. We believe that our success will depend, in significant part, on our ability to attract and retain such personnel. In addition, we contract for services where appropriate. The contract labor provides management with flexibility, including dealing with fluctuations in volume and new product transfers to manufacturing.

None of our employees is represented by a labor union. We have never experienced an organized work stoppage or strike and consider our relations with employees to be good. In four of the past five years, we have been named by Fortune magazine as one of the “100 Best Companies to Work For.”

We have adopted a Code of Conduct (available on our web site) that applies to our directors and all employees.

Financial Information Relating to Classes of Products

Financial information relating to classes of products in note 12 to the consolidated financial statements in the annual report is incorporated herein by reference.

Financial Information Relating to Foreign and Domestic Operations

Financial information relating to foreign and domestic operations in note 12 to the consolidated financial statements in the annual report is incorporated herein by reference. Additional information concerning foreign exchange risks is incorporated from the “Market Risk Disclosures” section of the annual report and from note 13 to the consolidated financial statements.

Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in our overall operations abroad. A substantial portion of cash and cash equivalents is held as permanent investments by our non-US subsidiaries. We cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on our future operations or what other restrictions may be imposed in the future.

Available Information

Our web address is www.guidant.com. Our electronic filings with the SEC (including all Forms 10-K, 10-Q, and 8-K, and any amendments to these reports) are available on our web site as soon as reasonably practicable after we electronically file with or furnish them to the SEC.

We have also posted our board’s Corporate Governance Guidelines and our Code of Conduct covering directors and all employees on our web site. These materials also are available free of charge in print to shareholders who request them in writing.

Cautionary Statement

This Form 10-K includes forward-looking statements, including projections relating to our sales of CRM products and drug eluting stents, growth in less-invasive treatments, reimbursement and environmental matters. The forward-looking statements are based on assumptions about many important factors, including the factors described under “Overview,” “Manufacturing and Raw Materials,” “Patents, Trademarks, Proprietary Rights and Licenses,” and “Product Regulation,” above. We also incorporate by reference the “Cautionary Factors” from page 17 of the annual report, as well as the “Factors Possibly Affecting Future Operating Results” from Exhibit 99.1 to this filing.

ITEM 2. PROPERTIES

As of December 31, 2002, the company owned or leased the following principal operating facilities:

		Approximate	Leased or
Location	Type of Facility	Square Feet	Owned

Basingstoke, UK	Administration	27,000	Leased
Brussels, Belgium	Administration and Cardiac Rhythm Management (CRM) research	68,000	Leased
Clonmel, Ireland	CRM and Vascular Intervention (VI) manufacturing and administration	181,000	Owned
Dorado, PR	CRM, VI, Cardiac Surgery (CS) and Endovascular Solutions (ES) manufacturing and administration	139,000	Owned
Houston, TX	VI research and development, manufacturing and administration	29,850	Leased
Indianapolis, IN	Administration	54,000	Leased
Menlo Park, CA	ES manufacturing, research and development, administration, sales and marketing and warehouse	129,000	Leased
Pearland, TX	VI manufacturing and administration	10,000	Leased
Redmond, WA	CRM research and development	35,000	Leased
Santa Clara, CA	CS and ES manufacturing, VI and CS research and development, administration, and sales and marketing	370,000	Owned
St. Paul, MN	CRM manufacturing, research and development, administration and sales and marketing	470,000	Owned
St. Paul, MN	CRM lead development, administration and expansion	690,000	Owned
St. Paul, MN	CRM packaging, shipping and warehouse	25,000	Leased
Temecula, CA	VI and ES manufacturing, VI, CRM and ES research and development, VI, ES, CS warehouse and distribution	500,000	Owned
Temecula, CA	VI and ES warehouse and distribution	60,000	Leased
Tokyo, Japan	Regulatory affairs, research and development, quality assurance, administration and sales and marketing	21,000	Leased
Tokyo, Japan	Warehouse	25,000	Leased

We maintain our executive offices at 111 Monument Circle, 29th Floor, Indianapolis, Indiana. Subject to normal expansion, we believe that our facilities are adequate to meet our present and reasonably foreseeable needs.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS

We are subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive, or treble damage claims, or claims for injunctive relief related to alleged infringement of third party’s rights, or seek declarations affecting the validity of our patents.

The information set forth in note 14 to the consolidated financial statements in the annual report is incorporated herein by reference.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Guidant’s common shares (the company’s only outstanding equity shares) are traded on the New York Stock Exchange. Information in note 15 to the consolidated financial statements in the annual report and under “Selected Consolidated Financial Data” at page 41 in the annual report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for each of our five most recent fiscal years, set forth under “Selected Consolidated Financial Data” at page 41 and “Overview of Consolidated Operating Results” at page 2 in the annual report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information in MD&A beginning at page 1 in the annual report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under “Market Risk Disclosures” at page 13 in the annual report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 15(a)(1) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the proxy statement under “Item 1. Election of Directors” is incorporated herein by reference. Information relating to our executive officers is provided herein under “Executive Officers of the Company” in this report. Information under “Section 16(a) Beneficial Ownership Reporting Compliance” of the proxy statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information under “Executive Compensation” in the proxy statement is incorporated herein by reference, except that “Transaction with Executive Officer” and the “Management Development and Compensation Committee Report” are not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information under “Common Stock Ownership” in the proxy statement is incorporated herein by reference, except that “Section 16(a) Beneficial Ownership Reporting Compliance” and “Performance Graph” are not so incorporated.

Equity Compensation Plan Information

The following provides information as of December 31, 2002 with respect to our equity compensation plans — our 1994 Stock Plan, 1998 Stock Plan, 1996 Nonemployee Director Stock Plan, and 2001 Employee Stock Purchase Plan.

Number of
securities
	Number of		remaining for
	securities to be		future issuance
	issued upon	Weighed-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities in column
Plan Category	and rights	and rights	(a))

	(a)	(b)	(c)*

Equity compensation plans approved by security holders	49,837,000	$38.38	12,802,000

Equity compensation plans not approved by security holders	0	0	0

* The shares available for future issuance as of December 31, 2002 included the following:

     • 4,487,000  shares available for purchase by employees under our 2001 Employee Stock Purchase Plan (established pursuant to section 423 of the Internal Revenue Code of 1986, as amended), which are not available for grant in any other form; and

     • 8,096,676  shares available for issuance in the form of restricted stock grants under our 1994 Stock Plan, 1998 Stock Plan and 1996 Nonemployee Director Stock Plan and 7,454,249 shares available for issuance as performance share awards under our 1998 Stock Plan; provided that if such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under “Transactions with Executive Officers” in the proxy statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, an evaluation was carried out, under the supervision of and with the participation of the company’s management, including our chief executive officer (CEO) and chief financial officer (CFO), of the company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures are effective.

Subsequent to the date of the evaluation, there were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements included in the annual report are incorporated by reference in Item 8:

Consolidated Statements of Income — Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule is included in this Form 10-K:

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or are adequately explained in the consolidated financial statements and, therefore, have been omitted.

The report of our independent auditors with respect to the schedule listed above is contained herein as part of Exhibit 23, Consent of Independent Auditors.

(a)(3) Exhibits

The Exhibit Index is incorporated herein by reference.

(b)  Reports on Form 8-K

During the fourth quarter of 2002, Guidant completed one filing on Form 8-K, dated December 16, 2002. The filing reported (under Item 5) that our board of directors had approved (a) changes to the board’s Corporate Governance Guidelines and provided for their posting on Guidant’s web site and (b) amendments to our by-laws (filed under Item 7) to opt out of the Indiana control shares acquisition statute and to change the advance notice period for shareholder proposals and nominations for the election of directors to not less than 120 days prior to the anniversary date of the prior year’s annual meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 28, 2003 on its behalf by the undersigned, thereunto duly authorized.

GUIDANT CORPORATION

By:	/s/ Ronald W. Dollens

Ronald W. Dollens, President, Chief
Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Ronald W. Dollens Ronald W. Dollens	President, Chief Executive Officer and a Director (principal executive officer)

/s/ Keith E. Brauer Keith E. Brauer	Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ Peter J. Mariani Peter J. Mariani	Corporate Controller and Chief Accounting Officer (principal accounting officer)

/s/ James M. Cornelius James M. Cornelius	Chairman of the Board and a Director

/s/ Maurice A. Cox, Jr. Maurice A. Cox, Jr.	Director

/s/ Nancy-Ann Min DeParle Nancy-Ann Min DeParle	Director

/s/ Enrique C. Falla Enrique C. Falla	Director

/s/ Michael Grobstein Michael Grobstein	Director

/s/ J.B. King J.B. King	Director

/s/ Susan B. King Susan B. King	Director

/s/ J. Kevin Moore J. Kevin Moore	Director

/s/ Mark Novitch, M.D. Mark Novitch, M.D.	Director

/s/ Eugene L. Step Eugene L. Step	Director

Reudi E. Wäger, Ph.D.	Director

/s/ August M. Watanabe, M.D. August M. Watanabe, M.D.	Director

CERTIFICATIONS

I, Ronald W. Dollens, certify that:

     1. I have reviewed this annual report on Form 10-K of Guidant Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Ronald W. Dollens Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Keith E. Brauer, certify that:

     1. I have reviewed this annual report on Form 10-K of Guidant Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ Keith E. Brauer Chief Financial Officer (principal financial officer)

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to		Balance at
	Beginning	Costs and	(1)	End of
Description	of Period	Expenses	Deductions	Period

Year Ended December 31, 2000
Allowance for inventory obsolescence	$33.6	$39.9	$(39.2)	$34.3
Allowance for doubtful accounts	15.5	6.5	(3.7)	18.3

Totals	$49.1	$46.4	$(42.9)	$52.6

Year Ended December 31, 2001
Allowance for inventory obsolescence	$34.3	$54.7	$(41.9)	$47.1
Allowance for doubtful accounts	18.3	17.7	(9.4)	26.6

Totals	$52.6	$72.4	$(51.3)	$73.7

Year Ended December 31, 2002
Allowance for inventory obsolescence	$47.1	$60.6	$(33.7)	$74.0
Allowance for doubtful accounts	26.6	12.1	(5.9)	32.8

Totals	$73.7	$72.7	$(39.6)	$106.8

(1)  Write-offs of obsolete units or uncollectible accounts.

EXHIBIT INDEX

3.1	Amended Articles of Incorporation (1)
3.2	By-Laws of the Registrant (2)
4.1	Specimen of Certificate for Common Stock (3)
4.2	Form of Indenture between the Company and Citibank, N.A., as Trustee (4)
4.3	Form of Supplemental Indenture between the Company and Citibank, N.A., as Trustee (4)
10.1	Rights Agreement dated as of October 17, 1994 between the Company and Bank One, Indianapolis, N.A. (3)
10.2	Sublicense Agreement dated as of October 18, 1994 between Eli Lilly and Company and Cardiac Pacemakers, Inc. (CPI) (3)
10.3	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and ACS (3)
10.4	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (3)
10.5	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and ACS (3)
10.6	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and ACS (3)
10.7	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and ACS (3)
10.8	Purchase Contract dated as of January 1, 1991 between Wilson Greatbatch Ltd. and CPI (3)
10.9	Purchase Contract Extension between Wilson Greatbatch Ltd. and CPI, effective as of January 1, 1996 (5)
10.10	Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.11	Amendment to Exclusive License Agreement dated as of January 10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.12	First Addendum to Exclusive License Agreement dated as of June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.13	Second Addendum to Exclusive License Agreement dated as of April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.14	Third Addendum to Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.15	Fourth Addendum to Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.16	Fifth Addendum to the Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.17	Sixth Addendum to Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec, Inc. and Intec Systems, Inc. (3)
10.18	Guidant Corporation 1994 Stock Plan, as amended (6) #
10.19	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended *
10.20	Guidant Corporation 1998 Stock Plan, as amended # *
10.21	2001 Guidant Corporation Employee Stock Purchase Plan (7) #
10.22	Guidant Corporation Economic Value Added (EVA) Bonus Plan dated January 1, 1995 (5) #
10.23	Guidant Corporation Change in Control Plan for Select Employees (8)
10.24	Guidant Corporation Excess Benefit Plan — Savings (Restated January 1, 2002) # *
10.25	Guidant Corporation Excess Benefit Plan — Retirement (2) #
10.26	Amended and Restated Credit Agreement dated as of August 22, 2001, among the Company, certain banks, and Morgan Guaranty Trust Company of New York as Administrative Agent (9)
10.27	Master License Agreement dated April 3, 2000, by and among Cordis Corporation, the Company, and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment (10)
11	Statement regarding computation of per-share earnings (11)
12	Statement of Computation of Ratio of Earnings to Fixed Charges *
13	Portions of the Company’s 2002 Annual Report (portions incorporated by reference into this Form 10-K) *
21	Subsidiaries of the Registrant *
23	Consent of Independent Auditors *
99.1	Factors Possibly Affecting Future Operating Results *
99.2	CEO/CFO Certifications *

(1)	Incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 1999.
(2)	Incorporated by reference to the Company’s filing on Form 8-K dated as of December 16, 2002.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-83934.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-00014.
(5)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1995.
(6)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference to the Company’s 2001 Proxy Statement.
(8)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 1995.
(9)	Incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 2001.
(10)	Incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2000.
(11)	Incorporated by reference to the Annual Report under “Notes to Consolidated Financial Statements, Note 6 — Earnings Per Share.”
* Filed with this 10-K
# Management compensation plan