Form 10-Q
period 2003-03-31
GUIDANT CORP
filed 2003-05-14
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 1-13388

GUIDANT CORPORATION
(Exact name of Registrant as specified in its charter)

INDIANA	35-1931722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 MONUMENT CIRCLE, 29TH FLOOR
INDIANAPOLIS, INDIANA 46204-5129
(Address of principal executive offices)

Registrant’s telephone number, including area code: (317) 971-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X     No ___

The number of shares of common stock outstanding as of May 6, 2003:

Class	Number of Shares Outstanding
Common	309,303,377

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$885.4	$709.7
Cost of products sold	215.6	172.1

Gross profit	669.8	537.6
Research and development	117.8	100.7
Purchased in-process research and development	36.5	6.8
Sales, marketing and administrative	278.6	221.7
Interest, net	(1.1)	4.1
Royalties, net	14.4	11.3
Amortization	3.4	3.2
Other, net	5.2	2.3
Litigation	64.9	--

Income before income taxes	150.1	187.5
Income taxes	56.7	48.0

Net income	$93.4	$139.5

Earnings per share - basic	$0.31	$0.46

Earnings per share - diluted	$0.30	$0.45

Dividends declared per common share	$0.08	--

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,105.0	$1,014.8
Short-term investments	11.5	10.3
Accounts receivable, net of allowances
of $33.4 (2003) and $32.8 (2002)	708.2	699.3
Inventories	323.4	303.9
Deferred income taxes	226.4	210.0
Prepaid expenses and other current assets	62.6	64.9

Total Current Assets	2,437.1	2,303.2
Other Assets
Goodwill, net of allowances of $159.5 (2003) and $159.4 (2002)	516.0	516.2
Other intangible assets, net of allowances of $65.4 (2003) and
$61.9 (2002)	92.8	95.6
Deferred income taxes	63.4	53.9
Investments	44.4	46.8
Sundry	54.3	50.5

	770.9	763.0
Property and equipment, net of accumulated depreciation of
$579.5 (2003) and $555.3 (2002)	650.9	649.9

	$3,858.9	$3,716.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$90.1	$70.1
Employee compensation	116.2	192.3
ANCURE litigation accrual	92.0	30.0
Other liabilities	275.3	318.3
Income taxes payable	308.1	248.3
Short-term debt	6.7	6.8

Total Current Liabilities	888.4	865.8
Noncurrent Liabilities
Long-term debt	362.9	361.7
Other	168.6	166.8

	531.5	528.5
Commitments and contingencies	--	--
Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	--	--
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 308,992,000	226.1	226.1
Additional paid-in capital	216.7	200.7
Retained earnings	2,070.7	2,002.3
Deferred cost, ESOP	(21.2)	(24.2)
Unearned compensation	(76.2)	--
Treasury stock, at cost:
Shares: 180,000 (2003)
2,388,000 (2002)	(6.9)	(92.0)
Accumulated other comprehensive income	29.8	8.9

	2,439.0	2,321.8

	$3,858.9	$3,716.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Provided by Operating Activities
Net income	$93.4	$139.5
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities
Depreciation	31.1	27.1
Amortization of other intangible assets	3.4	3.2
Provision for inventory and other losses	14.9	22.1
Purchased in-process research and development	36.5	6.8
Other noncash, net	(20.2)	2.3

	159.1	201.0
Changes in Operating Assets and Liabilities
Receivables	(5.6)	(13.5)
Inventories	(22.6)	(30.0)
Prepaid expenses and other current assets	(3.1)	1.0
Accounts payable and accrued liabilities	(57.4)	(27.0)
Income taxes payable	60.3	45.3
Other liabilities	(20.4)	(5.9)

Net Cash Provided by Operating Activities	110.3	170.9
Investing Activities
Purchases of available-for-sale investments	(1.5)	(1.0)
Sale/maturity of investments	--	0.1
Additions of property and equipment, net	(33.5)	(33.3)
Additions of other assets, net	(0.6)	(2.3)
Purchase of in-process research and development	(17.7)	(6.8)

Net Cash Used for Investing Activities	(53.3)	(43.3)
Financing Activities
Increase (decrease) in borrowings, net	1.3	(63.3)
Issuance of common stock under stock plans and other capital
transactions	8.5	16.4
Repurchase of common stock	(0.3)	--

Net Cash Provided by (Used for) Financing Activities	9.5	(46.9)
Effect of Exchange Rate Changes on Cash	23.7	(5.5)

Net Increase in Cash and Cash Equivalents	90.2	75.2
Cash and Cash Equivalents at Beginning of Period	1,014.8	437.8

Cash and Cash Equivalents at End of Period	$1,105.0	$513.0

See notes to consolidated financial statements

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
(In millions, except per share data)
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A discussion of the Company’s significant accounting policies is described in the “Significant Accounting Policies” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

Note 2 – Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The pro forma impact on net income assumes a forfeiture rate of approximately 10%. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended March 31,
	2003	2002
Reported net income	$93.4	$139.5
Deduct: Total stock option employee compensation expense, net of tax	15.8	24.8

Pro forma net income	$77.6	$114.7

Earnings per share:
Basic--as reported	$0.31	$0.46

Basic--pro forma	$0.26	$0.38

Diluted--as reported	$0.30	$0.45

Diluted--pro forma	$0.25	$0.37

In February 2003, Guidant’s Board of Directors authorized the issuance of approximately 2.3 million restricted shares of common stock (U.S.) and restricted stock units (outside the U.S.) to over 2,000 employees. Restricted stock awards granted to certain executive officers vest over six years. Awards granted to other employees vest over three years. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. This grant includes a performance element that allows vesting to accelerate if certain Guidant share price performance measures are met. Specifically, 1/3 of the general grant will vest immediately upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($34.37 on February 18, 2003). Portions of the executive officer grant may accelerate from 6 years to 3 years under this same performance measure. Guidant recorded $79.0 million of unearned compensation in conjunction with this grant, representing the fair value of the restricted stock awards on the date of grant. The unearned compensation will be recognized as compensation expense ratably over the vesting period or earlier based on the performance element. The related expense totaled $2.8 million in the first quarter of 2003. The Company expects to record approximately $21.0 million of compensation expense during 2003 related to this award, absent the achievement of a performance measure.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2003	December 31, 2002
Finished products	$148.7	$138.1
Work in process	61.7	58.1
Raw materials and supplies	113.0	107.7

	$323.4	$303.9

Note 4 — Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2003	2002
Net income	$ 93.4	$ 139.5

Weighted average common shares outstanding	303.20	300.76
Effect of dilutive stock options and restricted stock awards	4.83	6.56

Weighted average common shares outstanding
and assumed conversions	308.03	307.32

Earnings per share-basic	$ 0.31	$ 0.46

Earnings per share-diluted	$ 0.30	$ 0.45

Earnings per share-diluted excludes 29 million and 25 million shares related to stock options for the quarters ended March 31, 2003 and 2002, as the exercise price per share of these stock options was greater than the average market value, resulting in an anti-dilutive effect on earnings per share-diluted.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 5 — Comprehensive Income

Comprehensive income comprises net income adjusted for the changes in: i) foreign currency translation adjustments; ii) unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges; and iii) market value changes in available-for-sale securities. For the first quarter of 2003 and 2002, comprehensive income was $114.3 million and $132.8 million. The decrease in comprehensive income for the three-month period ended March 31, 2003, compared to the same period in 2002, was primarily due to decreased net income, partially offset by the strengthening of the Euro compared to the U.S. dollar.

Note 6 — Segment Information

	Three Months Ended March 31,
Geographic Information:	2003	2002
Net Sales(1):
U.S.	$616.0	$505.2
International	269.4	204.5

	$885.4	$709.7

(1)     Revenues are attributed to countries based on location of the customer.

	March 31, 2003	December 31, 2002
Long-lived Assets:
U.S.	$564.7	$565.4
International	86.2	84.5

	$650.9	$649.9

	Three Months Ended March 31,
Classes of Similar Products:	2003	2002
Net Sales:
Implantable cardioverter defibrillator
systems	$332.4	$193.4
Pacemaker systems	160.0	141.7
Coronary stent systems	222.0	220.9
Angioplasty and intravascular
radiotherapy systems and accessories	115.1	101.2
Emerging therapies	55.9	52.5

	$885.4	$709.7

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Acquisitions and Pending Acquisitions

Biosensors International: In March 2003, the Company completed its acquisition of certain assets of Biosensors International's (Biosensors) everolimus eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the Biosensors everolimus eluting stent that has been used in Biosensors’ clinical trials. Guidant recorded a $20.5 million in-process research and development (IPRD) charge in connection with the purchase, since technological feasibility of the project has not been attained and the research has no alternative future uses. Biosensors may receive additional milestone payments over the course of clinical development and upon CE Mark approval. In addition, Biosensors will receive royalties on future sales of products utilizing Biosensors’ technology.

Bioerodible Vascular Solutions: In March 2003, Guidant acquired the majority interest in Bioerodible Vascular Solutions (BVS) for $10.0 million. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. Guidant has the option to purchase the remaining interest for $6.0 million beginning in January 2004 and is required to purchase it if certain conditions are met. Guidant expects any additional consideration to be recorded as IPRD. Guidant recorded a $16.0 million IPRD charge in connection with the purchase of the majority interest and a related milestone payment, since technological feasibility of the project has not been attained and the research has no alternative future uses. Guidant may pay milestone payments over the course of clinical development.

X Technologies, Inc.: In March 2003, Guidant entered into an agreement to acquire the stock of X Technologies, Inc. (X Technologies). X Technologies manufactures the FX miniRAIL, a coronary device for the treatment of de novo lesions and in-stent restenosis. The acquisition will be effective upon satisfaction of certain conditions, including U.S. Food and Drug Administration (FDA) approval for the FX miniRAIL. X Technologies will receive a $60.0 million cash payment on the effective date of the transaction and may receive additional cash milestone payments based on future performance criteria. Guidant provided a $6.4 million revolving line of credit to X Technologies, which will be deemed additional consideration upon the effective date of the acquisition.

Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At March 31, 2003, Guidant’s accrual for milestone obligations totaled $20.8 million, which will be paid during the next three years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions range from $6.0 million to $380.0 million payable from 2003 to 2008, depending on when and if milestones are attained. Potential milestone payments during the next 12 months range from $6.0 million to $80.0 million.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 8 – Dividend

The Company’s Board of Directors declared a second quarter dividend for 2003 of $0.08 per common share outstanding. The dividend of approximately $25.0 million is payable June 30, 2003, to shareholders of record on June 16, 2003.

Note 9 – Contingencies

A discussion of the Company’s policies with respect to legal proceedings and other loss contingencies is described in the “Significant Accounting Policies” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The description of legal proceedings in Part II, Item 1 (“Legal Proceedings”) to this filing is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
(Dollars in millions except per share data)
(unaudited)

Guidant Corporation pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. Guidant develops, manufactures and markets the following products and services that enable less-invasive care for some of life’s most threatening medical conditions:

  Implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia), including implantable cardiac resynchronization therapy cardioverter defibrillator (CRT-D) systems used to treat heart failure
  Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy cardioverter pacemaker (CRT-P) systems used to treat heart failure
  Coronary stent systems for the treatment of coronary artery disease
  Angioplasty dilatation catheters, intravascular radiotherapy systems and related accessories for the treatment of coronary artery disease
  Products for emerging therapies including noncoronary stent and angioplasty products, beating heart surgery, endoscopic vessel harvesting and less-invasive endovascular procedures for the treatment of abdominal aortic aneurysms (AAA)

Guidant has principal operations in the U.S., Europe and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the U.S. and a combination of direct sales representatives and independent distributors in international markets. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

Operating Results — Three Months Ended March 31, 2003

Summary

Guidant reported $885.4 million in sales in the first quarter of 2003, representing 25% growth compared to the first quarter of 2002. Growth in unit volume, price increases and favorable fluctuations in foreign currency exchange rates increased net sales by 16%, 4% and 5%. The impact of favorable fluctuations in foreign currency exchange rates on net sales was $35.0 million. All of Guidant’s geographies and major product lines experienced growth. U.S. net sales of $616.0 million grew 22% over the prior year, while international net sales of $269.4 million increased 32%. Net income was $93.4 million in the first quarter of 2003 compared to $139.5 million for the same period in 2002. First quarter 2003 net income included $92.7 million of after-tax charges related to litigation surrounding the ANCURE® ENDOGRAFT® System Department of Justice investigation and in-process research and development (IPRD). First quarter 2002 net income included $4.3 million of after-tax charges related to IPRD.

Sales

ICD Systems

Worldwide net sales of ICD systems in the first quarter of 2003 were $332.4 million, an increase of 72% over the same period in 2002. ICD system sales include sales of CRT-D systems. Growth in unit volume, price increases and favorable fluctuations in foreign currency exchange rates increased net sales by 55%, 12% and 5%. U.S. ICD system sales increased 75% to $273.0 million, while international net sales of $59.4 million were up 57% over the same period in the prior year. Net sales of ICD systems increased due to the following:

  Positive impact of MADIT II and preliminary COMPANION clinical trial results on the international ICD market
  Market acceptance of CONTAK RENEWAL® CRT-D System launched in the U.S. in late January 2003
  Continued acceptance of the PRIZM® family of ICD Systems
  International sales of CONTAK RENEWAL 2 CRT-D System and VITALITY™ ICD System
  Addition of over 190 sales representatives dedicated to cardiac rhythm management products in the U.S.

Guidant launched or received FDA approval for three ICD systems in the first quarter of 2003: the CONTAK RENEWAL, the VITALITY AVT® and the PRIZM AVT.

The Medicare Coverage Advisory Committee (MCAC) voted unanimously that the evidence was adequate to apply the findings of the MADIT II trial to all Medicare patients who meet the inclusion and exclusion criteria for the MADIT II trial. MCAC recommended to the Center for Medicare and Medicaid Services (CMS) to expand reimbursement coverage for MADIT II indications. The final decision for reimbursement rests with CMS.

Pacemaker Systems

Worldwide pacemaker system sales were $160.0 million for the quarter ended March 31, 2003, an increase of 13% over the prior year. These revenues include sales of CRT-P systems outside the U.S. Growth in unit volume, price increases and favorable fluctuations in foreign currency exchange rates increased net sales by 3%, 5% and 5%. U.S. pacemaker system sales grew 11% to $101.7 million and international sales grew 17% to $58.3 million for the three months ended March 31, 2003 compared to the prior year period. Pacemaker system sales were driven by continued acceptance of the INSIGNIA™ family of pacemakers launched in the U.S. in June 2002 and the previously mentioned increase in the sales organization dedicated to cardiac rhythm management products. Also contributing to sales growth in the first quarter of 2003 was the latest addition to the INSIGNIA family, the INSIGNIA Entra, approved by the FDA in February 2003.

Coronary Stent Systems

Worldwide coronary stent system sales for the first quarter of 2003 were $222.0 million, consistent with first quarter 2002 sales of $220.9 million. Decreases in unit volume and pricing of 2% each were offset by favorable foreign currency fluctuations of 4%. U.S. sales were $134.4 million ($117.3 million to U.S. end-users) for the first quarter of 2003 compared to $157.9 million ($149.0 million to U.S. end-users) for the first quarter of 2002. This decrease is attributable to customers reducing metallic stent inventory in anticipation of drug eluting stents. Sales in the U.S. include sales of dilatation catheters to Cordis Corporation. International sales of coronary stent systems during the first quarter of 2003 were $87.6 million compared to $63.0 million in the first quarter of 2002. Sales of coronary stent systems for the first quarter of 2003 were driven by:

  MULTI-LINK ZETA™ Coronary Stent System launched in the U.S. in September 2002
  11% volume growth in Europe compared to the first quarter of 2002 despite competitive introductions of drug eluting stent therapy and a new metallic stent in the second quarter of 2002
  Sales growth in Japan from Guidant’s MULTI-LINK TRI-STAR™ Coronary Stent System launched in the fourth quarter of 2001 and the introduction of the MULTI-LINK PENTA™ Coronary Stent System in March 2003

The introduction of drug eluting stents is expected to increase the value of coronary stenting substantially. Competitive U.S. entry of drug eluting stents occurred in April 2003. Guidant expects these introductions to reduce the market for metallic stents materially in the U.S. Guidant expects to bring its first drug eluting stent to market through its everolimus program in 2005. Guidant licensed the exclusive right to use everolimus on drug eluting stents from Novartis. The Company has supplemented internal work on its everolimus eluting stent program with the acquisition of certain assets of Biosensors’ everolimus eluting stent program. See Note 7 in the consolidated financial statements for further description of this acquisition.

Sales of coronary stent systems were not materially impacted by the voluntary recall of the MULTI-LINK VISION Coronary Stent System in March 2003. The MULTI-LINK VISION was introduced in February 2003 to a limited number of accounts. Guidant plans to return this system to the European market in the second quarter of 2003.

Angioplasty and Intravascular Radiotherapy Systems and Accessories

Angioplasty and intravascular radiotherapy systems and accessories sales, including atherectomy products, totaled $100.1 million in the first quarter of 2003 compared to $95.1 million during the first quarter of 2002. Sales growth reflects increases in unit volume and favorable foreign exchange rates of 1% and 7%, offset by price declines of 3%. Sales include the rapid-exchange (RX) CROSSAIL™ and the over-the-wire (OTW) OPENSAIL™ Coronary Dilatation Catheters.

Worldwide sales of the GALILEO® Intravascular Radiotherapy System were $15.0 million during the first quarter of 2003 compared to $6.1 million during the same period in 2002, principally due to unit volume growth. The GALILEO System is used for the treatment of in-stent restenosis, the recurrence of a blockage in a coronary artery that had been previously propped open with a coronary stent. The latest generation of this system, the GALILEO III, was launched in the U.S. in September 2002.

Emerging Therapies

Worldwide sales of noncoronary stent and angioplasty products totaled $20.8 million in the first quarter of 2003, representing 25% growth over the same period in the prior year. Growth in unit volume, price increases and favorable fluctuations in foreign currency exchange rates increased net sales of these products by 14%, 4% and 7%. Growth was driven by the DYNALINK® Self Expanding Biliary Stent System and the AGILTRAC™ Peripheral Dilatation Catheter, with continued acceptance of the RX HERCULINK® PLUS, OMNILINK™ Biliary Stent Systems and the ACCULINK ™ Carotid Stent System in Europe.

Sales of cardiac surgery systems were $25.4 million for the quarter ended March 31, 2003, compared to $20.3 million in the prior year comparable period, representing 25% growth, primarily due to increased unit volume. Sales growth was driven by the VASOVIEW® Endoscopic Vessel Harvesting System. Also contributing to the increase was the HEARTSTRING™ Proximal Seal System introduced in September 2002 to facilitate anastomosis.

Sales of the ANCURE ENDOGRAFT System and accessories for the treatment of AAA were $9.7 million for the three months ended March 31, 2003, compared to $15.6 million for the three months ended March 31, 2002. On April 16, 2003, the Company announced that it is evaluating strategic alternatives for its endograft business.

Cost of Products Sold

Cost of products sold was $215.6 million in the first quarter of 2003, representing 24.4% of sales compared to 24.2% in the first quarter of 2002. During the period the Company recognized expenses associated with the voluntary recall of the MULTI-LINK VISION Coronary Stent System. The Company maintained its gross profit as a percentage of sales despite these charges and the decline in U.S. stent sales. During the period, Guidant experienced improvement in manufacturing efficiencies, increased volume and improved pricing.

Research and Development

Guidant continued to invest aggressively in research and development in the first quarter of 2003. Research and development expense was $117.8 million for the quarter ended March 31, 2003, or 13.3% of net sales, compared to $100.7 million in 2002, or 14.2% of net sales.

Important developments on current projects include:

  COMPANION Clinical Trial - Prospective, multi-center, randomized study of patients with advanced heart failure. Preliminary results of the COMPANION clinical trial demonstrated 19% reduction in the primary endpoint of combined all-cause death and hospitalization by adding CRT-D systems to optimal drug therapy and 43% reduction in all-cause mortality for heart failure patients who received Guidant's CRT-D system.
  DECREASE HF Clinical Trial - Heart failure study designed to demonstrate the safety and effectiveness of the flexible pacing modes offered in Guidant's newest CRT-D systems began in March 2003.
  FUTURE I Clinical Trial - Study that evaluates the safety of an everolimus eluting coronary stent utilizing a bioabsorbable drug-delivery coating compared to a metallic stent platform in previously untreated lesions. Announcement of six-month results on March 30, 2003, supports the use of everolimus for drug eluting stents. The FUTURE II clinical trials include a larger population and just completed enrollment. In addition to FUTURE I and II, Guidant plans to initiate the SPIRIT FIRST trial, a dose-selection feasibility study with the MULTI-LINK VISION Coronary Stent System and everolimus, upon successful completion and analysis of preclinical studies.
  ARCHeR Clinical Trial - Study designed to evaluate the safety and effectiveness of carotid artery stenting as a minimally invasive alternative for treating carotid artery disease in patients ineligible for surgery or at high surgical risk. Announcement of preliminary 30-day results on March 30, 2003, were positive.

Guidant recorded a pre-tax IPRD charge of $36.5 million in the first quarter of 2003 related to the following acquisitions:

  Biosensors International - Guidant purchased certain assets of Biosensors International (Biosensors), resulting in $20.5 million of IPRD. Guidant also obtained an exclusive worldwide license to Biosensors' polymer formulation technology in the field of everolimus eluting stents and a non-exclusive license to this technology for use with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the Biosensors everolimus eluting stent that has been used in Biosensors' clinical trials.
  Bioerodible Vascular Solutions - Guidant purchased the majority interest in Bioerodible Vascular Solutions (BVS), an early-stage developer of bioabsorbable stents, resulting in a $16.0 million IPRD charge. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

See Note 7 to the consolidated financial statements for further details regarding these acquisitions.

Guidant recorded a pre-tax IPRD charge of $6.8 million in the first quarter of 2002 in connection with its worldwide co-exclusive license agreement with Novartis Pharma AG and Novartis AG granting Guidant rights to utilize the drug everolimus in drug eluting stents for the treatment of coronary and peripheral vascular diseases.

Sales, Marketing and Administrative

Sales, marketing and administrative expenses were $278.6 million for the three months ended March 31, 2003, an increase of $56.9 million compared to the same period in 2002. The increase was the result of sales growth and continued expansion of the global sales organization, specifically U.S. sales representatives dedicated to cardiac rhythm management.

Interest

Net interest was $1.1 million of income for the three months ended March 31, 2003, compared to $4.1 million of expense for the same period in 2002. The favorable change was driven by a lower average outstanding debt balance, increased interest income due to larger balances in cash and cash equivalents and short-term investments and lower interest rates on borrowings, in part due to interest rate swap agreements not in effect during the first quarter of 2002.

Royalties

Net royalties expense totaled $14.4 million in the first quarter of 2003 compared to $11.3 million for the same period in 2002. The $3.1 million increase was primarily due to increased sales of ICD systems.

Litigation

The Company recorded $64.9 million of litigation expense in the first quarter of 2003 in connection with the anticipated resolution of the previously announced ANCURE ENDOGRAFT System Department of Justice investigation. The total reserve at March 31, 2003 was $92.0 million.

Income Tax Expense

The income tax rates for the quarters ended March 31, 2003 and 2002, were 37.8% and 25.6%. The increase in the income tax rate is due to first quarter 2003 non-tax-deductible charges including the $64.9 million litigation reserve and the IPRD charge for the acquisition of a majority interest in BVS.

LIQUIDITY AND FINANCIAL CONDITION

	March 31, 2003	December 31, 2002
Dollars in millions, except per share data
Cash and cash equivalents (1)	$ 1,105.0	$ 1,014.8
Working capital	$ 1,548.7	$ 1,437.4
Current ratio	2.7:1.0	2.7:1.0
Net cash position (2)	$ 746.9	$ 656.6
Days receivable outstanding	73	68
Inventory turnover	2.75	2.79

     (1) A substantial portion of cash and cash equivalents is held as a permanent investment by Guidant's non-U.S. subsidiaries.
     (2) Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

The Company believes its cash from operations is adequate to meet anticipated working capital needs. Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance-related milestones. At March 31, 2003, Guidant’s accrual for milestone obligations totaled $20.8 million, which will be paid during the next three years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions range from $6.0 million to $380.0 million payable from 2003 to 2008, depending on when and if milestones are attained. Potential milestone payments during the next 12 months range from $6.0 million to $80.0 million.

Summary of Cash Flows

	March 31, 2003	March 31, 2002	Change
In millions
Net cash provided by (used in):
Operating activities	$ 110.3	$ 170.9	($60.6)
Investing activities	(53.3)	(43.3)	(10.0)
Financing activities	9.5	(46.9)	56.4
Effect of exchange rate changes on cash	23.7	(5.5)	29.2

Net increase in cash and cash equivalents	$ 90.2	$ 75.2	$ 15.0

Net cash provided by operating activities was $110.3 million for the first quarter of 2003, a decrease of $60.6 million from the prior year primarily due to:

  $41.9 million decrease in net income, adjusted for noncash items, in the first quarter of 2003 compared to 2002
  $30.4 million decrease in accounts payable and accrued liabilities including increased performance-based employee bonus payouts in 2003; $50.0 million termination fee to Cook, Inc. incurred in 2002, paid in 2003; offset by $62.0 million litigation reserve accrued in 2003 for the ANCURE ENDOGRAFT System investigation

Net cash used in investing activities was $53.3 million for the first quarter of 2003, an increase of $10.0 million from the prior year primarily due to the $17.0 million payment made in March 2003 to purchase certain assets of Biosensors compared to $6.8 million paid to Novartis in the prior year.

Net cash provided by financing activities was $9.5 million for the first quarter of 2003, compared to net cash used of $46.9 million in the prior year, a change of $56.4 million. This change was primarily due to the decrease in payments on long-term debt.

The effect of exchange rate changes on cash increased $29.2 million for the three months ended March 31, 2003, compared to the same period in 2002 primarily due to the strengthening of the Euro and Guidant’s increasing cash levels offshore. Effective January 1, 2003, Guidant’s manufacturing affiliate in Ireland changed from Euro to U.S. dollar functional currency since the majority of transactions are now denominated in U.S. dollars.

At March 31, 2003, the Company had outstanding borrowings of $369.6 million at a weighted average interest rate of 2.80%, including the effect of interest rate swap agreements. Outstanding borrowings included short-term bank borrowings of $6.7 million, along with long-term notes of $362.9 million, which include interest rate swap agreements valued at $13.0 million, due 2006. At March 31, 2003, Guidant had interest rate swap agreements with a notional amount of $350.0 million, converting the fixed interest rate to a variable interest rate indexed to LIBOR. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks. At March 31, 2003, the Company had a $400.0 million credit facility that permits borrowings through August 2003 and a $400.0 million credit facility that permits borrowings through August 2007. There are currently no outstanding borrowings under these arrangements, which carry a variable rate of interest.

The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash needs for 2003, including planned capital expenditures of approximately $230.0 million in 2003.

The Company has recognized net deferred tax assets aggregating $289.4 million at March 31, 2003, compared to $263.9 million at December 31, 2002. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

Significant Accounting Policies

It is important to understand Guidant’s accounting policies in order to understand its financial statements. The most significant policies are described in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements in the Company’s latest Annual Report on Form 10-K.

In preparing the financial statements in accordance with generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. The accounting policies that are most subject to important estimates or assumptions include those described below. The Notes to the Consolidated Financial Statements in our latest Annual Report on Form 10-K described above and this 10-Q provide additional information about management’s evaluation of these items.

Guidant continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals, and various other assumptions believed to be reasonable.

Inventory Reserves — The Company values its inventory at the lower of cost, determined on a first-in, first-out method, or market. Reserves are estimated for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Product Warranties — Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates.

Valuation of Purchased In-Process Research and Development (IPRD), Goodwill and Other Intangible Assets — When a business combination occurs, the purchase price is allocated based upon the fair value of tangible assets, intangible assets, IPRD and goodwill as required by SFAS 141, Business Combinations. The Company recognizes IPRD in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating the future cash flows of the technology and discounting the net cash flows back to their present values. Goodwill represents the excess of cost over the fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. The methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Goodwill is required to be tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected cash flows. Furthermore, our projections of future cash flows require several estimates, including the expected life cycles of the technologies acquired. Our estimates associated with goodwill impairment tests are considered to be significant due to the judgment required in determining fair value amounts, including projected future cash flows.

Income Taxes — Guidant operates in multiple tax jurisdictions with different tax rates and must determine the allocation of income to each of these jurisdictions based on estimates and assumptions. In the normal course of business, the Company will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

Legal Proceedings and Other Loss Contingencies — The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive or treble damage claims, or claims for injunctive relief related to alleged infringement of a third party’s patents, or seek declarations affecting the validity of the Company’s patents. Litigation outcomes are not within the Company’s complete control, are difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both i) probable or known that a liability has been incurred, and ii) the amount of the loss is reasonably estimable, in accordance with SFAS 5, Accounting for Contingencies. If the reasonable estimate of a probable or known loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

Field Actions

As further described in the Company’s Annual Report on Form 10-K and Exhibit 99.1 to this filing, the medical device industry is subject to substantial regulation, including by the FDA and comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, the Company is subject to regulation as a device manufacturer. Regulations cover many aspects of the Company's operations, including quality systems, marketing and device reporting.

From time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions range from very minor issues affecting a small number of units to more significant actions.

In February 2003, the Company introduced the MULTI-LINK VISION Coronary Stent System to a limited number of accounts in Europe and Australia. On March 31, 2003, the Company announced its voluntary withdrawal of the system as the result of customer observations regarding a small number of stents becoming dislodged from their delivery systems. Patients who have received the stent are not affected by this action. Guidant expects to reintroduce the product during the second quarter of 2003.

Also in February 2003, the Company introduced the VITALITY PLUS ICD System, an extended-longevity defibrillator, in a limited number of international accounts. The Company elected to discontinue distribution of the system following its receipt of performance data from a key supplier that made it difficult to assure the system would meet extended-longevity expectations. The remainder of the Company’s VITALITY family of products remains available to physicians.

In April 2003, the Company notified a small number of physicians who had been shipped affected product that the feet on certain AXIUS™ Vacuum Stabilizers were not malleable. The Company has corrected the issue and does not believe it presents a safety risk to patients.

In May 2003, the Company recalled one lot of the MULTI-LINK PIXEL Coronary Stent System as the result of irregularities in packaging.

In May 2003, the Company issued follow-up information to physicians following the Company's multi-chambered pacemakers that have tachycardia response features. The information relates to an extremely rare battery measurement error that may result from the devices’ programming. The Company is not aware of any adverse health events affecting patients. The issue is expected to be resolved through a non-invasive programming adjustment.

Cautionary Factors

This report includes forward-looking statements, including statements concerning accounting estimates, expectations with respect to announced transactions and related milestone payments, anticipated litigation outcomes and related reserves, sales trends, recovery of tax assets, cash flows and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

  The development of the coronary stent market, including the introduction of drug eluting stents by the Company's competitors, which is expected to substantially affect the market for coronary stents generally.
  The effects of operating in a highly regulated industry, the necessity for appropriate reimbursement of therapies and the significance of legal matters in Guidant's industry.
  Other factors included on Exhibit 99.1 to this filing, which is incorporated herein by reference.

Actual results may differ materially. The Company does not undertake to update its forward-looking statements.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was carried out, under the supervision of and with the participation of the Company’s management, including the Company’s chief executive officer (CEO) and chief financial officer (CFO), of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of the evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

A discussion of the Company’s policies with respect to legal proceedings and other loss contingencies is provided in “Significant Accounting Policies” of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit against the Company alleging that the sale of the Company’s stent products infringes the Palmaz/Schatz patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in arbitration proceedings. As part of the agreement, each party received licenses to the other’s patents involved in the disputes. The arbitration proceeding regarding the Palmaz/Schatz patents will resolve whether Cordis is entitled to damages based on a limited number of remaining claims under U.S. patent 4,733,762. A ruling is expected in mid 2003. In a separate arbitration, Guidant has asserted claims against Cordis under Guidant’s Lau/Lam patents. The arbitration process commenced in the first quarter of 2002, with Guidant asserting claims under U.S. patents 5,514,154 and 6,066,167 relating to Cordis’ BX VELOCITY and OMNI BX stents. An arbitration decision is expected in early 2004.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic AVE, Inc.), filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief and monetary damages and to invalidate ACS stent patents asserted against Medtronic AVE.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude) filed suit against the Company’s subsidiaries, Cardiac Pacemakers, Inc. (CPI) and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motion, the case has been transferred to the District Court for Minnesota. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled through 2003.

On December 3, 2002, the Company filed suit against Boston Scientific Corporation (Boston Scientific) in the Northern District of California claiming that Boston Scientific’s Express 2 Monorail stent system infringes the Company’s Lau patent directed to a rapid exchange stent delivery system. Boston Scientific subsequently filed a counterclaim alleging that the Company’s products infringe five of Boston Scientific’s patents relating to balloon dilatation. The parties are seeking injunctive relief and monetary damages.

On December 30, 2002, Boston Scientific filed suit against the Company in the Northern District of California alleging that the sale of the Company’s stent delivery systems and balloon catheter angioplasty products, including the MULTI-LINK ZETA, MULTI-LINK PENTA and AGIL-TRAC products, infringe certain patents owned by Boston Scientific. In the lawsuit, Boston Scientific is seeking injunctive relief and monetary damages.

On April 14, 2003, Medinol Ltd. filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA and MULTI-LINK PENTA products infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages.

Except with respect to the matters described above, the outcomes of which could be material to the Company, the ultimate liability in excess of reserves associated with other matters (including the previously disclosed matters described below) is not expected to have a material effect on consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period. See the Company’s filing on Form 10-K for additional information.

As previously reported, Guidant was informed that it is a target of an investigation by the U.S. Department of Justice and the Office of Criminal Investigations of the FDA into matters relating to the Company’s ANCURE ENDOGRAFT System for the treatment of AAA. In March 2001, the Company voluntarily halted production and sale of the product and performed a voluntary recall following the discovery of certain regulatory compliance deficiencies in the business unit responsible for the sales of the product. The product was returned to full market release in August 2001 with FDA approval. The Company is cooperating fully in the investigation and has announced $92.0 million in reserves taken as part of an anticipated resolution of the matter.

The Company has also been served with a number of individual suits and is aware of the filing of additional suits alleging product liability related causes of action relating to the ANCURE System.

On June 15, 2000, Medtronic, Inc. (Medtronic) filed a declaratory judgment action against the Company and its CPI subsidiary in the District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI’s patents for atrial fibrillation technology or that the patents are not valid. Subsequently, Guidant asserted additional patents related to atrial fibrillation technology against Medtronic in the same court. Currently, nine patents are being asserted against Medtronic in this consolidated litigation. Pretrial matters are scheduled through 2003.

Anna Mirowski, Eli Lilly and Company and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude’s defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, a patent that expired in March 2001. The jury awarded damages of $140 million against St. Jude. The Company did not record a gain. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed each of the three jury findings above, along with the jury award. The court awarded St. Jude certain post-trial fees and costs (in an immaterial amount), along with contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court’s rulings. The plaintiffs’ appeal is pending in the Federal Circuit Court of Appeals.

On March 13, 2003, the Company and Boston Scientific filed a joint motion to dismiss without prejudice the claims and counterclaims between them relating to the use of paclitaxel and the Company’s merger agreement (now terminated) with Cook Group Incorporated. On March 14, 2003, the Court granted the joint motion. As further described in the Company’s filing on Form 10-K, litigation between Cook Incorporated (Cook) and Boston Scientific concerning agreements between Cook and the Company relating to paclitaxel remains before the Court of Appeals for the Seventh Circuit.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the registrant filed a Current Report on Form 8-K dated January 2, 2003, reporting under Item 5 on the issuance of a press release (Exhibit 99 to such filing) announcing the preliminary results of the DELIVER clinical trial and anticipated termination of the Company's merger agreement with Cook Group Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION (Registrant)
Date: May 14, 2003	/S/ Keith E. Brauer
Vice President, Finance and
Chief Financial Officer

Date: May 14, 2003	/S/ Peter J. Mariani
Corporate Controller and
Chief Accounting Officer

CERTIFICATIONS

I, Ronald W. Dollens, certify that:

  I have reviewed this quarterly report on Form 10-Q of Guidant Corporation;

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ Ronald W. Dollens
Chief Executive Officer

I, Keith E. Brauer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Guidant Corporation;

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ Keith E. Brauer
Chief Financial Officer

99.1   EXHIBIT INDEX

          Exhibit 99.1: Factors Possibly Affecting Future Operating Results

          Exhibit 99.2: Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002