Form 10-Q
period 2003-06-30
GUIDANT CORP
filed 2003-08-14
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    X      No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X     No ____

The number of shares of common stock outstanding as of August 6, 2003:

Class	Number of Shares Outstanding
Common	311,116,943

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Operation
(In millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$ 944.9	$ 787.8	$ 1,820.6	$ 1,481.9
Cost of products sold	232.7	199.9	445.8	363.1

Gross profit	712.2	587.9	1,374.8	1,118.8
Research and development	130.3	99.6	243.9	196.8
Purchased in-process research and development	12.0	--	48.5	6.5
Sales, marketing and administrative	301.2	239.8	574.1	453.1
Interest, net	(2.0)	1.7	(3.1)	5.8
Royalties, net	16.8	13.7	31.2	24.9
Amortization	3.4	3.1	6.7	6.2
Other, net	0.6	5.0	5.8	7.1
Litigation, net	422.8	(137.1)	422.8	(137.1)
Foundation contribution	--	40.0	--	40.0
Restructuring charge	--	14.0	--	14.0

Income (loss) from continuing operations before income taxes	(172.9)	308.1	44.9	501.5
Income taxes	(93.2)	90.8	(34.1)	142.2

Income (loss) from continuing operations	(79.7)	217.3	79.0	359.3
Loss from discontinued operations, net of income taxes	(17.4)	(12.5)	(82.7)	(15.0)

Net income (loss)	($ 97.1)	$ 204.8	($ 3.7)	$ 344.3

Earnings (loss) per share-basic
Income (loss) from continuing operations	($ 0.26)	$ 0.72	$ 0.26	$ 1.19
Loss from discontinued operations, net of income taxes	(0.06)	(0.04)	(0.27)	(0.05)

Net income (loss)	($ 0.32)	$ 0.68	($ 0.01)	$ 1.14
Earnings (loss) per share-diluted
Income (loss) from continuing operations	($ 0.26)	$ 0.71	$ 0.26	$ 1.17
Loss from discontinued operations, net of income taxes	(0.06)	(0.04)	(0.27)	(0.05)

Net income (loss)	($ 0.32)	$ 0.67	($ 0.01)	$ 1.12

Dividends declared per common share	--	--	$ 0.08	--

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$1,190.4	$1,014.8
Short-term investments	10.3	10.3
Accounts receivable, net of allowances of $31.8 (2003) and $30.9 (2002)	757.8	693.9
Inventories	339.9	297.5
Deferred income taxes	242.0	210.0
Prepaid expenses and other current assets	57.3	63.9
Current assets of discontinued operations	2.1	12.8

Total Current Assets	2,599.8	2,303.2
Other Assets
Goodwill, net of allowances of $159.5 (2003) and $159.4 (2002)	516.5	516.2
Other intangible assets, net of allowances of $67.2 (2003) and $60.3 (2002)	143.3	93.2
Deferred income taxes	49.8	53.9
Investments	44.6	46.8
Sundry	47.0	50.4
Other assets of discontinued operations	0.4	8.3

	801.6	768.8
Property and equipment, net of accumulated depreciation of $607.0 (2003) and $550.6 (2002)	707.1	644.1

	$4,108.5	$3,716.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$ 88.1	$ 69.0
Employee compensation	139.8	189.1
Cordis accrual	425.0	--
Other liabilities	267.2	309.8
Income taxes payable	117.5	248.3
Short-term debt	72.8	6.8
Current liabilities of discontinued operations	31.3	42.8

Total Current Liabilities	1,141.7	865.8

Noncurrent Liabilities
Long-term debt	357.8	361.7
Other	172.3	166.8

	530.1	528.5
Commitments and contingencies	--	--

Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	--	--
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 310,201,000	256.2	226.1
Additional paid-in capital	229.0	200.7
Retained earnings	1,974.0	2,002.3
Deferred cost, ESOP	(19.6)	(24.2)
Unearned compensation	(59.1)	--
Treasury stock, at cost:
Shares: 2,388,000 (2002)	--	(92.0)
Accumulated other comprehensive income	56.2	8.9

	2,436.7	2,321.8

	$4,108.5	$ 3,716.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Provided by Operating Activities
Net income (loss)	($ 3.7)	$ 344.3
Adjustments to Reconcile Net Income (Loss) to Cash
Provided by Operating Activities
Depreciation	63.0	55.1
Amortization of other intangible assets	6.7	6.4
Provision for inventory and other losses	29.6	42.8
Purchased in-process research and development	48.5	6.8
Other noncash, net	(16.1)	(28.4)

	128.0	427.0
Changes in Operating Assets and Liabilities
Receivables	(37.8)	(54.8)
Inventories	(46.9)	(31.5)
Prepaid expenses and other current assets	7.7	--
Accounts payable and accrued liabilities	(18.0)	43.3
Income taxes payable	(124.5)	91.8
Other liabilities	335.0	69.1

Net Cash Provided by Operating Activities	243.5	544.9

Investing Activities
Investment purchases	(1.9)	(12.1)
Sale/maturity of investments	1.4	0.1
Additions of property and equipment, net	(125.4)	(68.3)
Additions of other assets, net	(1.5)	(6.4)
Purchase of in-process research and development	(39.7)	(6.8)
Acquisition of business, net of cash acquired	(63.6)	--

Net Cash Used for Investing Activities	(230.7)	(93.5)

Financing Activities
Increase (decrease) in borrowings, net	62.2	(287.3)
Issuance of common stock under stock plans and other capital
transactions	42.9	26.6
Dividends paid	(24.6)	--
Repurchase of common stock	(0.3)	--

Net Cash Provided by (Used for) Financing Activities	80.2	(260.7)

Effect of Exchange Rate Changes on Cash	82.6	59.6

Net Increase in Cash and Cash Equivalents	175.6	250.3
Cash and Cash Equivalents at Beginning of Period	1,014.8	437.8

Cash and Cash Equivalents at End of Period	$1,190.4	$688.1

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

Certain reclassifications have been made to prior year amounts to conform to current year presentation (see Note 8).

Note 2 – Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The pro forma impact on net income (loss) assumes a forfeiture rate of approximately 10%. These pro forma amounts may not be representative of the effects on reported net income (loss) for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net income (loss)	($97.1)	$ 204.8	($ 3 .7)	$ 344.3
Deduct: Total stock option employee compensation expense, net of tax	15.1	24.3	31.0	49.1

Pro forma net income (loss)	($112.2)	$ 180.5	($34.7)	$ 295.2

Earnings (loss) per share:
Basic--as reported	($ 0.32)	$ 0.68	($0.01)	$ 1.14

Basic--pro forma	($ 0.37)	$ 0.60	($0.11)	$ 0.98

Diluted--as reported	($ 0.32)	$ 0.67	($0.01)	$ 1.12

Diluted--pro forma	($ 0.37)	$ 0.59	( $0.11)	$ 0.96

In February 2003, Guidant’s Board of Directors authorized the issuance of approximately 2.3 million restricted shares of common stock (U.S.) and restricted stock units (outside the U.S.) to over 2,000 employees. Restricted stock awards granted to certain executive officers vest over six years. Awards granted to other employees vest over three years. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. This grant includes a performance element that allows

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Stock-Based Compensation (continued)

vesting to accelerate if certain Guidant share price performance measures are met. Specifically, 1/3 of the general grant will vest immediately upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($34.37 on February 18, 2003). Portions of the executive officer grant may accelerate from six years to three years under this same performance measure. Guidant recorded $79.0 million of unearned compensation in conjunction with this grant, representing the fair value of restricted stock awards on the date of grant. Unearned compensation will be recognized as compensation expense ratably over the vesting period or earlier based on the performance element. The related compensation expense totaled $16.6 million and $19.4 million for the three- and six-month periods ended June 30, 2003. The first performance element was met in July 2003; therefore, additional compensation expense for the portion earned in the second quarter of 2003 was recorded. The Company will record approximately $17.0 million of compensation expense during the remainder of 2003 related to this award, absent the achievement of an additional performance measure.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2003	December 31, 2002

Finished products	$131.2	$135.4
Work in process	65.1	58.0
Raw materials and supplies	143.6	104.1

	$339.9	$297.5

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income (loss) from continuing operations	($79.7)	$ 217.3	$ 79.0	$ 359.3
Loss from discontinued operations, net of income taxes	(17.4)	(12.5)	(82.7)	(15.0)

Net income (loss)	($97.1)	$ 204.8	($ 3.7)	$ 344.3

Earnings (loss) per share-basic
Income (loss) from continuing operations	($0.26)	$ 0.72	$ 0.26	$ 1.19
Loss from discontinued operations, net of income taxes	(0.06)	(0.04)	(0.27)	(0.05)

Net income (loss)	($0.32)	$ 0.68	($ 0.01)	$ 1.14

Earnings (loss) per share-diluted
Income (loss) from continuing operations	($0.26)	$ 0.71	$ 0.26	$ 1.17
Loss from discontinued operations, net of income taxes	(0.06)	(0.04)	(0.27)	(0.05)

Net income (loss)	($0.32)	$ 0.67	($ 0.01)	$ 1.12

Weighted average common shares outstanding	304.52	301.48	303.86	301.12
Effect of dilutive stock options and restricted stock awards	--	4.74	--	5.65

Weighted average common shares outstanding
and assumed conversions	304.52	306.22	303.86	306.77

All stock options were excluded from loss per share-diluted for the three- and six-month periods ended June 30, 2003, as the impact would have been anti-dilutive. Earnings per share-diluted for the three- and six-month periods ended June 30, 2002, exclude 31.0 million and 28.0 million shares related to stock options, as the exercise price of these stock options was greater than the average market value, resulting in an anti-dilutive effect on earnings per share-diluted.

Note 5 — Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges. For the second quarter 2003 and 2002, comprehensive income (loss) was ($70.7) million and $270.1 million. Comprehensive income for the six months ended June 30, 2003 and 2002 was $43.6 million and $402.9 million. The decrease in comprehensive income (loss) was primarily due to net losses in 2003 versus net income in 2002 and a decrease in foreign currency translation gains in 2003 compared to 2002.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 6 — Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Information:	2003	2002	2003	2002

Net Sales(1):
U.S.	$640.9	$552.7	$1,247.3	$1,042.4
International	304.0	235.1	573.3	439.5

	$944.9	$787.8	$1,820.6	$1,481.9

(1)     Revenues are attributed to countries based on location of the customer.

	June 30, 2003	December 31, 2002
Long-lived Assets:
U.S.	$618.8	$559.6
International	88.3	84.5

	$707.1	$644.1

	Three Months Ended June 30,		Six Months Ended June 30,
Classes of Similar Products:	2003	2002	2003	2002
Net Sales:
Implantable cardioverter defibrillator
systems	$377.2	$251.2	$709.6	$444.6
Pacemaker systems	172.7	159.6	332.7	301.3
Coronary stent systems	224.4	228.0	446.4	448.9
Angioplasty and intravascular
radiotherapy systems and accessories .	118.4	107.5	233.5	208.7
Emerging therapies	52.2	41.5	98.4	78.4

	$944.9	$787.8	$1,820.6	$1,481.9

Note 7 – Acquisitions

Biosensors International: In March 2003, the Company completed its acquisition of certain assets of Biosensors International’s (Biosensors) everolimus-eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus-eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the Biosensors everolimus-eluting stent that has been used in Biosensors’ clinical trials. Guidant recorded a $20.5 million in-process research and development (IPRD) charge in connection with the purchase, since technological feasibility of the project has not been attained and the research has no alternative future uses. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus-eluting stent trial, FUTURE I. Biosensors may receive additional milestone payments over the course of clinical development and upon CE Mark approval and receive royalties on future sales of products utilizing Biosensors’ technology.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Acquisitions (continued)

Bioabsorbable Vascular Solutions: In March 2003, Guidant acquired the majority interest in Bioabsorbable Vascular Solutions (BVS, formerly referred to as Bioerodible Vascular Solutions) for $10.0 million. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. Guidant has the option to purchase the remaining interest for $6.0 million beginning in January 2004 and is required to purchase it if certain conditions are met. Guidant expects any additional consideration to be recorded as IPRD. Guidant recorded a $16.0 million IPRD charge in March 2003 in connection with the purchase of the majority interest and a related milestone payment, since technological feasibility of the project has not been attained and the research has no alternative future uses. Guidant may make milestone payments over the course of clinical development.

X Technologies, Inc.: In June 2003, Guidant acquired X Technologies, Inc. (X Technologies), the manufacturer of the FDA-approved FX miniRAIL™ Balloon Catheter, a device for the treatment of coronary artery disease. Guidant paid $60.0 million in cash and forgave a $4.5 million extension of credit. Guidant may make additional payments upon future satisfaction of sales performance criteria. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including $55.9 million to intangible assets related to developed technology.

Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon the acquired companies reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At June 30, 2003, Guidant’s accrual for milestone obligations totaled $10.8 million and will be paid during the next four years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions of up to $315.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.5 million to $30.0 million. The Company continues to evaluate business development opportunities, which may generate additional payments.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 8 – Discontinued Operations

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE® ENDOGRAFT® System product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the Department of Justice investigation. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of receivables and settlement of liabilities. Guidant has written down long-lived assets to their fair value and recorded inventory and accounts receivable at net realizable value. Management expects the disposal process to be completed no later than June 2004.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the AAA product line represents a discontinued operation. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of AAA as a discontinued operation for all periods presented. Net loss from discontinued operations includes impairment of certain long-lived assets, inventory write-downs and accruals for employee severance and lease commitments. A liability of $19.0 million remains at June 30, 2003.

At June 30, 2003 and December 31, 2002, there were $2.5 million and $21.1 million in assets and $31.3 million and $42.8 million in liabilities related to the AAA product line. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities include accruals for severance and lease commitments. Liabilities also include the accrual for the ANCURE-related investigation of $30.0 million at December 31, 2002, which was increased to $92.0 million in March 2003. Guidant paid $92.4 million in June 2003.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 8 – Discontinued Operations (continued)

The following summarizes financial information for the AAA product line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$ 3.1	$19.2	$ 12.8	$34.8
Loss from discontinued operations before income taxes	44.8	21.5	112.5	27.4
Net loss from discontinued operations	17.4	12.5	82.7	15.0

Note 9 – Dividend

The Company’s Board of Directors declared a second quarter 2003 dividend of $0.08 per common share outstanding. The dividend of $24.6 million was paid June 30, 2003, to shareholders of record on June 16, 2003.

Note 10 – New Accounting Pronouncements

SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material impact on the Company’s results of operations or financial condition.

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a material impact on the Company’s results of operations or financial condition.

Note 11 – Contingencies

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
(unaudited)

Guidant Corporation pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. The Company develops, manufactures and markets the following products and services that enable less-invasive care for some of life’s most threatening medical conditions:

•	Implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty dilatation catheters, intravascular radiotherapy systems and related accessories for the treatment of coronary artery disease

•	Products for emerging therapies including beating heart surgery, endoscopic vessel harvesting and biliary, peripheral, carotid and neurovascular systems

In June 2003, the Company announced that it would dispose of the ANCURE ENDOGRAFT System product line to treat abdominal aortic aneurysms (AAA). This product line is reflected as a discontinued operation for all periods presented.

Guidant has principal operations in the U.S., Europe and Japan. The Company markets its products in nearly 100 countries through a direct sales force in the U.S. and a combination of direct sales representatives, agents and independent distributors in international markets. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

Operating Results — Three and Six Months Ended June 30, 2003

Summary

Guidant reported $944.9 million in sales for the quarter ended June 30, 2003, representing 20% growth compared to the same period in 2002. Growth in unit volume and favorable fluctuations in foreign currency exchange rates increased sales by 16% and 4%, while product pricing remained stable. The impact of favorable fluctuations in foreign currency exchange rates on sales was $30.5 million. U.S. sales of $640.9 million grew 16% over the prior year, while international sales of $304.0 million increased 29%. Gross margin for the second quarter of 2003 was 75.4%, an increase from 74.6% reported in the second quarter of 2002. Loss from continuing operations was $79.7 million in the second quarter of 2003 compared to income from continuing operations of $217.3 million for the same period in 2002.

Sales for the six months ended June 30, 2003, of $1,820.6 million, increased $338.7 million, or 23% over the same period in 2002. Unit volume, price increases and favorable fluctuations in foreign currency exchange rates increased sales by 17%, 2% and 4%. The impact of favorable fluctuations in foreign currency exchange rates on sales was $64.0 million. U.S. sales of $1,247.3 million grew 20% over the prior year, while international sales of $573.3 million increased 30%. Gross margin for the first half of 2003 was 75.5%, consistent with the gross margin posted in the first half of 2002. Income from continuing operations was $79.0 million in the first six months of 2003 compared to $359.3 million for the same period in 2002.

Sales Summary—Three Months Ended

	June 30, 2003			June 30, 2002
(In millions)	U.S.	Int'l.	Total	U.S.	Int'l.	Total	Growth

Implantable cardioverter
defibrillator systems	$306.7	$70.5	$377.2	$205.2	$46.0	$251.2	50%
Pacemaker systems	107.7	65.0	172.7	102.4	57.2	159.6	8%
Coronary stent systems	123.5	100.9	224.4	153.9	74.1	228.0	(2%)
Angioplasty, intravascular radiotherapy
systems and accessories	61.3	57.1	118.4	57.2	50.3	107.5	10%
Emerging therapies	41.7	10.5	52.2	34.0	7.5	41.5	26%

	$640.9	$304.0	$944.9	$552.7	$235.1	$787.8	20%

Sales

Implantable Cardioverter Defibrillator (ICD) Systems

Worldwide sales of ICD systems in the second quarter of 2003 were $377.2 million, an increase of 50% over the same period in 2002. ICD system sales include sales of CRT-D systems. Growth in unit volume, growth in average system price and favorable fluctuations in foreign currency exchange rates increased sales by 44%, 2% and 4%. U.S. ICD system sales increased 49% to $306.7 million, while international sales of $70.5 million were up 53% over the same period in the prior year. For the first six months of 2003, worldwide ICD system sales were $709.6 million, an increase of 60% over the same period in the prior year. Sales of ICD systems increased due to the following:

•	Positive impact on the ICD market following announcement of the Multicenter Automatic Defibrillator Implantation Trial (MADIT II) and preliminary COMPANION clinical trial results

•	Positive market acceptance of VITALITY™ AVT® ICD System launched in the U.S. in April 2003

•	Continued acceptance in the U.S. of PRIZM® family of ICD Systems and CONTAK® RENEWAL™ CRT-D System

•	International sales growth of VITALITY ICD System launched in the fourth quarter of 2002 and CONTAK RENEWAL 2 CRT-D System launched in the third quarter of 2002

•	Significant additions to cardiac rhythm management U.S. sales force

In July 2003, Guidant announced FDA approval of its third new heart failure device in the last ten months, the CONTAK RENEWAL 3 CRT-D System, and the latest addition to the VITALITY ICD product portfolio, the VITALITY DS ICD System.

In June 2003, the Centers for Medicare and Medicaid Services (CMS) announced its intent to expand national reimbursement coverage for the use of ICDs for patients with a previous heart attack, left ventricular ejection fraction <30%, and QRS duration greater than 120 milliseconds. This patient group represents a sub-population of the MADIT II clinical trial sponsored by Guidant. The CMS announcement, ultimate CMS decision and implementation will help assure the availability of Guidant ICD therapy to a larger population of patients and extend uniform national coverage to the landmark MADIT I clinical trial population.

Additionally, in August 2003, CMS approved Guidant’s proposal for a new hospital reimbursement group for ICD therapy for heart failure patients. The new reimbursement group provides higher reimbursement levels and is effective October 1, 2003.

Pacemaker Systems

Worldwide pacemaker system sales were $172.7 million for the quarter ended June 30, 2003, an increase of $13.1 million or 8% over the same period in the prior year. Pacemaker system sales include sales of CRT-P systems outside the U.S. Growth in unit volume, growth in average system price and favorable fluctuations in foreign currency exchange rates increased sales by 2%, 2% and 4%. U.S. pacemaker system sales grew 5% to $107.7 million and international sales grew 14% to $65.0 million for the second quarter of 2003 compared to the same period in 2002. Worldwide sales of these products for the first six months of 2003 were $332.7 million, an increase of $31.4 million or 10% over the same period in 2002. Pacemaker system sales were driven by continued acceptance of the INSIGNIA™ family of pacemakers and the previously mentioned increase in the sales organization dedicated to cardiac rhythm management products. Also contributing to sales growth in the second quarter of 2003 was the INSIGNIA Entra, approved by the FDA in February 2003. In July 2003, Guidant launched the INSIGNIA Ultra pacemaker in Europe.

Coronary Stent Systems

Worldwide coronary stent system sales for the second quarter of 2003 were $224.4 million, a decrease of 2% from second quarter 2002 sales of $228.0 million. Decreases in unit volume and pricing of 4% and 1% were partially offset by favorable foreign currency exchange rates of 3%. U.S. sales were $123.5 million ($103.7 million to U.S. end-users) for the second quarter of 2003 compared to $153.9 million ($140.5 million to U.S. end-users) for the second quarter of 2002. This decrease is attributable to a competitive U.S. introduction of drug eluting stents in April 2003, which has impacted the market for metallic stents. Sales in the U.S. include sales of dilatation catheters to Cordis Corporation. International sales of coronary stent systems in the second quarter of 2003 grew 36% to $100.9 million compared to $74.1 million in the second quarter of 2002. Coronary stent system sales in Japan grew 80% to $52.4 million compared to the same period in the prior year. Worldwide coronary stent system sales for the first six months of 2003 were $446.4 million compared to $448.9 million for the same period in the prior year. Sales of coronary stent systems include:

•	MULTI-LINK™ ZETA™ Coronary Stent System launched in the U.S. in September 2002 – International acceptance of the MULTI-LINK ZETA Coronary Stent System continued with 8% volume growth in Europe compared to the second quarter of 2002, despite competitive drug eluting stent therapy and a competitor’s launch of a new metallic stent in the second quarter of 2002.

•	MULTI-LINK TRI-STAR™ Coronary Stent System launched in Japan in the fourth quarter of 2001 and the March 2003 launch of the MULTI-LINK PENTA™ Coronary Stent System.

The introduction of drug eluting stents has substantially increased the value of the coronary stent market. Competitive entry of drug eluting stents occurred in Europe in late 2002 and in the U.S. in April 2003. Guidant has experienced a decrease in sales of metallic stents in the U.S. of 12% compared to the first quarter of 2003. A general decline in Guidant’s metallic stent sales is expected as physicians adopt drug eluting stent therapy. Guidant expects to first enter a market through one of its everolimus programs in 2005. Guidant licensed the exclusive right to use everolimus on drug eluting stents from Novartis. The Company has supplemented internal work on its everolimus-eluting stent program with the acquisition of certain assets of Biosensors’ everolimus-eluting stent program. Biosensors achieved a performance milestone under the agreement in June 2003, related to the six-month clinical data of the everolimus-eluting stent FUTURE I clinical trial.

The MULTI-LINK VISION™ was introduced in February 2003 to a limited number of accounts primarily in Europe. It was voluntarily recalled in late March 2003 in response to customer observations regarding a limited number of stents becoming dislodged during delivery. Guidant re-launched the MULTI-LINK VISION in June 2003 in Europe and other geographies. In July 2003, Guidant announced FDA approval of the MULTI-LINK VISION and U.S. launch is expected in August 2003.

Angioplasty and Intravascular Radiotherapy Systems and Accessories

Angioplasty systems and accessories sales, including atherectomy products, totaled $104.2 million in the second quarter of 2003 compared to $98.2 million during the second quarter of 2002. Sales growth of 6% reflects increases in unit volume and favorable foreign exchange rates of 4% and 5%, offset by price declines of 3%. Sales of these products for the six months ended June 30, 2003, were $204.3 million compared to $193.3 million for the same period in the prior year, an increase of 6%. Sales include the rapid-exchange (RX) CROSSAIL™ and the over-the-wire (OTW) OPENSAIL™ Coronary Dilatation Catheters.

Worldwide sales of the GALILEO® Intravascular Radiotherapy System were $14.2 million during the second quarter of 2003 compared to $9.3 million during the same period in 2002, primarily due to increased unit volume. The GALILEO System is used for the treatment of in-stent restenosis, the recurrence of a blockage in a coronary artery that had been previously treated with a coronary stent. Sales were $29.2 million for the first six months of 2003 compared to $15.4 million for the same period in the prior year. Sales in 2003 primarily include the GALILEO III System.

Emerging Therapies

Worldwide sales of biliary, peripheral, carotid and neurovascular systems totaled $24.0 million in the second quarter of 2003, representing 28% growth over the same period in 2002. Growth in unit volume, price increases and favorable foreign currency exchange rates increased sales of these systems by 20%, 2% and 6%. Sales for these systems during the first six months of 2003 were $44.8 million compared to $35.4 million for the same period in 2002, representing a 27% increase. Growth was driven by the DYNALINK® Self Expanding Biliary Stent System and the AGILTRAC™ Peripheral Dilatation Catheter, with continued acceptance of the RX HERCULINK® PLUS and OMNILINK™ Biliary Stent Systems and the RX ACCULINK™ Carotid Stent System in Europe including the RX ACCUNET® Embolic Protection System.

Sales of cardiac surgery systems were $28.2 million for the quarter ended June 30, 2003, compared to $22.7 million for the same period in 2002, representing 24% growth, primarily due to increased unit volume. Sales for the six months ended June 30, 2003 were $53.6 million compared to $43.0 million for the same period in 2002, a 25% increase. Sales growth was driven by the VASOVIEW® Endoscopic Vessel Harvesting System. Also contributing to the increase was the HEARTSTRING™ Proximal Seal System to facilitate anastomosis, which has been on the market since the fourth quarter of 2002.

See “Discontinued Operation” and “Legal Matters” for additional discussion of the Company’s AAA business.

Cost of Products Sold

Cost of products sold was $232.7 million in the second quarter of 2003 compared to $199.9 million for the same period in 2002. Gross profit percentage was 75.4% for the second quarter of 2003, an improvement of 80 basis points over the same period in 2002 and at the high end of the Company’s historical range of 74 – 76%. The improved gross profit percentage was driven by a favorable product mix of ICDs and increased stent sales in Japan, despite the decline in U.S. coronary stent sales. Gross profit percentage was consistent at 75.5% for the six months ended June 30, 2003 and 2002.

Research and Development

Guidant continued to invest aggressively in research and development in the second quarter of 2003. Research and development expense was $130.3 million for the quarter ended June 30, 2003, or 13.8% of sales, compared to $99.6 million in the same quarter in 2002, or 12.6% of sales. Research and development expense for the first six months of 2003 totaled $243.9 million (13.4% of sales) compared to $196.8 million (13.3% of sales) in the same period in 2002.

Through the first half of 2003, the Company announced a number of developments relating to its clinical trials:

•	COMPANION Clinical Trial – Prospective, multi-center, randomized study of patients with advanced heart failure. Preliminary results of the COMPANION clinical trial demonstrated 19% reduction in the primary endpoint of combined all-cause death and hospitalization by adding Guidant’s CRT systems to optimal drug therapy and 43% reduction in all-cause mortality.

•	DECREASE HF Clinical Trial – Heart failure study designed to demonstrate the safety and effectiveness of the flexible pacing modes offered in Guidant’s newest CRT-D systems began in March 2003.

•	FUTURE I and II Clinical Trials – Studies that evaluate the safety of an everolimus-eluting coronary stent utilizing a bioabsorbable drug-delivery coating compared to a metallic stent platform in previously untreated lesions. In June 2003 Biosensors achieved a milestone related to the six-month clinical data of FUTURE I. In addition to FUTURE I and II, Guidant plans to initiate the SPIRIT FIRST trial, a dose-selection feasibility study with the MULTI-LINK VISION Coronary Stent System and everolimus, upon successful completion and analysis of preclinical studies.

•	European PIXEL Clinical Trial – Study designed to evaluate the performance of Guidant’s MULTI-LINK PIXEL™ Small Vessel Stent System. The clinical trial compared the restenosis rates of patients with first-time lesions whose vessels were expanded with a balloon catheter prior to stent implantation versus those who received direct stenting with a MULTI-LINK PIXEL stent. Guidant announced in July 2003 that the study demonstrated six-month restenosis rates of 25% for the patients in the pre-dilatation group, compared to 16% for those patients who received direct stenting.

•	ARCHeR Clinical Trial – Study designed to evaluate the safety and effectiveness of carotid artery stenting as a minimally invasive alternative for treating carotid artery disease in patients ineligible for surgery or at high surgical risk. The Company announced positive preliminary 30-day results in March 2003. In June 2003, Guidant announced enrollment of the first patient in its second clinical trial designed to evaluate carotid stenting, the ARCHeR RX Clinical Trial.

Guidant recorded pre-tax IPRD charges of $12.0 million and $48.5 million for the three- and six-month periods ended June 30, 2003. The Company recorded a $6.5 million pre-tax charge for the six-month period ended June 30, 2002. Key components of these charges include:

•	Biosensors – In the second quarter of 2003, a milestone related to the FUTURE I clinical trial was achieved, resulting in an IPRD charge of $10.1 million. The milestone was based on final adjudication of the six-month MACE (Major Adverse Cardiac Events) rate being equal to or less than the metallic stent in the control arm. In March 2003, Guidant purchased certain assets of Biosensors, resulting in $20.5 million of IPRD. Guidant also obtained an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus-eluting stents and a non-exclusive license to this technology for use with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the Biosensors everolimus-eluting stent that has been used in Biosensors’ clinical trials.

•	Bioabsorbable Vascular Solutions – In March 2003, Guidant purchased the majority interest in Bioabsorbable Vascular Solutions (BVS, formerly referred to as Bioerodible Vascular Solutions), an early-stage developer of bioabsorbable stents, resulting in a $16.0 million IPRD charge. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	Novartis – Guidant recorded a pre-tax IPRD charge of $6.5 million in the second quarter of 2002 in connection with its worldwide co-exclusive license agreement with Novartis Pharma AG and Novartis AG granting Guidant rights to utilize the drug everolimus in drug eluting stents for the treatment of coronary and peripheral vascular diseases.

Sales, Marketing and Administrative

Sales, marketing and administrative expenses were $301.2 million for the three months ended June 30, 2003, an increase of $61.4 million or 25.6% compared to the same period in 2002. These expenses for the six months ended June 30, 2003, totaled $574.1 million compared to $453.1 million for the same period in 2002, an increase of 26.7%. The increases were the result of sales growth and continued expansion of the global sales organization, particularly U.S. sales representatives dedicated to cardiac rhythm management products.

Total expenses increased as a result of additional compensation expense from the restricted stock grants awarded in February 2003. The related compensation expense totaled $16.6 million and $19.4 million for the three- and six-month periods ended June 30, 2003, and were classified in the statement of operations consistent with the functional area of related employees.

Interest

Net interest income was $2.0 million for the three months ended June 30, 2003, compared to $1.7 million of net interest expense for the same period in 2002. Net interest income was $3.1 million for the six months ended June 30, 2003, compared to $5.8 million of net interest expense for the same period in 2002. The favorable change from 2002 was driven by a lower average outstanding debt balance, increased interest income due to larger balances in cash and cash equivalents and short-term investments and lower interest rates on borrowings, in part due to an additional interest rate swap agreement entered into in March 2003 that was not in effect during the second quarter of 2002.

Royalties

Net royalties expense totaled $16.8 million in the second quarter of 2003 compared to $13.7 million for the same period in 2002. These expenses for the six months ended June 30, 2003, totaled $31.2 million compared to $24.9 million in the same period in the prior year. The increase in 2003 compared to 2002 was primarily due to increased sales of ICD systems.

Litigation

The Company recorded a $422.8 million net litigation charge in the second quarter of 2003 primarily related to the preliminary arbitration decision involving Cordis Corporation. In the second quarter of 2002, Guidant recorded a net legal benefit of $137.1 million primarily due to an award in Guidant’s favor against Medtronic, Inc.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice, relating to the previously disclosed investigation regarding the ANCURE ENDOGRAFT System product line for the treatment of AAA. The Company subsequently has been served with a number of products and securities class action cases, as well as derivative suits. The plea and subsequent proceedings are further described in Part II, Item I, to this filing, and the description is incorporated herein by reference.

On July 1, 2003, the Company announced that it and its EVT subsidiary had entered a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. Under the terms of the agreement, the Company will enhance its compliance programs including a focus on comprehensive policies, procedures and training. Training will include adverse event reporting, complaint and medical device reporting (MDR) processes and corrective and preventive action processes. In addition, Guidant’s EVT subsidiary has additional compliance activities. The agreement has a five-year term.

Income Tax

The income tax rates for the quarters ended June 30, 2003 and 2002, were 53.9% ($93.2 million tax benefit) and 29.5% ($90.8 million tax expense). The income tax rates for the six-month periods ending June 30, 2003 and 2002, were 75.9% ($34.1 million tax benefit) and 26.0% ($142.2 million tax expense). The change in the income tax rates in 2003 is due to litigation and IPRD charges in 2003 that are tax-deductible at U.S. tax rates. Guidant's ongoing operations are impacted by overseas operations that operate in jurisdictions having statutory tax rates that are lower than the U.S. statutory tax rates.

Discontinued Operation

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System product line to treat AAA due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the Department of Justice investigation. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of receivables and settlement of liabilities. Guidant has written down long-lived assets to their fair value and recorded inventory and accounts receivable at net realizable value. Management expects the disposal process to be completed no later than June 2004.

The accompanying consolidated financial statements and notes reflect the results of operations and financial position of AAA as a discontinued operation for all periods presented. The net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs and accruals for employee severance and lease commitments. A liability of $19.0 million remains at June 30, 2003. The accrual for the ANCURE-related investigation of $30.0 million at December 31, 2002, was increased to $92.0 million in March 2003. Guidant paid $92.4 million in June 2003.

The following summarizes financial information for the AAA product line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$ 3.1	$19.2	$ 12.8	$34.8
Loss from discontinued operations before income taxes	44.8	21.5	112.5	27.4
Net loss from discontinued operations	17.4	12.5	82.7	15.0

LIQUIDITY AND FINANCIAL CONDITION

	June 30, 2003	December 31, 2002
(Dollars in millions)
Cash and cash equivalents (1)	$ 1,190.4	$ 1,014.8
Working capital	$ 1,458.1	$ 1,437.4
Current ratio	2.3:1.0	2.7:1.0
Net cash position (2)	$ 770.1	$ 656.6
Days receivable outstanding	71	68
Inventory turnover	2.80	2.78

(1)      A substantial portion of cash and cash equivalents is held as a permanent investment by Guidant’s non-U.S. subsidiaries.
(2)     Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

The Company believes its cash from operations is adequate to meet anticipated working capital needs. Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At June 30, 2003, Guidant’s accrual for milestone obligations totaled $10.8 million, which will be paid during the next four years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions of up to $315.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.5 million to $30.0 million. The Company continues to evaluate business development opportunities, which may require additional commitments of cash in the future.

Summary of Cash Flows

	Six Months Ended June 30,
	2003	2002	Change
(In millions)
Net cash provided by (used for):
Operating activities	$ 243.5	$ 544.9	($301.4)
Investing activities	(230.7)	(93.5)	(137.2)
Financing activities	80.2	(260.7)	340.9
Effect of exchange rate changes on cash	82.6	59.6	23.0

Net increase in cash and cash equivalents	$ 175.6	$ 250.3	($74.7)

Net cash provided by operating activities was $243.5 million for the first six months of 2003, a decrease of $301.4 million from the comparable period in 2002 primarily due to:

•	$299.0 million decrease in net income (loss), adjusted for noncash items, in the first six months of 2003 compared to 2002

•	$61.3 million decrease in accounts payable and accrued liabilities primarily due to increased performance-based employee bonus payouts in 2003 compared to 2002

•	$216.3 million decrease in taxes payable due to net loss in 2003 compared to net income in 2002

•	Decreases in other liabilities including $50.0 million termination fee to Cook, Incorporated and $30.0 million ANCURE litigation accrual, both of which were incurred in 2002 and paid in 2003 (remaining ANCURE litigation of $62.4 million accrued and paid in 2003) and $40.0 million Guidant Foundation contribution accrued in 2002 partially offset by:

•	$425.0 million increase in other liabilities for the Cordis accrual

Net cash used for investing activities was $230.7 million for the first six months of 2003, an increase of $137.2 million from the prior year due to the following:

•	$57.1 million primarily related to the termination of a lease and purchase of the related land and buildings

•	$27.6 million for the asset purchase and related milestone payment to Biosensors

•	$10.0 million for the purchase of Bioabsorable Vascular Solutions

•	$63.6 million for the acquisition of X Technologies, Inc.

Net cash provided by financing activities was $80.2 million for the first six months of 2003, compared to net cash used of $260.7 million in the prior year, a change of $340.9 million due to the following:

•	$62.2 million increase in borrowings in 2003 compared to net payments of $287.3 in 2002

•	$16.3 million increase in issuances of common stock for stock option exercises partially offset by:

•	$24.6 million in dividend payments in 2003

The effect of exchange rate changes on cash increased $23.0 million for the six months ended June 30, 2003, compared to the same period in 2002 primarily due to the strengthening of the Euro and Guidant’s increasing cash levels offshore. Effective January 1, 2003, Guidant’s manufacturing affiliate in Ireland changed from Euro to U.S. dollar functional currency since the majority of transactions are now denominated in U.S. dollars.

At June 30, 2003, the Company had outstanding borrowings of $430.6 million at a weighted average interest rate of 2.55%, including the effect of interest rate swap agreements. Outstanding borrowings included short-term bank borrowings and commercial paper of $72.8 million, along with long-term notes of $357.8 million, which include interest rate swap agreements valued at $9.3 million, due 2006. At June 30, 2003, Guidant had interest rate swap agreements with a notional amount of $350.0 million, converting the fixed interest rate to a variable interest rate indexed to LIBOR. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks, primarily outside the U.S. At June 30, 2003, the Company had a $400.0 million credit facility that permits borrowings through August 2003 and a $400.0 million credit facility that permits borrowings through August 2007. There are currently no outstanding borrowings under these arrangements, which carry a variable rate of interest.

The Company believes that amounts available through existing commercial paper programs and cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash needs for the remainder of 2003, including planned capital expenditures of approximately $110.0 million.

The Company has recognized net deferred tax assets aggregating $291.8 million at June 30, 2003, compared to $263.9 million at December 31, 2002. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

Product Warranties — Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and product reliability rates. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates.

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

Field Actions

As further described in the Company’s Annual Report on Form 10-K and Exhibit 99 to this filing, the medical device industry is subject to substantial regulation, including by the FDA and comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, the Company is subject to regulation as a device manufacturer. Regulations cover many aspects of the Company’s operations, including quality systems, marketing and device reporting.

From time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions.

Announced field actions since the Company’s last filing on Form 10-Q include the following:

In June 2003, the Company took action on a unique PULSAR MAX II Pacemaker failure that occurred in Japan. The Company’s quality system isolated the cause to an incomplete electrical connection resulting from a single manufacturing operation that potentially affected 115 devices. The Company voluntarily removed all potentially affected non-implanted devices. The Company also communicated the very low risk of this issue to physicians monitoring patients with potentially affected implanted devices and provided recommendations to ensure appropriate patient care. No serious injuries have been reported as a result of this situation.

A shipment to a Guidant subsidiary contained a small number of MULTI-LINK ZETA Coronary Stents that had a packaging defect. There were no patients affected by this issue and the affected product was recovered.

In August 2003, the Company informed regulatory authorities and is in the process of advising physicians concerning steps physicians should consider to assure a consistent and quality end-of-service experience with VIGOR® Pacemakers. The communication provides information regarding device behavior as well as options for best managing patients with VIGOR Pacemakers, including follow-up considerations or the potential replacement of the device as it approaches end-of-service. These measures address pauses in pacing that can only arise upon programmer interaction with the device or through electrocautery use near the device. There have been no reports of serious injury related to these behaviors. VIGOR Pacemakers were distributed from August 1994 to June 2002.

In July 2003, Guidant voluntarily issued an advisory notice to European physicians reinforcing points in the instructions for use for the RX ACCUNET Embolic Protection System and is planning to update the product labeling. Guidant took this action after receiving notice of one instance in the U.S. in which the RX ACCUNET filter basket detached from the guide wire after becoming entangled in a stent. The RX ACCUNET is available for commercial distribution in Europe and is in clinical studies in the U.S. as well as selected sites in Europe for use in capturing embolic debris released during carotid stenting procedures. No serious injuries have been reported as a result of this situation.

Cautionary Factors

This report includes forward-looking statements, including statements concerning accounting estimates, expectations with respect to announced transactions and related milestone payments, anticipated litigation and field action outcomes and related reserves, sales trends, recovery of tax assets, cash flows and the timing of product developments (particularly with respect to clinical trials and product launch dates for stents). The statements are based on assumptions about many important factors, including assumptions concerning:

•	The development of the coronary stent market, including the effects of the introduction of drug eluting stents by the Company’s competitors, which has affected the market for coronary stents generally.

•	The effects of operating in a highly regulated industry, the necessity for appropriate reimbursement of therapies and the significance of legal matters in Guidant’s industry.

•	Other factors included on Exhibit 99 to this filing, which is incorporated herein by reference.

Actual results may differ materially. The Company does not undertake to update its forward-looking statements.

Item 4. Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of the Company’s management, including the Company’s chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Shareholders was held on May 19, 2003. The following matters were voted on at the meeting:

Election of Directors:

NAME	FOR	WITHHELD
James M. Cornelius	263,182,088	3,305,078
Michael Grobstein	235,730,641	30,756,525
Mark Novitch, M.D.	263,292,189	3,194,977
Eugene L. Step	262,990,338	3,496,828

Ratification of the appointment of Ernst & Young LLP as independent auditors for the year 2003:

For	232,524,610
Against	32,378,579
Abstain	1,583,977

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

The Company is involved in various patent, product liability, commercial, shareholder, and other legal proceedings that arise from time to time in the course of the Company’s business. The Company believes that it is not currently involved in legal proceedings other than those identified below that could reasonably be expected to have a material effect on the financial condition or results of operations of the Company. Nevertheless, litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes that it has valid defenses in the matters identified below (subject to the settlements, decisions and accruals described below), the Company could in the future incur material judgments or enter into material settlements of claims.

Patent claims include challenges to the coverage and/or validity of the Company’s patents on various products or processes as well as allegations that the Company’s products infringe patents held by competitors or other third parties. Although the Company believes that it has valid defenses to these challenges with respect to material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit against the Company, alleging that the sale of the Company’s stent products infringes the Palmaz/Schatz patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in arbitration proceedings. As part of the agreement, each party received licenses to the other’s patents involved in the disputes; thus, future sales of the Company’s products are not affected by the resolution of this matter. On June 5, 2003, the arbitration panel entered a preliminary finding that the Company’s MULTI-LINK DUET Coronary Stent System infringes certain claims under the patents owned by Cordis. The Company has requested additional review of the findings by the arbitration panel. A final decision is expected in August 2003. If the panel upholds its decision following further review, the Company will make a payment of $425.0 million to Cordis in the fourth quarter of 2003. The Company accrued the amount of the award in the second quarter of 2003.

In a separate arbitration, the Company asserted claims against Cordis under the Company’s Lau/Lam patents. The arbitration process commenced in the first quarter of 2002, with the Company asserting claims under U.S. patents 5,514,154 and 6,066,167 relating to Cordis’ BX VELOCITY and OMNI BX stents. A preliminary arbitration decision is expected in early 2004.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic AVE, Inc.), filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of the ACS MULTI-LINK Coronary Stent System infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, co-ownership of the patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic AVE are invalid.

On June 15, 2000, Medtronic, Inc. (Medtronic) filed a declaratory judgment action against the Company and its Cardiac Pacemakers, Inc. (CPI) subsidiary in the District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI’s patents for atrial fibrillation technology or that the patents are not valid. Subsequently, the Company asserted additional patents related to atrial fibrillation technology against Medtronic in the same court. Currently, eight patents are being asserted against Medtronic in this consolidated litigation. Pretrial matters are scheduled through 2003.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude), filed suit against the Company’s subsidiaries, CPI and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motion, the case has been transferred to the District Court for Minnesota. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled through 2003.

On December 3, 2002, the Company filed suit against Boston Scientific Corporation (Boston Scientific) in the Northern District of California claiming that Boston Scientific’s Express 2 Monorail stent system infringes the Company’s Lau patent directed to a rapid exchange stent delivery system. Boston Scientific subsequently filed a counterclaim alleging that the Company’s products infringe five of Boston Scientific’s patents relating to balloon dilatation. The parties are seeking injunctive relief and monetary damages. On July 2, 2003, the court ruled that certain defenses raised by Boston Scientific are subject to an arbitration provision in a prior settlement agreement between the Company and Boston Scientific. As a result, the court issued a stay of the litigation, including Boston Scientific’s claims against the Company, pending the outcome of the arbitration.

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

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a settlement with the U.S. Department of Justice, relating to the previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. Under the terms of the agreement, EVT plead guilty to 10 felony counts, including nine for shipping misbranded products and one involving false statements to the government. EVT agreed to fines and forfeitures totaling $43.4 million and an additional $49.0 million civil settlement payment to the government. The expenses associated with this settlement were recorded in prior periods.

As previously announced, prior to the EVT plea, the Company had been served with a number of individual suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been served with a small number of complaints and additional such suits may be filed. The Company has also been served with three putative class action complaints in the Northern District of California. These cases generally allege that plaintiffs suffered physical injury or death as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and injunctive relief.

Also following the EVT plea, the Company has been served with a number of securities class action complaints and shareholder derivative suits relating to the ANCURE System. The securities complaints have been filed against the Company, EVT and certain of their current and former officers and directors in the Southern District of Indiana. Generally, the complaints allege that during all or a portion of the period from June 23, 1999 through June 12, 2003 public statements by the Company relating to the ANCURE System were false and misleading. The complaints seek damages on behalf of persons who purchased or otherwise acquired Company shares during that period.

The derivative suits currently are pending in the Southern District of Indiana, in the Superior Court of the State of California, County of San Mateo, and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company (and EVT in the California matter), generally allege that the Company’s directors (in addition to EVT's officers and directors in the California matter) breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The California matter also includes state-law allegations of unfair trade and business practices relating to alleged defects with the product. Further, a second complaint has been filed in the Superior Court of the State of California, County of San Mateo, naming only the Company and EVT, which also includes state-law allegations of unfair trade and business practices relating to sales of the product.

Anna Mirowski, Eli Lilly and Company and two Guidant subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude’s defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, a patent that expired in March 2001. The jury awarded damages of $140 million against St. Jude. The Company did not record a gain. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed each of the three-jury findings above, along with the jury award. The court awarded St. Jude certain post-trial fees and costs (in an immaterial amount), along with contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court’s rulings. The plaintiffs’ appeal is pending in the Federal Circuit Court of Appeals.

As further described in the Company’s filing on Form 10-K, litigation between Cook Incorporated (Cook) and Boston Scientific concerning agreements between Cook and the Company relating to paclitaxel was appealed to the Court of Appeals for the Seventh Circuit. On June 19, 2003, that court affirmed, with modifications, a district court injunction prohibiting certain performance under the agreements.

Item 6. Exhibits and Reports on Form 8-K.

    (a)        Exhibits. The Exhibit Index is incorporated herein by reference.

    (b)        Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed four Current Reports on Form 8-K: (i) filing dated April 16, 2003, describing pursuant to Item 12 the Company’s earnings release of the same date; (ii) filing dated June 5, 2003, describing pursuant to Item 5 the Company’s press release of the same date announcing the preliminary result in the Cordis arbitration further described in this 10-Q filing; (iii) filing dated June 16, 2003, describing pursuant to Item 5 and furnishing pursuant to Item 12 the Company’s press release of the same date announcing the Company’s exit of its AAA product line; and (iv) filing dated June 18, 2003, furnishing pursuant to Item 12 schedules reflecting the reclassification in accordance with generally accepted accounting principles of certain of the Company’s financial statements in connection with discontinued operations relating to the exit of the AAA product line.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION (Registrant)

Date:	August 14, 2003	/s/ Keith E. Brauer
Vice President, Finance and
Chief Financial Officer

Date:	August 14, 2003	/s/ Peter S. Mariani
Vice President, Corporate
Controller and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit 31.1:   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Ronald W. Dollens

Exhibit 31.2:   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of Keith E. Brauer

Exhibit 32.1:   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Ronald W. Dollens

Exhibit 32.2:   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of Keith E. Brauer

Exhibit 99:     Factors Possibly Affecting Future Operating Results