Form 10-Q
period 2003-09-30
GUIDANT CORP
filed 2003-11-12
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    X      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No _____

The number of shares of common stock outstanding as of November 10, 2003:

Class	Number of Shares Outstanding
Common	310,998,557

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$ 937.8	$ 813.1	$ 2,758.4	$ 2,295.0
Cost of products sold	224.3	200.2	670.1	563.3

Gross profit	713.5	612.9	2,088.3	1,731.7
Research and development	141.4	101.9	385.3	298.7
Purchased in-process research and development	35.2	--	83.7	6.5
Sales, marketing and administrative	303.9	243.9	878.0	697.0
Interest, net	(1.0)	0.1	(4.1)	5.9
Royalties, net	17.0	13.8	48.2	38.7
Amortization	5.3	3.3	12.0	9.5
Other, net	0.2	6.1	6.0	13.2
Litigation, net	--	--	422.8	(137.1)
Foundation contribution	--	--	--	40.0
Restructuring charge	--	--	--	14.0

Income from continuing operations before income taxes	211.5	243.8	256.4	745.3
Income taxes	64.1	65.8	30.0	208.0

Income from continuing operations	147.4	178.0	226.4	537.3
Loss from discontinued operations, net of income taxes	(18.3)	(2.9)	(101.0)	(17.9)

Net income	$ 129.1	$ 175.1	$ 125.4	$ 519.4

Earnings per share-basic
Income from continuing operations	$ 0.48	$ 0.59	$ 0.74	$ 1.78
Loss from discontinued operations, net of income taxes	(0.06)	(0.01)	(0.33)	(0.06)

Net income	$ 0.42	$ 0.58	$ 0.41	$ 1.72

Earnings per share-diluted
Income from continuing operations	0.47	$ 0.58	$ 0.73	$ 1.75
Loss from discontinued operations, net of income taxes	(0.06)	(0.01)	(0.33)	(0.06)

Net income	$ 0.41	$ 0.57	$ 0.40	$ 1.69

Dividends declared per common share	$ 0.08	--	$ 0.16	--

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2003 (unaudited)	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$1,353.4	$1,014.8
Short-term investments	11.6	10.3
Accounts receivable, net of allowances
of $31.6 (2003) and $30.9 (2002)	796.9	693.9
Inventories	378.0	297.5
Deferred income taxes	269.3	210.0
Prepaid expenses and other current assets	76.2	63.9
Current assets of discontinued operations	1.3	12.8

Total Current Assets	2,886.7	2,303.2

Other Assets
Goodwill, net of allowances of $159.6 (2003) and $159.4 (2002)	516.2	516.2
Other intangible assets, net of allowances of $72.5 (2003) and
$60.3 (2002)	138.4	93.2
Deferred income taxes	49.8	53.9
Investments	50.0	46.8
Sundry	53.4	50.4
Other assets of discontinued operations	0.2	8.3

	808.0	768.8
Property and equipment, net of accumulated depreciation of
$633.0 (2003) and $550.6 (2002)	730.4	644.1

	$4,425.1	$3,716.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2003 (unaudited)	December 31, 2002
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$ 85.6	$ 69.0
Employee compensation	183.7	189.1
Cordis accrual	425.0	--
Other liabilities	283.9	309.8
Income taxes payable	180.4	248.3
Short-term debt	90.4	6.8
Current liabilities of discontinued operations	30.7	42.8

Total Current Liabilities	1,279.7	865.8

Noncurrent Liabilities
Long-term debt	358.0	361.7
Other	158.4	166.8

	516.4	528.5
Commitments and contingencies	--	--

Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	--	--
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 311,948,000	296.4	226.1
Additional paid-in capital	248.4	200.7
Retained earnings	2,078.4	2,002.3
Deferred cost, ESOP	(18.3)	(24.2)
Unearned compensation	(46.5)	--
Treasury stock, at cost:
Shares: 2,388,000 (2002)	--	(92.0)
Accumulated other comprehensive income	70.6	8.9

	2,629.0	2,321.8

	$4,425.1	$3,716.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Provided by Operating Activities
Net income	$ 125.4	$ 519.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation	96.2	86.0
Amortization of other intangible assets	11.9	9.8
Provision for inventory and other losses	46.8	65.9
Purchased in-process research and development	83.7	6.8
Other noncash, net	42.6	(11.1)

	406.6	676.8
Changes in Operating Assets and Liabilities
Receivables	(68.5)	(22.9)
Inventories	(96.2)	(78.8)
Prepaid expenses and other current assets	(17.2)	(22.0)
Accounts payable and accrued liabilities	16.5	68.5
Income taxes payable	(48.2)	80.3
Other liabilities	342.7	85.8

Net Cash Provided by Operating Activities	535.7	787.7

Investing Activities
Investment purchases	(8.8)	(12.1)
Sale/maturity of investments	1.7	0.1
Additions of property and equipment, net	(180.9)	(102.0)
Additions of other assets, net	(1.8)	(6.4)
Purchase of in-process research and development	(74.8)	(6.8)
Acquisition of business, net of cash acquired	(63.6)	--

Net Cash Used for Investing Activities	(328.2)	(127.2)

Financing Activities
Increase (decrease) in borrowings, net	79.5	(285.9)
Issuance of common stock under stock plans and other capital transactions	89.0	39.6
Dividends paid	(49.2)	--
Repurchase of common stock	(10.5)	--

Net Cash Provided by (Used for) Financing Activities	108.8	(246.3)
Effect of Exchange Rate Changes on Cash	22.3	55.3

Net Increase in Cash and Cash Equivalents	338.6	469.5
Cash and Cash Equivalents at Beginning of Period	1,014.8	437.8

Cash and Cash Equivalents at End of Period	$ 1,353.4	$ 907.3

See notes to consolidated financial statements

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
(In millions, except per share data)
(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. A discussion of the Company’s significant accounting policies is described in the “Significant Accounting Policies” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

Note 2 – Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The pro forma impact on net income assumes a forfeiture rate of approximately 10%. The last broad-based stock option grant was in July 2001 for approximately 11.0 million shares. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported net income	$ 129.1	$ 175.1	$ 125.4	$ 519.4
Deduct: Total stock option employee compensation expense, net of tax	15.1	24.0	49.1	78.9

Pro forma net income	$ 114.0	$ 151.1	$ 76.3	$ 440.5

Earnings per share:
Basic--as reported	$ 0.42	$ 0.58	$ 0.41	$ 1.72

Basic--pro forma	$ 0.37	$ 0.50	$ 0.25	$ 1.46

Diluted--as reported	$ 0.41	$ 0.57	$ 0.40	$ 1.69

Diluted--pro forma	$ 0.36	$ 0.49	$ 0.24	$ 1.43

In February 2003, Guidant’s Board of Directors authorized the issuance of approximately 2.3 million restricted shares of common stock (U.S.) and restricted stock units (outside the U.S.) to over 2,000 employees. Restricted stock awards are expensed ratably over the vesting period. Restricted stock awards granted to certain executive officers vest over six years. Awards granted to other employees vest over three years. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. This grant includes a performance element that allows vesting to accelerate if certain Guidant share price

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Stock-Based Compensation (continued)

performance measures are met. Specifically, 1/3 of the general grants will vest immediately upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($34.37 on February 18, 2003). Portions of the executive officer grants may accelerate from six years to three years under this same performance measure. Guidant recorded $79.0 million of unearned compensation in conjunction with this grant, representing the fair value of restricted stock awards on the date of grant. Unearned compensation will be recognized as compensation expense ratably over the vesting period or earlier based on the aforementioned performance element. The related compensation expense totaled $12.8 million and $32.2 million for the three- and nine-month periods ended September 30, 2003. The first performance element was met in July 2003; therefore, additional compensation expense was recorded in the second and third quarters of 2003 for the portion earned in each respective quarter. The Company will record approximately $4.4 million of compensation expense during the remainder of 2003 related to this award, absent the achievement of an additional performance measure.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2003	December 31, 2002
Finished products	$159.6	$135.4
Work in process	68.8	58.0
Raw materials and supplies	149.6	104.1

	$378.0	$297.5

The increase in inventories was primarily due to cardiac rhythm management products driven by the market growth of implantable defibrillators, a management decision to carry increased levels of certain key components and inventories associated with Guidant’s growing U.S. sales force.

Note 4 — Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income from continuing operations	$ 147.4	178.0	$ 226.4	$ 537.3
Loss from discontinued operations, net of income taxes	(18.3)	(2.9)	(101.0)	(17.9)

Net income	$ 129.1	$ 175.1	$ 125.4	$ 519.4

Earnings per share-basic
Income from continuing operations	$ 0.48	$ 0.59	$ 0.74	$ 1.78
Loss from discontinued operations, net of income taxes	(0.06)	(0.01)	(0.33)	(0.06)

Net Income	$ 0.42	$ 0.58	$ 0.41	$ 1.72

Earnings per share-diluted
Income from continuing operations	$ 0.47	$ 0.58	$ 0.73	$ 1.75
Loss from discontinued operations, net of income taxes	(0.06)	(0.01)	(0.33)	(0.06)

Net income	$ 0.41	$ 0.57	$ 0.40	$ 1.69

Weighted average common shares outstanding	306.64	302.09	304.79	301.44
Effect of dilutive stock options and restricted stock awards	8.32	3.31	6.84	4.88

Weighted average common shares outstanding
and assumed conversions	314.96	305.40	311.63	306.32

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 4 — Earnings Per Share (continued)

Total options outstanding at September 30, 2003 and 2002 were 46.8 million and 50.3 million. Earnings per share-diluted includes 32.5 million and 20.3 million stock options for the quarters ended September 30, 2003 and 2002, and 24.7 million and 26.8 million stock options for the nine months ended September 30, 2003 and 2002. Stock options whose exercise price per share was greater than their average market value per share were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact.

Note 5 — Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges. For the third quarters 2003 and 2002, comprehensive income was $143.4 million and $172.4 million. The decrease in comprehensive income was primarily due to lower net income in 2003, partially offset by foreign currency translation gains in 2003 compared to losses in 2002. Comprehensive income for the nine months ended September 30, 2003 and 2002 was $187.0 million and $575.3 million. The decrease in comprehensive income was primarily due to lower net income in 2003 versus 2002.

Note 6 — Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Information:	2003	2002	2003	2002
Net Sales (1):
U.S.	$643.6	$ 572.3	$1,890.9	$1,614.8
International	294.2	240.8	867.5	680.2

	$937.8	$ 813.1	$2,758.4	$2,295.0

(1)     Revenues are attributed to countries based on location of the customer.

	September 30, 2003	December 31, 2002
Long-lived Assets:
U.S.	$643.3	$559.6
International	87.1	84.5

	$730.4	$644.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Classes of Similar Products:	2003	2002	2003	2002
Net Sales:
Implantable defibrillator systems	$384.8	$ 259.7	$1,094.4	$ 704.3
Pacemaker systems	182.9	171.2	515.6	472.5
Coronary stent systems	199.6	232.6	646.0	681.5
Angioplasty systems	119.3	107.9	352.8	316.6
Cardiac surgery, biliary, peripheral and
carotid systems	51.2	41.7	149.6	120.1

	$937.8	$ 813.1	$2,758.4	$2,295.0

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Acquisitions

MediVas LLC: In September 2003, Guidant acquired a subsidiary of MediVas LLC (MediVas), including rights to certain bioabsorbable polymer technologies. The agreement provides Guidant with an exclusive worldwide license to these bioabsorbable polymer products, related pre-clinical and clinical data, and intellectual property for use with drugs in the “rolimus” family, as well as a non-exclusive license for use with other drugs. Guidant recorded a $35.2 million in-process research and development (IPRD) charge in connection with the purchase, since technological feasibility of the project has not been attained and the research has no alternative future uses. MediVas may receive additional milestone payments over the course of clinical development and receive royalties on future sales of licensed products utilizing MediVas’ technology.

Biosensors International: In March 2003, the Company completed its acquisition of certain assets of Biosensors International’s (Biosensors) everolimus-eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus-eluting stents and a nonexclusive license to use this technology with other drugs in drug-eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the stent platform used in the FUTURE I and FUTURE II clinical trials. Guidant recorded a $20.5 million IPRD charge in connection with the purchase, since technological feasibility of the project has not been attained and the research has no alternative future uses. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to positive six-month clinical data of the everolimus-eluting stent trial, FUTURE I. Biosensors may receive additional milestone payments over the course of clinical development and upon CE Mark approval and receive royalties on future sales of products utilizing Biosensors’ technology.

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

X Technologies, Inc.: In June 2003, Guidant acquired X Technologies, Inc. (X Technologies), the manufacturer of the FDA-approved FX miniRAIL™ Dilatation Catheter, a device for the treatment of coronary artery disease. Guidant paid $60.0 million in cash and forgave a $4.5 million extension of credit. Guidant may make additional payments upon future satisfaction of sales performance criteria. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including $55.9 million to intangible assets related to developed technology.

Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At September 30, 2003, Guidant’s accrual for milestone obligations totaled $10.8 million and will be paid during the next four years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions of up to $386.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.0 million to $53.0 million. The Company continues to evaluate business development opportunities, which may generate additional payments.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 8 – Discontinued Operations

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the Department of Justice investigation. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of receivables and settlement of liabilities. Guidant has written down long-lived assets to fair value and recorded inventory and accounts receivable at net realizable value. Management expects the disposal process to be completed no later than June 2004.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the disposal of the AAA product line represents a discontinued operation. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of AAA as a discontinued operation for all periods presented. Net loss from discontinued operations includes impairment of certain long-lived assets, inventory write-downs, litigation settlements, customer returns and accruals for employee severance and lease commitments. The Company anticipates recording total after-tax losses from discontinued operations of up to $125.0 million in 2003. Guidant has incurred $101.0 million of these losses through September 30, 2003, and could incur up to $24.0 million in the fourth quarter of 2003.

At September 30, 2003, and December 31, 2002, there were $1.5 million and $21.1 million in assets and $30.7 million and $42.8 million in liabilities related to the AAA product line. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities primarily include accruals for severance, product returns and lease commitments expensed in 2003. Liabilities also include the accrual for the ANCURE-related investigation of $30.0 million at December 31, 2002, which was increased to $92.0 million in March 2003 and settled in June 2003 for $92.4 million.

The following summarizes financial information for the AAA product line (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003	2002
Net sales	($9.2)	(1)	$14.3	$ 3.6	$49.1
Loss from discontinued operations before income taxes	25.8		7.2	138.3	34.6
Net loss from discontinued operations	18.3		2.9	101.0	17.9

(1) Represents primarily product returns from customers

Note 9 – Dividend

The Company paid a third quarter 2003 dividend of $24.6 million or $0.08 per common share outstanding on September 15, 2003, to shareholders of record on September 1, 2003. Total dividends paid to date in 2003 are $49.2 million. On October 21, 2003, Guidant’s Board of Directors declared a fourth quarter 2003 dividend of $0.08 per common share outstanding to be paid on December 15, 2003, to shareholders of record on December 1, 2003.

Note 10 – New Accounting Pronouncements

SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Upon adoption, SFAS 149 did not have a material impact on the Company’s results of operations or financial condition.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 10 – New Accounting Pronouncements (continued)

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, SFAS 150 did not have a material impact on the Company’s results of operations or financial condition.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
(unaudited)

Guidant Corporation pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. The Company develops, manufactures and markets the following products and services that enable less-invasive care for some of life’s most threatening medical conditions:

•	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty systems including dilatation catheters, intravascular radiotherapy systems and related accessories for the treatment of coronary artery disease

•	Cardiac surgery, biliary, peripheral, and carotid systems

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

Operating Results — Three and Nine Months Ended September 30, 2003

Summary

Guidant reported $937.8 million in worldwide sales for the quarter ended September 30, 2003, representing 15% growth compared to the same period in 2002. Growth in unit volume favorably impacted sales by 13%. The impact of fluctuations in foreign currency exchange rates increased sales by $23.6 million or 3%. Price declines negatively impacted sales by 1%. U.S. sales of $643.6 million grew 12% over the prior year and international sales of $294.2 million increased 22% (12% in constant currency). Gross margin for the third quarter of 2003 was 76.1%, an increase from 75.4% in the third quarter of 2002. Income from continuing operations was $147.4 million in the third quarter of 2003 compared to $178.0 million for the same period in 2002.

Worldwide sales for the first nine months of 2003 were $2,758.4 million, an increase of $463.4 million or 20% over the same period in 2002. Growth in unit volume favorably impacted sales by 15%. The impact of fluctuations in foreign currency exchange rates increased sales by $89.2 million or 4%. Price increases impacted sales by 1%. U.S. sales of $1,890.9 million grew 17% over the prior year, while international sales of $867.5 million increased 27% (14% in constant currency). Gross margin for the first nine months of 2003 was 75.7% compared to 75.5% in the first nine months of 2002. Income from continuing operations was $226.4 million in the first nine months of 2003 compared to $537.3 million for the same period in 2002.

Sales Summary—Three Months Ended

	September 30, 2003			September 30, 2002
(In millions)	U.S.	Int'l.	Total	U.S.	Int'l.	Total	Growth

Implantable defibrillator systems	$316.6	$ 68.2	$384.8	$211.2	$ 48.5	$259.7	48%
Pacemaker systems	117.3	65.6	182.9	112.3	58.9	171.2	7%
Coronary stent systems	104.3	95.3	199.6	156.8	75.8	232.6	(14%)
Angioplasty systems	63.7	55.6	119.3	7.0	50.9	107.9	11%
Cardiac surgery, biliary, peripheral
and carotid systems	41.7	9.5	51.2	35.0	6.7	41.7	23%

	$643.6	$294.2	$937.8	$572.3	$240.8	$813.1	15%

Sales Summary—Nine Months Ended

	September 30, 2003			September 30, 2002
(In millions)	U.S.	Int'l.	Total	U.S.	Int'l.	Total	Growth

Implantable defibrillator systems	$ 896.3	$ 198.1	$1,094.4	$ 572.0	$ 132.3	$ 704.3	55%
Pacemaker systems	326.7	188.9	515.6	306.7	165.8	472.5	9%
Coronary stent systems	362.2	283.8	646.0	468.6	212.9	681.5	(5%)
Angioplasty systems	185.2	167.6	352.8	167.3	149.3	316.6	11%
Cardiac surgery, biliary, peripheral
and carotid systems	120.5	29.1	149.6	100.2	19.9	120.1	25%

	$1,890.9	$ 867.5	$2,758.4	$1,614.8	$ 680.2	$2,295.0	20%

Sales

Implantable Defibrillator Systems

Worldwide sales of implantable defibrillator systems in the third quarter of 2003 were $384.8 million, an increase of 48% over the same period in 2002. Growth was driven by increased implantable defibrillator volume including a shift toward higher-value CRT-D systems. U.S. implantable defibrillator system sales increased 50% to $316.6 million and international sales increased 40% (26% in constant currency) to $68.2 million in the third quarter of 2003 compared to the same period in the prior year. For the first nine months of 2003, worldwide implantable defibrillator system sales were $1,094.4 million, an increase of 55% over the same period in the prior year. U.S. implantable defibrillator system sales increased 57% to $896.3 million and international sales increased 50% (30% in constant currency) to $198.1 million in the third quarter of 2003 compared to the same period in 2002. Implantable defibrillator systems sales growth was driven by:

•	Growth of the implantable defibrillator market following announcement of the Multicenter Automatic Defibrillator Implantation Trial (MADIT II) and COMPANION clinical trial results – These landmark clinical trials were sponsored by Guidant.

•	Strong market acceptance for CRT-D systems – Guidant’s first CRT-D system received FDA approval in May 2002. Guidant has introduced four new systems since that time. The most recent system, the CONTAK® RENEWAL 4 CRT-D, received Conformité Européene (CE) Mark approval in October 2003. The CONTAK RENEWAL 3 CRT-D received FDA approval in July 2003.

•	Positive market acceptance of the VITALITY™ family of implantable defibrillator systems – VITALITY AVT received FDA approval in April 2003 and VITALITY DS® received FDA approval in September 2003. Additionally, VITALITY EL received FDA approval in September 2003 and was launched in the U.S. in October 2003.

In June 2003, the Centers for Medicare and Medicaid Services (CMS) announced its intent to expand national reimbursement coverage for the use of implantable defibrillators for patients with a previous heart attack, left ventricular ejection fraction of less than or equal to 30%, and QRS duration >120 milliseconds. This patient group represents a sub-population of the MADIT II clinical trial. The CMS decision, which is effective October 1, 2003, will help assure the availability of Guidant implantable defibrillator therapy to a larger population of patients and extend uniform national coverage to the landmark MADIT I clinical trial population. Additionally, in August 2003, CMS approved Guidant’s proposal for a new hospital reimbursement group for implantable defibrillator therapy for heart failure patients. In recognition of increased costs to treat this patient group, this change provides higher reimbursement levels to healthcare providers and is effective October 1, 2003.

In November 2003, FDA granted approval for expansion of the original CRT-D indication to now include those advanced failure patients (NYHA Class III-IV and a QRS duration greater than or equal to 120 milliseconds) who qualify for an ICD under the MADIT II indications. As a result of this expansion, heart failure patients, who also qualify under the MADIT II criteria, can now receive CRT-D therapy without having to undergo invasive electrophysiological testing.

Pacemaker Systems

Worldwide pacemaker system sales were $182.9 million for the quarter ended September 30, 2003, an increase of $11.7 million or 7% over the same period in the prior year. U.S. pacemaker system sales grew 4% to $117.3 million and international sales grew 11% (2% in constant currency) to $65.6 million for the third quarter of 2003 compared to the same period in 2002. Worldwide sales of these products for the first nine months of 2003 were $515.6 million, an increase of $43.1 million or 9% over the same period in 2002. U.S. pacemaker system sales grew 7% to $326.7 million and international sales grew 14% (2% in constant currency) to $188.9 million compared to the same nine-month period in 2002. Pacemaker system sales growth was driven by:

•	Continued acceptance of the INSIGNIA™ family of pacemaker systems

o	FDA approval of INSIGNIA ENTRA Pacemaker Systems in first quarter of 2003

o	European launch of INSIGNIA Ultra and INSIGNIA AVT Pacemaker Systems in third quarter of 2003

•	Broad acceptance of Guidant’s second-generation CRT-P system, the CONTAK RENEWAL TR 2, launched in the second quarter of 2003 in Europe

•	Significant additions to cardiac rhythm management U.S. sales force

In November 2003, Guidant announced FDA approval of the latest addition to the INSIGNIA family of pacemakers, the INSIGNIA Ultra™.

Coronary Stent Systems

Worldwide coronary stent system sales for the third quarter of 2003 were $199.6 million, a decrease of 14% compared to third quarter 2002 sales of $232.6 million. Total U.S. coronary stent system sales were $104.3 million ($92.9 million to U.S. end-users) for the third quarter of 2003 compared to $156.8 million ($142.7 million to U.S. end-users) for the third quarter of 2002. This decline in sales was primarily driven by increasing penetration of competitive drug-eluting stents in the U.S. The Company expects that drug-eluting stent penetration will continue. An additional competitive entry to the U.S. drug-eluting stent market is expected by the first quarter of 2004, which will likely increase the penetration rate through the end of 2004. Coronary stent system sales in the U.S. include sales of stent delivery systems (dilatation catheters) to Cordis Corporation. U.S. end-user coronary stent system sales (which exclude the sales to Cordis Corporation) now account for less than 10% of Guidant’s worldwide revenues compared to 18% in the third quarter of 2002. International sales of coronary stent systems in the third quarter of 2003 grew 25% (18% in constant currency) to $95.3 million compared to $75.8 million in the third quarter of 2002, primarily attributable to unit volume growth of 54% in Japan. Worldwide average pricing for metallic stents has remained stable compared to the third quarter of 2002 and the second quarter of 2003. Price stability resulted from sales growth of the Company’s cobalt chromium MULTI-LINK™ VISION™ Coronary Stent System and favorable geographic mix, offset by modest declines in worldwide stainless steel stent prices.

Worldwide coronary stent system sales for the first nine months of 2003 were $646.0 million compared to $681.5 million for the same period in the prior year. U.S. coronary stent system sales decreased 23% to $362.2 million and international sales grew 33% (22% in constant currency) to $283.8 million in 2003 compared to the same nine-month period in 2002. Coronary stent system sales include:

•	MULTI-LINK VISION Coronary Stent System in Europe since June 2003 and in the U.S. since August 2003

•	MULTI-LINK ZETA™ Coronary Stent System launched in the U.S. in September 2002 - International acceptance continues despite competitive drug-eluting stent therapy and competitive launches of new metallic stents.

•	MULTI-LINK TRI-STAR™ Coronary Stent System launched in Japan in the fourth quarter of 2001 and the MULTI-LINK PENTA™ Coronary Stent System launched in Japan in March 2003

Angioplasty Systems

Angioplasty system sales totaled $119.3 million in the third quarter of 2003 compared to $107.9 million in the third quarter of 2002, reflecting 11% sales growth. Sales of these products for the nine months ended September 30, 2003, were $352.8 million compared to $316.6 million for the same period in the prior year, an increase of 11%. Sales growth is primarily attributable to unit volume increases for guidewires.

Cardiac Surgery, Biliary, Peripheral and Carotid Systems

Worldwide sales of cardiac surgery, biliary, peripheral and carotid systems totaled $51.2 million in the third quarter of 2003, representing 23% growth over the same period in 2002. Sales for these systems during the first nine months of 2003 were $149.6 million compared to $120.1 million for the same period in 2002, representing a 25% increase. Sales growth was driven by:

•	VASOVIEW® Endoscopic Vessel Harvesting System

•	ACROBAT™ Mechanical Off-Pump System

•	..035 Biliary Platform (DYNALINK® Self Expanding Stent and OMNILINK® Balloon Expandable Stent) and AGILTRAC™ Peripheral Dilatation Catheter

•	RX ACCULINK™ Carotid Stent System in Europe including the RX ACCUNET™ Embolic Protection System

See “Discontinued Operation” and “Legal Matters” for additional discussion of the Company’s AAA business.

Cost of Products Sold

Cost of products sold was $224.3 million in the third quarter of 2003 compared to $200.2 million for the same period in 2002. Gross profit percentage was 76.1% for the third quarter of 2003, an improvement of 70 basis points over the same period in 2002 and at the high end of Guidant’s historical range. The improved gross profit percentage was driven by a sales mix shift toward higher value implantable defibrillator systems, including CRT-D systems, and increased manufacturing efficiencies. Cost of products sold was $670.1 million for the first nine months of 2003 compared to $563.3 million for the same period in 2002. Gross profit percentage for the nine months ended September 30, 2003, was 75.7%, compared to 75.5% for the same period in 2002.

Research and Development

Guidant continued its commitment to product innovation by increasing its investment in research and development in the third quarter of 2003. Research and development expense was $141.4 million for the third quarter of 2003, or 15.1% of sales, compared to $101.9 million in the third quarter of 2002, or 12.5% of sales. Research and development expense for the first nine months of 2003 totaled $385.3 million (14.0% of sales) compared to $298.7 million (13.0% of sales) for the same period in 2002. Significant investments in research and development in 2003 include development of next-generation cardiac rhythm management products, drug-eluting stent research and development and Advanced Patient Management™, designed to allow physicians to continuously monitor patient heart function remotely and automatically. Important research and development milestones in 2003 include:

•	COMPANION Clinical Trial – Prospective, multi-center, randomized study of patients with advanced heart failure. Results of the COMPANION clinical trial demonstrated 20% reduction in the primary endpoint of combined all-cause death and hospitalization by adding Guidant’s CRT systems to optimal drug therapy and 36% reduction in all-cause mortality for Guidant’s CRT-D systems.

•	DECREASE HF Clinical Trial – Heart failure study designed to demonstrate the safety and effectiveness of the flexible pacing modes offered in Guidant’s newest CRT-D systems that began in March 2003.

•	FUTURE I and II Clinical Trials – Studies that evaluate the safety of an everolimus-eluting coronary stent utilizing a bioabsorbable drug-delivery coating compared to a metallic stent platform in previously untreated lesions. In June 2003, Biosensors achieved a milestone related to the positive six-month clinical data of FUTURE I. In September 2003, Guidant announced favorable results from FUTURE II, which confirmed the FUTURE I data. FUTURE II six-month results met its primary safety endpoint with a 4.8% major adverse cardiac events (MACE) rate and 0% in-stent restenosis in the everolimus eluting stent arm. The everolimus-eluting stent reduced in-stent tissue proliferation compared to the control arm. FUTURE I 12-month results were also announced, confirming the results of the six-month data. Guidant expects to first enter a market through one of its everolimus-eluting stent programs in 2005.

•	European PIXEL Clinical Trial – Study designed to evaluate the performance of Guidant’s MULTI-LINK PIXEL™ Small Vessel Stent System. The clinical trial compared the restenosis rates of patients with first-time lesions whose vessels were expanded with a balloon catheter prior to stent implantation versus those who received direct stenting with a MULTI-LINK PIXEL stent. Guidant announced in July 2003 that the study demonstrated six-month restenosis rates of 25% for the patients in the pre-dilatation group, compared to 16% for those patients who received direct stenting.

•	ARCHeR Clinical Trial – Study designed to evaluate the safety and effectiveness of carotid artery stenting as a minimally invasive alternative for treating carotid artery disease in patients ineligible for surgery or at high surgical risk. The Company announced positive preliminary 30-day results in March 2003. In September 2003, Guidant completed enrollment in its second clinical trial designed to evaluate carotid stenting, the ARCHeR RX Clinical Trial.

Guidant recorded pre-tax in-process research and development (IPRD) charges of $35.2 million and $83.7 million for the three- and nine-month periods ended September 30, 2003. The Company recorded a $6.5 million pre-tax charge for the nine-month period ended September 30, 2002. Key components of these charges include:

•	MediVas LLC – In September 2003, Guidant acquired a subsidiary of MediVas LLC, including the right to use certain bioabsorbable polymer technologies. Guidant recorded a $35.2 million IPRD charge in connection with the purchase.

•	Biosensors – In June 2003, a milestone related to the positive six-month clinical data results of FUTURE I was achieved, resulting in an IPRD charge of $10.1 million. In March 2003, Guidant purchased certain assets of Biosensors, resulting in $20.5 million of IPRD. Guidant also obtained an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus-eluting stents and a non-exclusive license to this technology for use with other drugs in drug-eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the stent platform used in the FUTURE I and FUTURE II clinical trials.

•	Bioabsorbable Vascular Solutions – In March 2003, Guidant purchased the majority interest in Bioabsorbable Vascular Solutions (BVS, formerly referred to as Bioerodible Vascular Solutions), an early-stage developer of bioabsorbable stents, resulting in a $16.0 million IPRD charge. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	Novartis – Guidant recorded a pre-tax IPRD charge of $6.5 million in the second quarter of 2002 in connection with its worldwide co-exclusive license agreement with Novartis Pharma AG and Novartis AG granting Guidant rights to utilize the drug everolimus in drug-eluting stents for the treatment of coronary and peripheral vascular diseases. In September 2002, the parties expanded the license to make Guidant’s rights exclusive and to provide Guidant the right to sublicense.

Sales, Marketing and Administrative

Sales, marketing and administrative expenses were $303.9 million for the three months ended September 30, 2003, compared to $243.9 million for the same period in 2002, an increase of 24.6%. These expenses for the nine months ended September 30, 2003, totaled $878.0 million compared to $697.0 million for the same period in 2002, an increase of 26.0%. The increases were driven by compensation associated with sales growth and continued expansion of the global sales organization, particularly U.S. sales representatives dedicated to cardiac rhythm management products.

Total expenses increased as a result of compensation expense from the restricted stock grants awarded in February 2003. Restricted stock is expensed ratably over the vesting period or earlier based on performance elements. Additional compensation expense was recorded in the second and third quarter of 2003 as the first performance element was met in July 2003. This performance element was based on 25% appreciation of the 60-day moving average stock price from the date of grant. The related compensation expense totaled $12.8 million and $32.2 million for the three and nine-month periods ended September 30, 2003, and was classified in the income statement consistent with the functional area of related employees.

Interest

Net interest income was $1.0 million for the three months ended September 30, 2003, compared to $0.1 million of net interest expense for the same period in 2002. Net interest income was $4.1 million for the nine months ended September 30, 2003, compared to $5.9 million of net interest expense for the same period in 2002. The favorable change from 2002 was driven by a lower average outstanding debt balance, increased interest income due to larger balances in cash and cash equivalents and short-term investments and lower interest rates on borrowings, in part due to an additional interest rate swap agreement entered into in March 2003 that was not in effect during 2002. Guidant manages interest rate risk by using interest rate swap agreements to convert fixed-rate debt to variable-rate debt.

Royalties

Net royalties expense totaled $17.0 million in the third quarter of 2003 compared to $13.8 million for the same period in 2002. These expenses for the nine months ended September 30, 2003, totaled $48.2 million compared to $38.7 million in the same period in the prior year. The increase was primarily due to increased sales of implantable defibrillator systems.

Litigation

The Company recorded a $422.8 million net litigation charge in the second quarter of 2003 primarily related to the arbitration decision involving Cordis Corporation. In the second quarter of 2002, Guidant recorded a net legal benefit of $137.1 million primarily due to an award in Guidant’s favor against Medtronic, Inc. See also Part II, Item I, “Legal Proceedings”.

Income Tax

The income tax rates for the quarters ended September 30, 2003 and 2002 were 30.3% and 27.0%. The increase in the third quarter tax rate is due to an IPRD charge in the third quarter that is not tax-deductible. The income tax rates for the nine months ending September 30, 2003 and 2002 were 11.7% and 27.9%. The decrease in the nine-month income tax rate in 2003 is primarily due to litigation charges in 2003 that are tax-deductible at U.S. tax rates, partially offset by non-tax-deductible IPRD charges. Guidant’s ongoing operations are impacted by overseas operations having statutory tax rates that are lower than the U.S. statutory tax rates.

Discontinued Operation

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System product line to treat AAA due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the Department of Justice investigation. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of receivables and settlement of liabilities. Guidant has written down long-lived assets to fair value and recorded inventory and accounts receivable at net realizable value. Management expects the disposal process to be completed no later than June 2004.

The accompanying consolidated financial statements and notes reflect the results of operations and financial position of AAA as a discontinued operation for all periods presented. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns, litigation settlements and accruals for employee severance and lease commitments expensed in 2003. The Company anticipates recording total after-tax losses from discontinued operations of up to $125.0 million in 2003. Guidant has incurred $101.0 million of these losses through September 30, 2003, and could incur up to $24.0 million in the fourth quarter of 2003. The accrual for the ANCURE-related investigation of $30.0 million at December 31, 2002, was increased to $92.0 million in March 2003 and settled in June 2003 for $92.4 million. See Part II, Item I for additional information concerning related litigation.

The following summarizes financial information for the AAA product line (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003		2002	2003	2002
Net sales	($9.2)	(1)	$14.3	$ 3.6	$49.1
Loss from discontinued operations before income taxes	25.8		7.2	138.3	34.6
Net loss from discontinued operations	18.3		2.9	101.0	17.9

      (1) Represents primarily product returns from customers

LIQUIDITY AND FINANCIAL CONDITION

	September 30, 2003	December 31, 2002
(Dollars in millions)
Cash and cash equivalents (1)	$ 1,353.4	$ 1,014.8
Working capital	$ 1,607.0	$ 1,437.4
Current ratio	2.3:1.0	2.7:1.0
Net cash position (2)	$ 916.6	$ 656.6
Days receivable outstanding (3)	76	68
Inventory turnover	2.65	2.78
(1)	A substantial portion of cash and cash equivalents is held as a permanent investment by Guidant’s non-U.S. subsidiaries.

(2)	Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

(3)	Days receivable outstanding remain within Guidant's historical price range.

Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At September 30, 2003, Guidant’s accrual for milestone obligations totaled $10.8 million and will be paid during the next four years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions of up to $386.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.0 million to $53.0 million. The Company continues to evaluate business development opportunities, which may require additional commitments of cash in the future.

Summary of Cash Flows

	Nine Months Ended September 30,
	2003	2002	Change
(In millions)
Net cash provided by (used for):
Operating activities	$ 535.7	$ 787.7	($252.0)
Investing activities	(328.2)	(127.2)	(201.0)
Financing activities	108.8	(246.3)	355.1
Effect of exchange rate changes on cash	22.3	55.3	(33.0)

Net increase in cash and cash equivalents	$ 338.6	$ 469.5	($130.9)

Net cash provided by operating activities was $535.7 million for the first nine months of 2003, a decrease of $252.0 million from the same period in 2002 primarily due to:

•	$270.2 million decrease in net income, adjusted for noncash items

•	$128.5 million decrease in income taxes payable due to lower taxable income in 2003

•	$106.0 million decrease in other liabilities including $50.0 million termination fee to Cook Incorporated and $30.0 million ANCURE litigation accrual, both incurred in 2002 and paid in 2003 (remaining ANCURE litigation of $62.4 million accrued and paid in 2003) and $40.0 million Guidant Foundation contribution accrued in 2003 ($14.0 million paid in 2003)

•	$52.0 million decrease in accounts payable and accrued liabilities primarily due to increased performance-based employee bonus payouts in 2003 partially offset by:

•	$425.0 million increase in other liabilities for the Cordis accrual

Net cash used for investing activities was $328.2 million for the first nine months of 2003, an increase of $201.0 million from the prior year due to the following:

•	$63.6 million for the acquisition of X Technologies, Inc.

•	$57.1 million primarily related to the termination of a lease and purchase of the related land and buildings

•	$35.2 million for the purchase of a MediVas LLC subsidiary

•	$27.6 million for the asset purchase and related milestone payment to Biosensors

•	$10.0 million for the purchase of Bioabsorbable Vascular Solutions

Net cash provided by financing activities was $108.8 million for the first nine months of 2003, compared to net cash used of $246.3 million in the prior year, a change of $355.1 million due to the following:

•	$79.5 million increase in borrowings in 2003 compared to net payments of $285.9 million in 2002

•	$49.4 million increase in issuances of common stock for stock option exercises partially offset by:

•	$49.2 million in dividend payments in 2003

•	$10.5 million repurchase of common stock

The effect of exchange rate changes on cash decreased $33.0 million for the nine months ended September 30, 2003, compared to the same period in 2002 primarily due to the strengthening of the Euro at a decreasing rate in 2003 compared to 2002. Effective January 1, 2003, Guidant’s manufacturing affiliate in Ireland changed from Euro to U.S. dollar functional currency since the majority of transactions are now denominated in U.S. dollars.

At September 30, 2003, the Company had outstanding borrowings of $448.4 million at a weighted average interest rate of 2.58%, including the effect of interest rate swap agreements. Outstanding borrowings included short-term bank borrowings and commercial paper of $90.4 million, along with long-term notes of $358.0 million, which include interest rate swap agreements valued at $12.0 million, due 2006. At September 30, 2003, Guidant had interest rate swap agreements with a notional amount of $350.0 million, converting the fixed interest rate to a variable interest rate indexed to LIBOR. Bank borrowings represent short-term uncommitted credit facilities with various commercial banks, primarily outside the U.S. At September 30, 2003, the Company had a $400.0 million credit facility that permits borrowings through August 2004 and a $400.0 million credit facility that permits borrowings through August 2007. There are currently no outstanding borrowings under these facilities, which carry a variable rate of interest.

The Company believes that amounts available through existing commercial paper programs and cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash needs for the remainder of 2003, including planned capital expenditures of approximately $55.0 million and the Cordis payment of $425.0 million. The Company also believes its liquidity position will provide adequate funding to repurchase up to $250.0 million of common shares beginning in the fourth quarter of 2003, subject to market conditions.

The Company has recognized net deferred tax assets aggregating $319.1 million at September 30, 2003, compared to $263.9 million at December 31, 2002. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

Legal Proceedings and Other Loss Contingencies — The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive or treble damage claims, or claims for injunctive relief related to alleged infringement of a third party’s patents, or seek declarations affecting the validity of the Company’s patents. Litigation outcomes are not within the Company’s complete control, are difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements in accordance with SFAS 5, Accounting for Contingencies.

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

From time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-Q, the Company conducted the following field action:

In October 2003, certain manufacturing lots of the 3.0 millimeter diameter MULTI-LINK VISION Coronary Stent System were recalled, as they did not meet Guidant’s manufacturing specification for stent retention. Replacement units of the 3.0 millimeter diameter MULTI-LINK VISION Coronary Stent System were made available to customers within two weeks of the recall. This action did not have a material impact on the Company’s results of operations or financial condition.

Cautionary Factors

This report includes forward-looking statements, including statements concerning accounting estimates, expectations with respect to announced transactions and related milestone payments, anticipated litigation and field action outcomes and related reserves, sales trends, recovery of tax assets, cash flows and the timing of product developments (particularly with respect to clinical trials and product launch dates for stents). The statements are based on assumptions about many important factors, including assumptions concerning:

•	The development of the coronary stent market, including the effects of the introduction of drug-eluting stents by the Company’s competitors, which has affected the market for coronary stents generally

•	The effects of operating in a highly regulated industry, the necessity for appropriate reimbursement of therapies and the significance of legal matters in Guidant’s industry

•	Other factors included on Exhibit 99 to this filing, which is incorporated herein by reference

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

The Company is involved in various patent, product liability, commercial, shareholder, and other legal proceedings that arise from time to time in the course of the Company’s business. The Company believes that it is not currently involved in legal proceedings other than those identified below that could reasonably be expected to have a material effect on the financial condition or results of operations of the Company. Nevertheless, litigation is inherently unpredictable, and excessive verdicts do occur. Although the Company believes that it has valid defenses in the matters identified below (subject to the decisions and accruals described below), the Company may in the future incur material judgments or enter into material settlements of claims.

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

On October 3, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed suit against the Company, alleging that the sale of the Company’s stent products infringes the Palmaz/Schatz patents owned by Cordis. On April 3, 2000, the parties agreed to dismiss all patent litigation between them and resolve remaining disputes in arbitration proceedings. As part of the agreement, each party received licenses to the other’s patents involved in the disputes; thus, future sales of the Company’s products are not affected by the resolution of this matter. On August 19, 2003, the arbitration panel entered a final ruling that the Company’s MULTI-LINK DUET Coronary Stent System infringes certain claims under the patents owned by Cordis. As a result, the Company will make a payment of $425.0 million to Cordis in the fourth quarter of 2003. The Company accrued the amount of the award in the second quarter of 2003.

In a separate arbitration, the Company asserted claims against Cordis under the Company’s Lau/Lam patents. The arbitration process commenced in the first quarter of 2002, with the Company asserting claims under U.S. patents 5,514,154 and 6,066,167 relating to Cordis’ BX VELOCITY and OMNI BX stents. The arbitration hearing took place in October 2003, and a preliminary decision is expected in March 2004.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic AVE, Inc.) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of MULTI-LINK Coronary Stent Systems infringes certain patents owned by Medtronic AVE. The suit is consolidated with a suit by ACS alleging infringement by Medtronic AVE of certain ACS stent patents. The Medtronic AVE complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic AVE is seeking injunctive relief, co-ownership of the patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic AVE are invalid. Pretrial matters are scheduled through 2004.

On June 15, 2000, Medtronic, Inc. (Medtronic) filed a declaratory judgment action against the Company and its Cardiac Pacemakers, Inc. (CPI) subsidiary in the District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI’s patents for atrial fibrillation technology or that the patents are not valid. Subsequently, the Company asserted additional patents related to atrial fibrillation technology against Medtronic in the same court. Currently, eight patents are being asserted against Medtronic in this consolidated litigation. Pretrial matters are scheduled into the second half of 2004.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude), filed suit against the Company’s subsidiaries, CPI and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motion, the case was transferred to the District Court for Minnesota. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Currently four patents are at issue. Pacesetter has sought reexamination of two of the patents. The Company has moved to stay the case in light of the reexaminations.

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

On December 30, 2002, Boston Scientific filed suit against the Company in the Northern District of California alleging that the sale of the Company’s stent delivery systems and balloon catheter angioplasty products, including the MULTI-LINK ZETA, MULTI-LINK PENTA and AGIL-TRAC products, infringe certain patents owned by Boston Scientific. In the lawsuit, Boston Scientific is seeking injunctive relief and monetary damages. Pretrial matters are scheduled through 2004.

On April 14, 2003, Medinol Ltd. filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA and MULTI-LINK PENTA Coronary Stent Systems infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. Pretrial matters are scheduled into late 2004.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to the previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. (Expenses of approximately $92.4 million associated with this settlement were recorded in prior periods.) At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. During the third quarter, the Company settled eleven of the suits that predated the EVT plea for an amount recorded in the third quarter that is not material to the Company. Subsequent to the EVT plea, the Company has been served with approximately fifteen additional individual complaints and more such suits may be filed. Two putative class action complaints covering ANCURE recipients are also pending in the Northern District of California. These cases generally allege that plaintiffs died or suffered other injuries as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While the Company maintains insurance that may serve to reduce the Company’s exposure with respect to these claims, one of the Company's carriers, Allianz Insurance Company (Allianz), has filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage. The Company has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company's rights to coverage. The Company will continue to pursue coverage, and, as described above, continues to make progress in managing its product liability exposure with respect to the ANCURE System.

Also following the EVT plea, the Company has been served with a number of securities class action complaints and shareholder derivative suits relating to the ANCURE System. The securities complaints filed against the Company, EVT and certain of their current and former officers and directors have been consolidated in the Southern District of Indiana. Generally, it is alleged that during all or a portion of the period from June 23, 1999 through June 12, 2003, public statements by the Company relating to the ANCURE System were false and misleading. Damages are sought on behalf of persons who purchased or otherwise acquired Company shares during that period.

The derivative suits currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. During the third quarter, a derivative complaint formerly pending in the Superior Court of the State of California, County of San Mateo, was voluntarily dismissed. An additional complaint has been filed in the Superior Court of the State of California, County of San Mateo, naming only the Company and EVT, which also includes state-law allegations of unfair trade and business practices relating to sales of the product.

In August 2003, Cordis sent the Company a letter alleging that the Company’s MULTI-LINK VISION, MULTI-LINK ZETA, MULTI-LINK PENTA, MULTI-LINK PIXEL and MULTI-LINK ULTRA Coronary Stent Systems infringe a patent of Cordis. If these products are determined to infringe the patent, they are licensed under the April 3, 2000 agreement referred to above in the description of the Cordis matter initiated October 3, 1997. As a result, the dispute relates to what, if any, royalty payments may be required to be made to Cordis.

On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company (Lilly), and Mirowski Family Ventures L.L.C. (Mirowski), alleging the invalidity of certain claims of U.S. patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties have agreed to an expedited proceeding with limited scope.

Anna Mirowski, Lilly and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude’s defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, a patent that expired in March 2001. The jury awarded damages of $140 million against St. Jude. The Company did not record a gain. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed each of the three-jury findings above, along with the jury award. The court awarded St. Jude certain post-trial fees and costs (in an immaterial amount), along with contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court’s rulings. The plaintiffs’ appeal and defendants’ cross appeal are pending in the Federal Circuit Court of Appeals.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed one current report on Form 8-K dated July 17, 2003, describing pursuant to Item 12 the Company’s earnings release of the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION
(Registrant)

Date:	November 11, 2003	/s/ Keith E. Brauer
Vice President, Finance and Chief Financial Officer

Date:	November 11, 2003	/s/ Peter J. Mariani
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