Form 10-K
period 2003-12-31
GUIDANT CORP
filed 2004-02-26
CIK 929987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

The aggregate market value of the registrant’s common shares (the only outstanding equity shares) as of June 30, 2003 (the last trading day of the second fiscal quarter), less shares held by officers and directors of the registrant was approximately $13.7 billion.

The number of shares of Common Stock outstanding as of February 19, 2004: 311,501,483

Portions of the following documents have been incorporated by reference into this report:

Document	Parts into Which Incorporated

Annual Report to Shareholders for
the Fiscal Year Ended December 31, 2003	Parts I, II and IV

Proxy Statement for the Annual
Meeting of Shareholders to be held
May 18, 2004 to be filed within 120
days of December 31, 2003	Part III

PART I

Overview

ITEM 1. Business

Guidant Corporation provides innovative, therapeutic medical solutions of distinctive value for customers, patients and healthcare systems around the world. Guidant’s lifesaving medical technologies are designed to extend the lives and improve the quality of life of millions of patients suffering from life-threatening cardiac and vascular disease. Approximately 12,000 employees develop, manufacture and market the Company’s medical devices in nearly 100 countries, with key operations in the US, Europe and Asia. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

The Opportunity

Cardiovascular disease is the leading cause of death for both men and women in the US today and claims more lives each year than the next five leading causes of death combined. Within cardiovascular disease, Guidant develops, manufactures and markets products that focus on the treatment of coronary arrhythmias, heart failure, coronary artery disease, and biliary and artery disease including:

•	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death (SCD), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty systems including dilatation catheters, intravascular radiotherapy systems and related accessories for the treatment of coronary artery disease

•	Cardiac surgery systems for the treatment of coronary artery disease and biliary, peripheral and carotid systems used to treat artery disease

The population that could be served by Guidant’s products is large. More than 13 million Americans are currently suffering from coronary artery disease with approximately 1.6 million Americans treated each year with a minimally invasive coronary intervention or coronary bypass surgery. Over 63% of all cardiac deaths in the US are due to SCD (approximately 460,000 cases each year) and more Americans die from SCD than from lung cancer, breast cancer and AIDS combined. In the US alone, more than five million people are currently suffering from heart failure and 550,000 new cases are diagnosed annually.

The need for treatment of cardiovascular disease is growing as populations of developed nations become older and risk factors increase. People over 65 have six times the risk of developing cardiovascular disease and heart failure. Hypertension, affecting more than 90 million people in the US alone and growing at a rate exceeding 5 million new cases per year, doubles the risk. Obesity, affecting 30% of the US population and growing at 4% a year, increases the risk by 25 to 50%. And diabetes, growing at up to 10% annually in the US, increases the risk by 2- to 8-fold.

Guidant has a unique opportunity to serve this rapidly growing market with its life-saving, life-improving systems. People at risk for SCD or who suffer from heart failure are significantly underserved. Currently, implantable defibrillator therapy reaches only a fraction of the recipients who would benefit from it. One example of this is the significant gender disparity in the diagnosis and treatment of cardiovascular disease. While more women than men die from SCD, women account for only about 20% of implantable defibrillator recipients. Guidant Reaches Out To Women (GROW) is just one of the Company’s many educational programs targeted to improving physician and consumer awareness about cardiovascular health and treatment.

Over the past ten years, Guidant has been a leader in advancements in clinical science for the treatment of cardiovascular disease. Guidant was the first company to provide heart patients with cardiac resynchronization and defibrillator therapy to protect them from the extremely fast heart rhythms that can lead to SCD. The mortality benefit for heart failure patients and/or heart attack survivors was proven in landmark clinical trials sponsored by Guidant, such as the Multicenter Automatic Defibrillator Implantation Trial (MADIT), the MADIT II clinical trial and the Comparison of Medical Therapy, Pacing, and Defibrillation in Chronic Heart Failure Clinical Trial (COMPANION). The COMPANION trial results demonstrated a significant reduction in the combined outcome of all-cause hospitalization or mortality. As Guidant-sponsored clinical studies continue to demonstrate the benefits of these advanced technologies, the case for broader and earlier intervention builds.

Guidant’s technological expertise, close working relationships with physicians/customers and the healthcare community, and strong support of clinical science all contribute to the Company’s capacity for innovation. This is manifested in technological advancements, continual, iterative product improvements, and in the leveraging of Guidant technologies for new applications. Over the past four years, half of the Company’s revenues have come from products less than twelve months old.

Operating in markets where substantial innovation is mandatory requires strong discipline. Sustained growth and superior returns over the long term have required and will require consistent execution in product development, sustained market presence and market development, and active management of cost structures and incentive systems. A key to this discipline is Guidant’s continued success at educating the medical community on findings from clinical trials that have broadened the patient population that can be served by Guidant’s products. These are all critical in maintaining the resourcefulness to innovate and the resiliency to meet competitive challenges.

2003 Overview

The Company’s performance in 2003 illustrates both resourcefulness and resiliency, as Guidant’s product and market development efforts helped secure a year of remarkable growth in its largest product line, implantable defibrillator systems, while making substantial progress in addressing the challenge and opportunity of drug eluting stents.

In 2003, the Company’s total sales grew 17% to $3.7 billion. This growth was driven, in substantial part, by 48% growth to $1.5 billion in sales of implantable defibrillator systems. Implantable defibrillators, implanted under the skin through a small incision near the collarbone, monitor every single heartbeat and deliver electrical energy to stop dangerously rapid and irregular heartbeats and return the heart to normal rhythm.

Guidant’s product and market development efforts helped drive the growth in implantable defibrillator system sales. Over the course of 2003, the Company introduced seven new defibrillator products in the US and built upon its 2002 US launch of CRT-D systems for the treatment of heart failure. The market grew, among other things, in response to findings from the MADIT II trial, sponsored by Guidant. MADIT II demonstrated implantable defibrillator benefits for heart attack survivors with compromised heart function, and allowed patients to be identified without invasive testing. Positive results of the MADIT II study helped secure expanded labeling and enhanced reimbursement for Guidant devices.

While the growth of the implantable defibrillator market during 2003 was extraordinary, the Company believes that additional opportunity for substantial growth continues. Key variables include those that were evident during 2003: the ability to make continuing incremental product improvements, to promote and benefit from clinical evidence demonstrating the benefits of earlier and broader device intervention, to secure appropriate reimbursement for use of the devices, and to otherwise meet the substantial competition to innovate and sell that exists in the Company’s markets. Guidant expects double-digit implantable defibrillator market growth to continue in 2004, albeit at a slower pace compared to 2003, due in part to the substantial growth in the market experienced in 2003.

The development of drug eluting stents presents another revolutionary opportunity in the treatment of cardiovascular disease. Coronary stents are mesh tubes or coils mounted on catheters that can be advanced from an incision in a patient’s leg up to a blocked coronary artery. The stent is deployed in the coronary artery by inflating the balloon on which it is mounted and pressing the plaque against the wall of the artery. The stent is left in place as scaffolding to hold the artery open. Guidant has long been the market leader in metallic coronary stent sales.

The value of stent therapy has been substantially enhanced by drug eluting stents, which are coated with chemical compounds designed to prevent excessive cell re-growth at the site of stent placement. During 2003, a competitor introduced the first drug eluting stent in the US market, and Guidant estimates that drug eluting stent penetration was approximately 53% of the US stent market at year-end. Drug eluting stents sell at a substantial premium to metallic stents, due in part to significant future healthcare savings expected by patients receiving the device. Reimbursement has been secured for their use, and customers have adopted the technology, generally leading to declining sales of metallic stents. Guidant estimates that the worldwide market for drug eluting stents will exceed $5 billion in 2006.

The Company remains focused on the stent market and expects to introduce a Guidant drug eluting stent in Europe in 2005, with its first US launch in 2006. Guidant is advancing multiple stent platforms and polymers (which bind the drug to the stent) with the intent of introducing a competitive first-generation everolimus eluting stent system, while developing a second-generation product in parallel. Meanwhile, Guidant has agreed to co-promote with Cordis Corporation the CYPHER™ Sirolimus-eluting Coronary Stent in the US. (Previous and current development efforts are further described in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (MD&A) in the Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 (Annual Report) incorporated by reference into this filing and attached as Exhibit 13.)

Guidant continues to maintain approximately 50% of the US metallic stent market and has introduced a premium-valued cobalt chromium metallic stent. While drug eluting stents have reduced US end-user coronary stent sales by 30% to $402.2 million in 2003, all other coronary stent sales have grown by 28% to $441.5 million in 2003. Guidant expects end-user metallic coronary stent sales to continue to decline as additional drug eluting stent competitors enter the market and the therapy is further adopted by physicians.

Despite continued pressure on the metallic stent market, Guidant expects sales in 2004 to grow modestly compared to sales levels in 2003 due to anticipated sales growth in all other combined product lines. Guidant’s sales mix shifted toward implantable defibrillators and away from US end-user coronary stents in 2003, and Guidant expects this trend to continue in 2004.

The graph below depicts the contributions of the Company’s products to its overall revenues, including the impact of the defibrillator and stent developments described above.

Products

Guidant’s primary medical devices treat the heart, managing its rhythms, clearing its arteries, and permitting less-invasive surgeries. Less-invasive therapies have also been extended beyond the heart to clear and treat non-coronary vessels and biliary strictures. The following sections further describe Guidant’s products.

Cardiac Rhythm Management

Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat coronary abnormalities, including the following:

Tachycardia (abnormally fast or chaotic heart rhythms) can prevent the heart from pumping blood efficiently and can lead to SCD, sudden cardiac death. Implantable cardioverter defibrillator systems (defibrillators, leads, programmers and accessories), or defibrillators, monitor the heart and can deliver electrical energy, restoring a normal rhythm. Guidant’s defibrillators can deliver tiered therapy — a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat. The Company’s products, including the recently approved VITALITY® family of defibrillators, provide a broad range of atrial (upper chambers of the heart) and ventricular (lower chambers) therapies to serve patients’ various needs.

The Guidant-funded MADIT II study that demonstrated the benefit of Guidant defibrillators in reducing mortality in heart attack survivors with compromised heart function is further described in the MD&A. MADIT II enhances physicians’ ability to identify and treat an expanded patient population.

Heart failure (the heart’s inability to pump effectively) is a debilitating, progressive condition, with symptoms including shortness of breath and extreme fatigue. Mortality for diagnosed patients is estimated to be 50% after five years. The condition is pervasive, with nearly five million Americans affected. Cardiac resynchronization therapy (CRT) devices, like the CONTAK RENEWAL® 3 CRT-D defibrillator and the RENEWAL™ TR CRT-P pacemaker, can help reduce mortality and hospitalization.

Ongoing clinical trials may substantially impact market trends in this area. For example, the results of the National Heart, Lung and Blood Institute’s Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT) are expected to be presented by the end of the first quarter of 2004. SCD-HeFT is further described in the MD&A.

Presented results of the COMPANION clinical trial demonstrated a 20% reduction in the primary endpoint of combined all-cause death and hospitalization by adding Guidant’s CRT systems to optimal drug therapy and a 36% reduction in all-cause mortality for Guidant’s CRT-D systems (that is, CRT systems with a defibrillator).

Sales of CRT devices are included in the sales of defibrillators and pacemaker systems, as appropriate.

Bradycardia (slow or irregular heart rhythms) often results in an insufficient heart rate to provide adequate blood flow, creating symptoms such as fatigue, dizziness and fainting. Cardiac pacemaker systems (pulse generators, leads, programmers, and accessories) deliver electrical energy to stimulate the heart to beat more frequently. Pacemakers range from conventional single-chamber devices to more sophisticated adaptive-rate, multi-chamber devices. Company pacemakers, including the INSIGNIA® and PULSAR® MAX families, offer proprietary blended sensor technology designed to measure patient workload through respiration and motion, providing rate response based on the patient’s activity.

Vascular Intervention

The coronary arteries, which supply blood to the heart, are susceptible to buildups of plaque, which can inhibit essential blood flow. Historically, these obstructions were treated with coronary artery bypass grafting (CABG) — an open surgery using a portion of another vessel to route around the blockage. As described below, angioplasty and stenting have provided less-invasive alternatives, while drug eluting stents are further advancing this therapy.

Angioplasty systems and accessories can open clogged arteries. In a percutaneous transluminal coronary angioplasty (PTCA) procedure, a local anesthetic is administered and a small incision is made in the patient’s groin area to access the femoral artery. The physician inserts a guiding catheter through the femoral artery, up through the aorta and into the entrance of the coronary blood vessel and then advances a small guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. Then a dilatation catheter — such as a Guidant CROSSAIL® or OPENSAIL® Catheter — is delivered over the guide wire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the plaque against the artery wall, enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn. These systems are often used as components of a stent system.

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

Guidant’s coronary stent systems include the sixth-generation stainless steel workhorse MULTI-LINK ZETA® Coronary Stent System as well as the premium-valued first-generation cobalt chromium MULTI-LINK VISION® Coronary Stent System.

Drug eluting stents are coated with compounds designed to prevent excessive cell re-growth at the site of stent placement — in-stent restenosis. Their development represents a revolutionary advance in cardiovascular treatment, increasing the value of the therapy substantially. During 2003, competitive drug eluting stents were available in the US and European markets. While these introductions have reduced Guidant’s sales of metallic stents, particularly in the US, drug eluting stents present a compelling opportunity for the Company. The Company, subject to completion of appropriate clinical trials and receipt of necessary regulatory approvals, expects to launch its first drug eluting stent in Europe in 2005 and in the US in 2006. Meanwhile, Guidant has agreed to co-promote with Cordis Corporation the CYPHER™ Sirolimus-eluting Coronary Stent in the US. The Company’s progress with drug eluting stents is further described in the MD&A.

Intravascular radiotherapy also has been approved by the Food and Drug Administration (FDA) to treat in-stent restenosis through the application of a low dose of beta radiation to the diseased portion of the artery. Sales of the Company’s GALILEO® line of intravascular radiotherapy systems comprise approximately 1% of sales.

Additional Therapies

Cardiac surgery devices allow for a complete, less-invasive CABG procedure — a bypass performed while a patient’s heart remains beating. This eliminates the need to stop the patient’s heart and place the patient on a heart-lung machine that circulates the patient’s blood through a machine. Devices such as Guidant’s ACROBAT™ SUV System help stabilize and provide access to the heart during surgery.

Endoscopic vessel harvesting through the VASOVIEW® Endoscopic Vessel Harvesting System allows physicians to harvest the saphenous vein, the most common bypass conduit used in CABG procedures, in a less-invasive manner through two small incisions in a patient’s leg. Guidant estimates that approximately 25% of all CABG procedures in the US use the beating heart approach and in excess of 45% use minimally invasive vessel harvesting.

Biliary, Peripheral and Carotid Systems are used to treat artery and biliary stricture disease. Guidant products include the DYNALINK™ Self-Expanding Stent, AGILTRAC™ Peripheral Dilatation Catheter and RX ACCULINK™ Carotid Stent System, including the RX ACCUNET™ Embolic Protection System.

AAA devices are used to treat abdominal aortic aneurysms (AAA). During 2003, Guidant discontinued its AAA operations.

Sales and Marketing

To best serve Guidant’s global market, Guidant relies on a direct sales force and independent distributors. Sales personnel work closely with the primary decision makers who purchase products, including physicians, material managers, biomedical staff, hospital administrators and purchasing managers. Guidant is not dependent on any single customer and no single customer accounted for more than 10% of consolidated net sales in 2003. As further described below, third-party payors and group purchasers have become increasingly important.

The primary physician users of Guidant’s largest-selling products are as follows:

Therapy	Physicians

Defibrillator systems	Electrophysiologists, implanting cardiologists

Pacemaker systems	Electrophysiologists, implanting cardiologists, cardiovascular surgeons

Coronary stents and angioplasty	Interventional cardiologists

Beating-heart surgery devices	Cardiac surgeons

Non-coronary stents and angioplasty	Vascular surgeons, interventional radiologists, interventional cardiologists

In the US, Guidant sells substantially all of its products through a direct sales force. In 2003, 68% of consolidated net sales were derived from sales to customers in the US.

In 2003, 32% of consolidated net sales were derived from operations outside the US through a direct sales force and independent distributors. Guidant sells products in nearly 100 countries. Major markets include Europe (20%) and Japan (9%). (Revenues are attributed to countries based on the location of the customer.) The sales and marketing approach in international markets varies depending on market size and stage of development.

Competition and Customers

The medical technology industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other developers of medical devices and other therapies, Guidant must continue to develop and acquire cost-effective new products and technologies. Similarly, significant shifts in market share have occurred in connection with production, regulatory, safety, and other concerns, reflecting the importance of product quality.

Guidant’s primary competitors for implantable cardiac rhythm management devices are Medtronic, Inc. and St. Jude Medical, Inc. Guidant’s primary competitors for vascular disease products are Boston Scientific Corporation, Johnson & Johnson and Medtronic. Guidant faces a number of additional competitors with respect to Guidant’s other products. Guidant also faces competition from providers of alternative medical therapies, such as pharmaceutical companies. Guidant competes primarily on the basis of therapy effectiveness, product features, product quality, customer support, price, field services and cost effectiveness.

Research and Development

Innovation is essential to Guidant’s success. As described above, it is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its existing products.

Guidant’s applied research and development staff focuses on product design and development, quality, clinical research and regulatory compliance. The Company’s research and development facilities are described in Item 2. Guidant’s MD&A further describes the Company’s recent efforts, including drug eluting stent research and research concerning advanced patient management features for cardiac rhythm management devices.

To pursue primary research efforts, Guidant has developed alliances with several leading research institutions and universities. Guidant also works with leading clinicians around the world in conducting scientific studies on the Company’s products. These studies include clinical trials that provide data for use in regulatory submissions and post-market-approval studies involving applications of products. Guidant’s MD&A further describes the two Guidant-sponsored clinical trials discussed above — MADIT II and COMPANION.

Guidant evaluates developing technologies in areas where the Company may have technological or marketing expertise for possible investment or acquisition. Guidant also has invested in several development-stage companies.

Over the past three years, Guidant has invested in research and development (excluding purchased in-process research and development) as follows:

	2003	2002	2001

R&D spending (millions)	$518	$416	$362

% of total net sales	14%	13%	14%

Manufacturing and Raw Materials

Guidant vertically integrates operations where integration provides significant cost, supply or quality benefits. In some areas, Guidant is highly vertically integrated. In other cases, the Company purchases components. In all cases, Guidant attempts to work closely with suppliers to ensure the cost-effective delivery of high quality materials and components. Major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time delivery, value-added services and cost.

In general, production activities occur in a controlled environment setting or “clean room.” Manufacturing employees are trained in the necessary production operations and quality system standards applicable to the production process. Guidant’s facilities are further described in Item 2.

The Company purchases many of the materials and components used in manufacturing products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated by either party upon short notice. The Company cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA approval system and the complex nature of the manufacturing processes employed by many suppliers. Production issues, including capacity constraints, affecting facilities or those of suppliers can affect the Company’s ability to bring new or existing products to market.

Patents, Trademarks, Proprietary Rights and Licenses

Patents and other proprietary rights are essential to Guidant’s business. Guidant also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen the Company’s competitive position. The Company reviews third-party patents and patent applications, as publicly available, in an effort to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others.

The Company owns numerous patents and has numerous patent applications pending in the US and in foreign countries designed to protect the inventions contained in many products, as well as surgical methods in which products are used. The Company is a party to numerous license agreements pursuant to which patent rights have been obtained or granted in consideration for cross-licensing rights or royalty payments.

Guidant’s policy is to seek patent protection in the US and in foreign countries where it is commercially advantageous to do so. However, the standards for protection of intellectual property vary widely. The Company cannot assure that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors or that Company patents will not be found to be invalid.

The Company operates in an industry susceptible to significant patent litigation claims. At any given time, Guidant generally is involved as both a plaintiff and defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. See Item 3 for additional information.

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

After the Company develops a promising new product, the Company may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Reimbursement decisions for products such as defibrillators, including new or expanded indications, can materially affect results. The Company is actively engaged in the policy dialogue concerning healthcare cost containment and reimbursement and works to demonstrate the value of Company products.

Major third-party payors for hospital services in the US (Medicare, Medicaid, private healthcare insurance and managed care plans) and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in other countries in which Guidant does business. Implementation of healthcare reforms in significant markets and other countries may limit the price of, or the level at which reimbursement is provided for, Company products.

Government Regulation

Product Regulation

Medical devices are subject to regulation by numerous regulatory bodies, including the FDA and comparable international agencies. The Company must comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. In the US, the Company generally can obtain permission to distribute a new device in two ways. The first applies to any new device that is substantially equivalent to a device first marketed prior to May 1976. In this case, to obtain FDA permission to distribute the device, the Company generally must submit a pre-market notification application
(a 510(k) submission), and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. If clinical data from human experience is required to support the 510(k) submission, this data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the US.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval generally are required before the Company can market the product in the US. First, the Company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the Company’s pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

Certain changes to existing devices that do not significantly affect safety or effectiveness can be made under reduced regulatory procedures.

Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the US. For example, the Company often completes Conformité Européene (CE) Mark registrations for Company products under various medical device directives in the European Union.

After approval or clearance to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, have the power to withdraw the clearance or require changes to a device, its manufacturing process, or its labeling or additional proof that regulatory requirements have been met.

The Company is also required to register with the FDA as a device manufacturer. As a result, the Company is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. These regulations require the Company to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling and promotion. The Medical Device Reporting regulations require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device for unapproved indications.

The delivery of the Company’s devices is also regulated by the US Department of Health and Human Services (HHS) and comparable state and foreign agencies responsible for reimbursement and regulation of health care. US federal health care laws apply when the Company submits a claim on behalf of a federal health care program beneficiary, or when a customer submits a claim reimbursed under Medicare, Medicaid or most other federally funded health care programs. The principal federal laws prohibit the filing of false or improper claims for federal payment and unlawful inducements for the referral of business. They also prohibit health care service providers from providing certain services to a patient if that patient was referred by a physician who has certain types of direct or indirect financial relationships with the service provider. These laws are subject to evolving interpretations.

If the FDA believes that a company is not in compliance with applicable regulations, it can issue a warning letter, issue a recall order, institute proceedings to detain or seize products, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. HHS also can impose severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid. Other foreign and domestic regulatory agencies may have similar powers.

In June 2003, in connection with the resolution of the ANCURE matter further described in Item 3, Guidant and its EndoVascular Technologies, Inc. (EVT) subsidiary entered into a Corporate Integrity Agreement with the Office of Inspector General of HHS. Under the terms of the agreement, the Company will enhance its compliance programs, including a focus on comprehensive policies, procedures and training. Training will include adverse event reporting, complaint and medical device reporting (MDR) processes and corrective and preventive action processes. The EVT subsidiary has additional compliance activities. The agreement has a five-year term.

Radiotherapy products (and additional processes involving radiation) are regulated by the US Nuclear Regulatory Commission and other nuclear regulatory agencies. These agencies also impose rigorous approval and operating processes that apply to the Company and certain users of Company products.

Guidant cannot assure that all necessary regulatory approvals, including approvals for new products or product improvements, will be granted on a timely basis, if at all. Delays in or failures to receive approval, product recalls or warnings and other regulatory actions and penalties can materially affect operating results.

Environmental and Nuclear Regulation

The Company uses substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify, the Company believes that the ongoing impact of compliance with environmental protection laws and regulations will not have a material impact on the Company’s financial position or results of operations.

Product Liability and Insurance

The design, manufacture and marketing of medical devices of the types the Company produces entail an inherent risk of product liability claims. Company products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices the Company manufactures and sells are designed to be implanted in the human body for long periods of time or indefinitely. A problem with a product can result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. While the Company maintains product liability insurance, Guidant cannot assure that insurance will be available or adequate in amount to satisfy future claims or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. See Item 3 for additional discussion of existing product liability and insurance claims.

Corporate History

Guidant incorporated in Indiana in September 1994 to be the parent of several of the medical device and diagnostics businesses of Eli Lilly and Company (Lilly). In December 1994, Guidant consummated an initial public offering of a portion of outstanding common shares. In September 1995, Lilly, by means of a split-off, disposed of all of its remaining interests in Guidant. The biographical information in the following section includes positions held with the Company and Lilly, as well as other recent experience.

Executive Officers of the Company

Ronald W. Dollens: President, Chief Executive Officer and a Director, age 57. Previously, Mr. Dollens served as president of Lilly’s Medical Devices and Diagnostics (MDD) Division from 1991 until 1994, and also held the position of president and chief executive officer of Guidant’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS). Mr. Dollens joined Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter Corporation and Kinetic Concepts, Inc. His civic affairs include serving on the boards of the Eiteljorg Museum, Butler University, and St. Vincent Hospital Foundation and as chairman of the United Way of Central Indiana. Mr. Dollens’ involvement in health policy includes serving as chairman of the Healthcare Leadership Council, past chairman of the Advanced Medical Technology Association, and on the board of the Alliance for Aging Research. Mr. Dollens is also a member of the New York Stock Exchange Listed Company Advisory Board. Recently he served on the Advisory Committee for Regulatory Reform appointed by US Health and Human Services Secretary Tommy G. Thompson.

A. Jay Graf: Group Chairman, Office of the President, age 56. Mr. Graf is responsible for the Company’s operating groups. Previously, Mr. Graf served as president and chief executive officer of the Company’s subsidiary, Cardiac Pacemakers, Inc. (CPI), from 1992 until May 2000. He joined CPI as executive vice president and chief operating officer in 1990. Prior to that, Mr. Graf served as senior vice president of operations at Physio-Control Corporation (Physio-Control, within Lilly’s MDD division), as well as vice president of sales and technical services and vice president of marketing and communications. Mr. Graf joined Lilly in 1976. Mr. Graf is a director of ATS Medical, Inc. and American Medical Systems Holdings, Inc.

Guido J. Neels: Group Chairman, Office of the President, age 55. Mr. Neels is responsible for the Company’s worldwide sales and distribution operations. Previously, Mr. Neels served as president, Europe, Middle East, Africa and Canada, from December 1999 through December 2002. He was vice president, global marketing, for Vascular Intervention from 1996 to December 1999 and managing director, Guidant Germany and Central Europe, from 1993 to 1996. Mr. Neels joined the MDD division of Lilly in 1989 and held general management positions in the UK and Germany. He joined Lilly in 1982 and held various sales and marketing positions in the UK, The Netherlands and the US.

Mark C. Bartell: President, US Sales Operations, age 43. Previously, Mr. Bartell served as vice president, marketing, for Cardiac Rhythm Management from 1997 to February 2000. He served as vice president and general manager, guide wires, for Vascular Intervention from 1995 to 1997. Mr. Bartell joined CPI in 1985 as a financial analyst. He has held positions in new product planning, research and development, and product management and has served as a sales representative.

Keith E. Brauer: Vice President, Finance and Chief Financial Officer, age 55. Previously, Mr. Brauer served as executive director of finance and chief accounting officer of Lilly from 1992 to 1994. He served as executive director of international finance of Lilly from 1988 to 1992 and as director of corporate affairs of Lilly from 1986 to 1988. Additionally, he held the positions of vice president of finance and treasurer for Physio-Control and controller for Elizabeth Arden, both former Lilly subsidiaries. Mr. Brauer joined Lilly in 1974. Mr. Brauer is a trustee of the Indianapolis Museum of Art and the chairman of the board of Community Hospitals of Indiana, Inc.

Maria Degois-Sainz: President, Cardiac Surgery, age 38. Previously, Ms. Degois-Sainz served as vice president, global marketing, of Vascular Intervention from 2000 until February 2003. Ms. Degois-Sainz joined Lilly in 1989 and subsequently has held various international sales, marketing and management assignments within the Company, including European marketing director, Vascular Intervention, and vice president, Guidant Intermedics, Europe, and Cardiac Rhythm Management, Europe.

Beverly A. Huss: President, Endovascular Solutions, age 44. Previously, Ms. Huss served as vice president, global marketing, Vascular Intervention, a position she held from January to November 2000. She served as vice president and general manager, Latin America and Canada, from June 1998 to February 2000. Ms. Huss was vice president and general manager, stents, from 1995 to 1998. Ms. Huss joined the Vascular Intervention group in 1986 and held various positions within the group. Ms. Huss served as the American Heart Association Chairperson for the Silicon Valley Heart Walk and served as the American Heart Association Chairperson for the women’s heart event. She is the chairman of the board of the Santa Clara County Chapter of the American Heart Association.

Ronald K. Lattanze: President, Guidant Japan, age 40. Previously, Mr. Lattanze served as vice president and chief operating officer of Guidant’s Japan operations until he assumed his current role in April 2002. He previously has served as director, Asia operations, and director, stent operations, Vascular Intervention, among other roles since joining the Company in 1996.

Beverly H. Lorell, M.D.: Vice President, Chief Medical and Technology Officer, age 54. Additionally, Dr. Lorell is Professor of Medicine at Harvard University Medical School, a position she has held since 1999. Previously, Dr. Lorell served as director, Program in Heart Failure, and in various other capacities as a member of the interventional cardiology team at Beth Israel Deaconess Medical Center since 1983. She has served on numerous advisory boards, including the American Heart Association, Heart Failure Society of America, American College of Cardiology, the National Institutes of Health and the Cardiovascular and Renal Drugs Advisory Committee of the Food & Drug Administration. She is a member of the Association of University Cardiologists and Diplomate, Subspecialty Board of Interventional Cardiology of the American Board of Internal Medicine.

Roger Marchetti: Vice President, Human Resources, age 46. Previously, Mr. Marchetti served as vice president, finance and information systems, with responsibility for Europe, Middle East, Africa and Canada from January 2001 to June 2002. He served as vice president, human resources, for Vascular Intervention from October 1999 to December 2000. Prior to that, he served as corporate controller and chief accounting officer from 1994. Mr. Marchetti served as the financial manager of Lilly’s pharmaceutical manufacturing operations in Indianapolis from 1992 to 1994 after joining Lilly as an accounting manager for ACS in 1988. Mr. Marchetti serves on the University of Michigan Business School Corporate Advisory Board.

Peter J. Mariani: Vice President, Corporate Controller and Chief Accounting Officer, age 40. Previously, Mr. Mariani served as vice president, finance and administration, Japan, from January 2001 to July 2002, and as director, finance, information systems and logistics, Japan, from 1998 to December 2001. Mr. Mariani was director, finance, Vascular Intervention, from 1996 through 1998 and was director, corporate accounting, from 1994 to 1996. He serves on the board of directors of Ballet International, Indianapolis.

William F. McConnell, Jr.: Vice President and Chief Information Officer, age 54. Previously, Mr. McConnell served as managing partner, business consulting, in the Indianapolis office of Arthur Andersen, LLP, from 1997 until he joined Guidant in September 1998. Mr. McConnell served as chief operating officer of Resort Condominiums International (RCI) from 1990 to 1997. Mr. McConnell serves on the board of governors of the American Red Cross.

R. Frederick McCoy, Jr.: President, Cardiac Rhythm Management, age 47. Previously, Mr. McCoy served as president of Asia/Pacific operations from 1997 to April 2000. He served as vice president, US Operations West, from 1995 to 1997. Mr. McCoy was general manager, Northwest Operations, for the MDD division of Lilly from 1993 to 1995. Additionally, he served as vice president, finance, of CPI from 1991 to 1993. Mr. McCoy joined Lilly in 1981. Mr. McCoy serves as a director of Hutchinson Technology Incorporated. He serves as immediate-past chairman of the Alumni Advisory Board of the Kellogg Graduate School of Management at Northwestern University. He serves on the boards of trustees of St. Andrews Presbyterian College and the Minnesota Medical Foundation.

Dana G. Mead, Jr.: President, Vascular Intervention, age 44. Previously, Mr. Mead served as vice president, corporate relations and policy, from March 2002 through March 2003, and president, Japan, Asia/Pacific, from March 2000 through March 2002. He also served as vice president and general manager, stents, for Vascular Intervention from 1998 to February 2000 and served as vice president and general manager of Cardiac & Vascular Surgery from 1997 to 1998. He served as vice president, global marketing, Cardiac & Vascular Surgery, through 1997 and as a director of marketing and director of sales, Cardiac & Vascular Surgery, from 1994 to 1996. Mr. Mead joined the Company in 1992.

Debra F. Minott: Vice President, General Counsel and Secretary, age 48. Ms. Minott joined the Company as deputy general counsel in April 2000 and was named to her current position in August 2001. She previously served as executive vice president, general counsel and secretary of Essex International, Inc. from 1994 to 1999. Prior to that, she spent eleven years at Lilly, including over five years as assistant general counsel, then general counsel of IVAC, one of Lilly’s medical device subsidiaries. She is a member of the board of trustees of the Indianapolis Civic Theater.

Ronald N. Spaulding: President, Europe, Middle East, Africa and Canada, age 40. Previously, Mr. Spaulding served as president, Cardiac Surgery, from June 2000 to February 2002. He was formerly vice president, business development, Compass, where he was responsible for Guidant’s corporate business development, merger and acquisition, and venture investment activities from 1999. Mr. Spaulding joined the Company in 1994 and has served as director of research and development for the stent business in the Vascular Intervention group.

Employees

As of December 31, 2003, Guidant had approximately 12,000 full-time employees, including approximately 3,300 employees outside the US. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. Guidant’s success will depend, in significant part, on the ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. The contract labor provides management with flexibility, including dealing with fluctuations in volume and new product transfers to manufacturing.

None of the Company’s employees is represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers relations with employees to be good. In four of the past six years, Guidant has been named by Fortune magazine as one of the “100 Best Companies to Work For.”

Guidant has adopted a Code of Business Conduct (available on Guidant’s website, www.guidant.com) that applies to directors and all employees.

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

Local restrictions on the transfer of funds from branches and subsidiaries located abroad (including the availability of dollar exchange) have not to date been a significant deterrent in the Company’s overall operations abroad. A substantial portion of cash and cash equivalents is held indefinitely by the Company’s non-US subsidiaries. Additional US tax liabilities would be incurred should the Company remit a portion of these earnings. The Company cannot predict what effect these restrictions or the other risks inherent in foreign operations, including possible nationalization, might have on future operations or what other restrictions may be imposed in the future.

Available Information

Guidant’s web address is www.guidant.com. Guidant’s electronic filings with the SEC (including all Forms 10-K, 10-Q, and 8-K and any amendments to these reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Guidant has also posted the board of director’s Corporate Governance Guidelines, the charters of the board’s audit, nominating (governance) and compensation committees, and the Company’s Code of Business Conduct covering directors and all employees on the website. These materials also are available free of charge in print to shareholders who request them in writing.

Cautionary Statement

This Form 10-K includes forward-looking statements, including projections relating to sales of CRM products and drug eluting stents, reimbursement and environmental matters. The forward-looking statements are based on assumptions about many important factors, including the factors described under “Overview,” “Manufacturing and Raw Materials,” “Patents, Trademarks, Proprietary Rights and Licenses,” “Healthcare Cost Containment and Third-Party Reimbursement,” “Government Regulation” and “Product Liability and Insurance,” above. The Company also incorporates by reference the “Cautionary Factors” from the Annual Report, as well as the “Factors Possibly Affecting Future Operating Results” from Exhibit 99 to this filing.

ITEM 2. Properties

     As of December 31, 2003, the Company owned or leased the following principal operating facilities:

		Approximate	Leased or
Location	Type of Facility	Square Feet	Owned
Brussels, Belgium	Administration and Cardiac Rhythm Management (CRM) research	68,000	Leased
Clonmel, Ireland	CRM and Vascular Intervention (VI) manufacturing and administration	181,000	Owned
Dorado, PR	CRM, VI and Cardiac Surgery (CS) manufacturing and administration	179,000	Owned
Houston, TX	VI research and development, manufacturing and administration	29,850	Leased
Indianapolis, IN	Administration	54,000	Leased
Pearland, TX	VI manufacturing and administration	10,000	Leased
Redmond, WA	CRM research and development	35,000	Leased
Santa Clara, CA	CS manufacturing, VI, CS and Endovascular Solutions (ES) research and development, administration, and sales and marketing	377,000	Owned
St. Paul, MN	CRM manufacturing, research and development, administration, sales and marketing and warehouse	1,348,000	Owned
St. Paul, MN	CRM, packaging, shipping and warehouse	25,000	Leased
Temecula, CA	VI and ES manufacturing, VI, CRM and ES research and development, VI, ES, CS warehouse and distribution	500,000	Owned
Temecula, CA	VI and ES warehouse and distribution	67,000	Leased
Tokyo, Japan	Regulatory affairs, research and development, quality assurance, administration, sales and marketing and warehouse	63,000	Leased

Guidant maintains executive offices at 111 Monument Circle, 29th Floor, Indianapolis, Indiana. Subject to normal expansion, the Company believes that Company facilities are adequate to meet present and reasonably foreseeable needs.

ITEM 3. Legal Proceedings

The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive, or treble damage claims, or claims for injunctive relief related to alleged infringement of third parties’ rights, or seek declarations affecting the validity of Company patents.

The information set forth in note 16 to the consolidated financial statements in the Annual Report is incorporated herein by reference.

ITEM 4. Submissions of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Guidant’s common shares (the Company’s only outstanding equity shares) are traded on the New York Stock Exchange. Information in note 18 to the consolidated financial statements in the Annual Report and under “Selected Consolidated Financial Data” in the Annual Report is incorporated herein by reference.

ITEM 6. Selected Financial Data

Selected financial data for each of the five most recent fiscal years, set forth under “Selected Consolidated Financial Data” and “Overview of Consolidated Operating Results” in the Annual Report is incorporated herein by reference.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and of Results of Operations

The information in MD&A in the Annual Report is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information under “Market Risk Disclosures” in the Annual Report is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

The consolidated financial statements listed in Item 15(a)(1) are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of Guidant’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information relating to the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004 (Proxy Statement) under “Item 1. Election of Directors” is incorporated herein by reference. Information relating to executive officers is provided herein under “Executive Officers of the Company” in this report. Information under “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement is incorporated herein by reference.

Guidant has adopted a Code of Business Conduct applicable to directors and employees and certain additional parties related to Guidant, including Guidant’s principal executive officer, principal financial officer, principal accounting officer and controller, and other employees performing similar functions. A copy of the Code of Business Conduct is available at www.guidant.com.

Guidant intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct by posting such information on Guidant’s website at the address specified above.

ITEM 11. Executive Compensation

Information under “Executive Compensation” in the Proxy Statement is incorporated herein by reference, except that “Transactions with Directors and Executive Officers” and the “Management Development and Compensation Committee Report” are not so incorporated.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information under “Common Stock Ownership” in the Proxy Statement is incorporated herein by reference, except that “Section 16(a) Beneficial Ownership Reporting Compliance” and “Performance Graph” are not so incorporated.

Equity Compensation Plan Information

The following provides information as of December 31, 2003 with respect to Company equity compensation plans — the 1994 Stock Plan, 1998 Stock Plan, 1996 Nonemployee Director Stock Plan and 2001 Employee Stock Purchase Plan.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities in
Plan Category	and rights	and rights	column (a))

	(a)	(b)	(c)*

Equity compensation plans approved by security holders	44,841,000	$39.30	10,147,000

Equity compensation plans not approved by security holders	0	0	0

*	The shares available for future issuance as of December 31, 2003 included the following:

     · 3,801,000 shares available for purchase by employees under the 2001 Employee Stock Purchase Plan (established pursuant to section 423 of the Internal Revenue Code of 1986, as amended), which are not available for grant in any other form; and

     · 6,346,000 shares available for issuance in the form of restricted stock grants under the 1994 Stock Plan, 1998 Stock Plan and 1996 Nonemployee Director Stock Plan and 5,421,000 shares available for issuance as performance share awards under the 1998 Stock Plan; provided that if such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

ITEM 13. Certain Relationships and Related Transactions

Information under “Transactions with Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information under “Audit Matters, Ernst & Young Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements included in the Annual Report are incorporated by reference in Item 8:

     Consolidated Statements of Income — Years Ended December 31, 2003, 2002 and 2001

     Consolidated Balance Sheets — December 31, 2003 and 2002

     Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

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

(b) Reports on Form 8-K

During the fourth quarter of 2003, Guidant completed one filing on Form 8-K, dated October 16, 2003, describing and furnishing (pursuant to Item 12) the Company’s earnings release of that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 25, 2004, on its behalf by the undersigned, thereunto duly authorized.

GUIDANT CORPORATION
By:	/s/ Ronald W. Dollens
Ronald W. Dollens, President, Chief
Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2004, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Ronald W. Dollens	President, Chief Executive Officer and a Director	/s/ J.B. King	Director
Ronald W. Dollens	(principal executive officer)	J.B. King

/s/ Keith E. Brauer	Vice President, Finance and Chief Financial Officer	/s/ Susan B. King	Director
Keith E. Brauer	(principal financial officer)	Susan B. King

/s/ Peter J. Mariani	Corporate Controller and Chief Accounting Officer	/s/ Kristina M. Johnson, Ph.D.	Director
Peter J. Mariani	(principal accounting officer)	Kristina M. Johnson, Ph.D.

/s/ James M. Cornelius	Chairman of the Board and a Director	/s/ J. Kevin Moore	Director
James M. Cornelius		J. Kevin Moore

/s/ Maurice A. Cox, Jr.	Director	/s/ Mark Novitch, M.D.	Director

Maurice A. Cox, Jr.		Mark Novitch, M.D.

/s/ Nancy-Ann Min DeParle	Director	/s/ Jack A. Shaw	Director

Nancy-Ann Min DeParle		Jack A. Shaw

/s/ Enrique C. Falla	Director	/s/ Eugene L. Step	Director

Enrique C. Falla		Eugene L. Step

/s/ Michael Grobstein	Director	/s/ Ruedi E. Wäger, Ph.D.	Director

Michael Grobstein		Ruedi E. Wäger, Ph.D.

		/s/ August M. Watanabe, M.D.	Director

August M. Watanabe, M.D.

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to		Balance at
	Beginning	Costs and	(1)	End of
Description	of Period	Expenses	Deductions	Period
Year Ended December 31, 2001
Allowance for inventory obsolescence	$32.7	$49.8	$(41.1)	$41.4
Allowance for doubtful accounts	17.8	10.5	(2.8)	25.5

Totals	$50.5	$60.3	$(43.9)	$66.9

Year Ended December 31, 2002
Allowance for inventory obsolescence	$41.4	$57.3	$(39.3)	$59.4
Allowance for doubtful accounts	25.5	7.7	(3.7)	29.5

Totals	$66.9	$65.0	$(43.0)	$88.9

Year Ended December 31, 2003
Allowance for inventory obsolescence	$59.4	$47.2	$(69.7)	$36.9
Allowance for doubtful accounts	29.5	3.8	(9.3)	24.0

Totals	$88.9	$51.0	$(79.0)	$60.9

All information reflects the treatment of AAA product line and operations in Brazil as discontinued operations.

(1) Write-off of obsolete units or uncollectible accounts, impact of changes in exchange rates and other adjustments.

EXHIBIT INDEX

3.1	Amended Articles of Incorporation (1)
3.2	By-Laws of the Registrant (2)
4.1	Specimen of Certificate for Common Stock (3)
4.2	Form of Indenture between the Company and Citibank, N.A., as Trustee (4)
4.3	Form of Supplemental Indenture between the Company and Citibank, N.A., as Trustee (4)
10.1	Rights Agreement dated as of October 17, 1994 between the Company and Bank One, Indianapolis, N.A. (3)
10.2	Sublicense Agreement dated as of October 18, 1994 between Eli Lilly and Company and Cardiac Pacemakers, Inc. (CPI) (3)
10.3	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (ACS) (3)
10.4	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and ACS (3)
10.5	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and ACS (3)
10.6	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and ACS (3)
10.7	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and ACS (3)
10.8	Purchase Contract dated as of January 1, 1991 between Wilson Greatbatch Ltd. and CPI (3)
10.9	Purchase Contract Extension between Wilson Greatbatch Ltd. and CPI, effective as of January 1, 1996 (5)
10.10	Exclusive License Agreement dated as of January 30, 1973 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.11	Amendment to Exclusive License Agreement dated as of January 10, 1975 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.12	First Addendum to Exclusive License Agreement dated as of June 17, 1974 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.13	Second Addendum to Exclusive License Agreement dated as of April 11, 1975 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.14	Third Addendum to Exclusive License Agreement dated as of December 22, 1976 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.15	Fourth Addendum to Exclusive License Agreement dated as of January 1, 1979 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.16	Fifth Addendum to Exclusive License Agreement dated as of June 24, 1981 between Medrad, Inc. and Mieczyslaw Mirowski (3)
10.17	Sixth Addendum to Exclusive License Agreement dated as of September 16, 1983 between Medrad, Inc., Mieczyslaw Mirowski, Medrad/Intec, Inc. and Intec Systems, Inc. (3)
10.18	Guidant Corporation 1994 Stock Plan, as amended (6)
10.19	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended (7)
10.20	Guidant Corporation 1998 Stock Plan, as amended (7)
10.21	2001 Guidant Corporation Employee Stock Purchase Plan (8)
10.22	Guidant Corporation Economic Value Added (EVA) and Milestone Bonus Plan, as amended *
10.23	Guidant Corporation Change in Control Plan for Select Employees (9)
10.24	Guidant Corporation Excess Benefit Plan — Savings (Restated January 1, 2002) (7)
10.25	Guidant Corporation Excess Benefit Plan — Retirement (10)
10.26	Master License Agreement dated April 3, 2000, by and among Cordis Corporation, the Company, and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment (11)
10.27	The Guidant Executive Deferred Bonus Plan, as amended *
11	Statement regarding computation of per-share earnings (12)
12	Statement of Computation of Ratio of Earnings to Fixed Charges *
13	Portions of the Company’s 2003 Annual Report (portions incorporated by reference into this Form 10-K) *
21	Subsidiaries of the Registrant *
23	Consent of Independent Auditors *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Ronald W. Dollens *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Keith E. Brauer *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Ronald W. Dollens *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Keith E. Brauer *
99	Factors Possibly Affecting Future Operating Results *

(1)	Incorporated by reference to the Company’s 10-Q for the quarter ended September 30, 1999.
(2)	Incorporated by reference to the Company’s filing on Form 8-K dated as of December 16, 2002.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-83934.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-00014.
(5)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1995.
(6)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1996.
(7)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2002.
(8)	Incorporated by reference to the Company’s 2001 Proxy Statement.
(9)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 1995.
(10)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2000.
(11)	Incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2000.
(12)	Incorporated by reference to the Annual Report under “Notes to Consolidated Financial Statements,
Note 6 — Earnings Per Share.”
*	Filed with this 10-K