Form 10-Q
period 2004-03-31
GUIDANT CORP
filed 2004-05-07
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes    X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X        No

The number of shares of common stock outstanding as of May 5, 2004:

Class	Number of Shares Outstanding
Common	313,658,957
>

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Net sales	$ 934.1	$ 857.9
Cost of products sold	226.3	205.1

Gross profit	707.8	652.8

Research and development	137.6	112.8
Purchased in-process research and development	26.8	36.5
Sales, marketing and administrative	314.7	269.0
Interest, net	(1.0)	(1.4)
Royalties, net	12.1	13.3
Amortization	7.3	3.2
Other, net	2.5	5.3

Income from continuing operations before income taxes	207.8	214.1
Income taxes	54.8	57.7

Income from continuing operations	153.0	156.4
Loss from discontinued operations, net of income taxes	(13.6)	(63.0)

Net income	$ 139.4	$ 93.4

Earnings per share - basic
Income from continuing operations	$ 0.50	$ 0.52
Loss from discontinued operations, net of income taxes	(0.05)	(0.21)

Net income	$ 0.45	$ 0.31

Earnings per share - diluted
Income from continuing operations	$ 0.48	$ 0.51
Loss from discontinued operations, net of income taxes	(0.04)	(0.21)

Net income	$ 0.44	$ 0.30

Dividends declared per common share	$ 0.10	$ 0.08

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2004	December 31, 2003

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,612.3	$1,468.2
Accounts receivable, net of allowances
of $25.0 (2004) and $24.0 (2003)	799.7	822.9
Inventories	414.9	401.9
Deferred income taxes	302.4	313.2
Prepaid expenses and other current assets	71.5	57.7
Current assets of discontinued operations	13.3	16.0

Total Current Assets	3,214.1	3,079.9

Other Assets
Goodwill, net of allowances of $157.9 (2004) and $157.9 (2003)	513.3	512.9
Other intangible assets, net of allowances of $83.4 (2004) and
$81.7 (2003)	187.3	160.8
Deferred income taxes	--	0.9
Investments	56.3	55.1
Sundry	75.0	60.9
Other assets of discontinued operations	0.2	20.5

Total Other Assets	832.1	811.1

Property and equipment, net of accumulated depreciation of
$688.8 (2004) and $657.0 (2003)	772.1	749.1

Total Assets	$4,818.3	$4,640.1

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

Liabilities and Shareholders' Equity	March 31, 2004	December 31, 2003
	(unaudited)

Current Liabilities
Accounts payable	$ 74.6	$ 85.7
Employee compensation	130.6	198.7
Other liabilities	296.0	306.9
Income taxes payable	112.6	197.2
Short-term debt	250.0	250.0
Current liabilities of discontinued operations	20.7	23.9

Total Current Liabilities	884.5	1,062.4

Noncurrent Liabilities
Long-term debt	775.1	698.3
Noncurrent deferred tax liabilities	18.8	--
Other	155.1	166.1

Total Noncurrent Liabilities	949.0	864.4
Commitments and contingencies	--	--

Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	--	--
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 310,910,000 (2004)
312,129,000 (2003)	340.7	301.5
Additional paid-in capital	213.4	242.4
Retained earnings	2,367.3	2,258.9
Deferred cost, ESOP	(16.0)	(17.1)
Unearned compensation	(10.1)	(25.2)
Treasury stock, at cost:
Shares: 313,739 (2004)
3,158,000 (2003)	(21.2)	(171.2)
Accumulated other comprehensive income	110.7	124.0

Total Shareholder's Equity	2,984.8	2,713.3

Total Liabilities and Shareholders' Equity	$ 4,818.3	$ 4,640.1

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$ 139.4	$ 93.4
Adjustments to Reconcile Net Income to Cash Provided by
Operating Activities:
Depreciation	34.6	31.1
Amortization of other intangible assets	7.3	3.4
Provision for inventory and accounts receivable	4.4	14.9
Purchased in-process research and development	26.8	36.5
Deferred income taxes	24.9	(26.5)
Compensation earned under restricted stock and ESOP	28.1	19.3
Other noncash, net	21.8	(13.0)

	287.3	159.1
Changes in Operating Assets and Liabilities:
Receivables	(0.8)	(5.6)
Inventories	(19.0)	(22.6)
Prepaid expenses and other current assets	(22.4)	(3.1)
Accounts payable and accrued liabilities	(77.5)	(57.4)
Income taxes payable	(24.8)	60.3
Other liabilities	(11.6)	(20.4)

Net Cash Provided by Operating Activities	131.2	110.3

Investing Activities
Additions of property and equipment, net	(57.9)	(33.5)
Acquisition of business, net of cash acquired	(48.4)	--
Investment purchases	(5.4)	(1.5)
Additions of other assets, net	(1.0)	(0.6)
Purchase of in-process research and development	(1.1)	(17.7)

Net Cash Used for Investing Activities	(113.8)	(53.3)

Financing Activities
Increase in borrowings, net	76.9	1.3
Issuance of common stock under stock plans and other capital
transactions	186.3	8.5
Dividends paid	(31.0)	--
Repurchase of common stock	(97.5)	(0.3)

Net Cash Provided by Financing Activities	134.7	9.5
Effect of Exchange Rate Changes on Cash	(8.0)	23.7

Net Increase in Cash and Cash Equivalents	144.1	90.2
Cash and Cash Equivalents at Beginning of Period	1,468.2	1,014.8

Cash and Cash Equivalents at End of Period	$ 1,612.3	$ 1,105.0

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
(In millions, except per share data)
(unaudited)

Note 1 – Basis of Presentation

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

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

Certain reclassifications have been made to prior year amounts to conform to current year presentation (see Note 9).

Note 2 – Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model, the attribution method and a forfeiture rate of 10%. The Black-Scholes option-pricing model does not consider the non-traded nature of employee stock options, the lack of transferability or a vesting period. If the model took these items into consideration, the resulting estimate for fair value of the stock options could be different. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

Three Months Ended March 31,
	2004	2003

Reported net income (1)	$ 139.4	$ 93.4
Deduct: Stock-based compensation not reflected in net income, net of tax	10.4	15.8

Pro forma net income	$ 129.0	$ 77.6

Earnings per share:
Basic--as reported	$ 0.45	$ 0.31

Basic--pro forma	$ 0.42	$ 0.26

Diluted--as reported	$ 0.44	$ 0.30

Diluted--pro forma	$ 0.40	$ 0.25

(1)     Reported amounts include expense associated with restricted stock awards.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Stock-Based Compensation (continued)

In February 2003, Guidant’s Board of Directors authorized the issuance of approximately 2.3 million restricted stock awards to over 2,000 employees. Restricted stock awards are expensed ratably over the vesting period. This grant included a performance element that allowed vesting to accelerate when certain Guidant share price performance measures were met. Specifically, 1/3 of the general grants vested upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($34.37 on February 18, 2003). Executive officer grants accelerated from six years to three years under this same performance measure. Approximately two-thirds of the share price appreciation targets were achieved and expensed in 2003. Grants may vest earlier upon a qualifying disability, death, retirement or change in control. The final share price appreciation target (75%) was achieved in January 2004 and resulted in additional expenses in the first quarter of 2004 of $14.7 million.

On April 1, 2004, Guidant granted approximately 3.1 million stock options and 610,000 restricted stock awards to over 2,500 employees. Under this program, stock options will vest ratably over three years and the restricted stock awards will vest on April 1, 2007. For certain executive officers, the restricted stock awards vest over six years, but may be accelerated to three-year vesting, 1/3 of the grant will vest upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($63.11 on April 1, 2004). Grants may vest earlier upon a qualifying disability, death, retirement or change in control.

Note 3 – Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2004	2003

Finished products	$189.4	$172.9
Work in process	77.6	81.5
Raw materials and supplies	147.9	147.5

	$414.9	$401.9

Note 4 – Product Warranties

Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates. A summary of the changes in the product warranty activity is as follows:

	Three Months Ended March 31,
	2004	2003
January 1	$ 22.3	$ 18.8
Provisions for product warranties	0.6	1.7
Settlements during the period	(4.2)	(1.8)

March 31	$ 18.7	$ 18.7

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2004	2003
Income from continuing operations	$ 153.0	$ 156.4
Loss from discontinued operations, net of income taxes	(13.6)	(63.0)

Net income	$ 139.4	$ 93.4

Earnings per share--basic
Income from continuing operations	$ 0.50	$ 0.52
Loss from discontinued operations, net of income taxes	(0.05)	(0.21)

Net income	$ 0.45	$ 0.31

Earnings per share--diluted
Income from continuing operations	$ 0.48	$ 0.51
Loss from discontinued operations, net of income taxes	(0.04)	(0.21)

Net income	$ 0.44	$ 0.30

Weighted average common shares outstanding	308.48	303.20
Effect of dilutive stock options and unvested restricted
stock awards (1)	10.08	4.83

Weighted average common shares outstanding
and assumed conversions	318.56	308.03

(1)     Increase is primarily due to the appreciation of Guidant’s average stock price for the quarter ending March 31, 2004, compared to the quarter ending March 31, 2003.

Total options outstanding at March 31, 2004 and 2003 were 39.6 million and 49.7 million. Earnings per share-diluted includes 39.5 million and 20.3 million stock options for the quarters ended March 31, 2004 and 2003. Stock options whose exercise price per share was greater than their average market value per share were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact.

Note 6 – Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges. For the first quarters of 2004 and 2003, comprehensive income was $126.2 million and $114.3 million. The increase in comprehensive income was primarily due to higher net income in 2004, partially offset by foreign currency translation losses in 2004 compared to gains in 2003.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Segment Information

Geographic Information:

	Three Months Ended March 31,
	2004	2003

Net Sales(1):
US	$616.8	$593.2
International	317.3	264.7

	$934.1	$857.9

(1)     Revenues are attributed to countries based on location of the customer.

	March 31,	December 31,
	2004	2003

Long-lived Assets:
US	$684.5	$660.8
International	87.6	88.3

	$772.1	$749.1

	Three Months Ended March 31,
Classes of Similar Products:	2004	2003
Net Sales:
Implantable defibrillator systems	$ 405.0	$ 332.0
Pacemaker systems	179.5	159.2
Coronary stent systems	171.4	221.0
Angioplasty systems	116.6	99.6
Cardiac surgery, biliary, peripheral and
carotid systems	61.6	46.1

	$ 934.1	$ 857.9

Note 8 – Acquisitions

AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices. Guidant paid $48.4 million (including transaction expenses) in cash and forgave a $5.8 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values (using the income approach), including a $22.8 million in process research and development (IPRD) charge for technology that had not reached technological feasibility and had no alternative use and $33.0 million for intangible assets related to proven technology. In addition, a deferred tax liability was recorded for the tax effect of the intangible assets and deferred tax assets of $11.7 million were recorded for the net operating loss carryovers expected to be utilized in the future by Guidant. In order to value the IPRD, a risk-adjusted discount rate of 22.5% was applied to the cash flows, which are expected to begin during the second quarter of 2005. Guidant may make additional payments upon future satisfaction of regulatory, clinical and sales performance criteria. These payments will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill.

Biosensors International: In March 2003, the Company completed its acquisition of certain assets of Biosensors International’s (Biosensors) everolimus eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the Biosensors everolimus eluting stent that has been used in Biosensors’ clinical trials. Guidant recorded a $20.5 million IPRD charge in connection with the purchase, since technological feasibility of the project has not been attained and the research has no alternative future uses. Biosensors may receive additional milestone payments over the course of clinical development and upon CE Mark approval. In addition, Biosensors will receive royalties on future sales of products utilizing Biosensors’ technology.

Bioabsorbable Vascular Solutions: In March 2003, Guidant acquired the majority interest in Bioabsorbable Vascular Solutions (BVS) for $10.0 million and accrued an additional $6.0 million for a future milestone. In addition, Guidant purchased the remaining interest for $6.0 million in April 2004. All these amounts are accounted for as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. Guidant may pay milestone payments over the course of clinical development.

Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At March 31, 2004, Guidant’s accrual for milestone obligations totaled $8.3 million and will be paid during the next three years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions of up to $465.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $6.0 to $118.0 million. The Company continues to evaluate business development opportunities, which may generate additional payments.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 9 – Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and will receive earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities. Net loss from discontinued operations includes a charge of $11.2 million during the quarter ended March 31, 2004, primarily related to the write down of long-lived assets to fair value and recording inventory and accounts receivable at net realizable value. Guidant expects this discontinuation to occur in several phases, concluding within the next six to nine months. Following a brief transition period, Guidant will close its Houston and Pearland, Texas, facilities.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the Department of Justice investigation.

In addition, Guidant’s Board of Directors ratified a plan in December 2003 to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the AAA and GALILEO product lines and the Brazil operations as discontinued operations for all periods presented. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns and accruals for employee severance and lease commitments. Net loss from discontinued operations in 2003 also includes charges related to litigation settlements.

At March 31, 2004, and December 31, 2003, there were $13.5 million and $36.5 million in assets and $20.7 million and $23.9 million in liabilities related to discontinued operations. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities primarily include accruals for severance, product returns and lease commitments.

The following summarizes financial information for discontinued operations:

	Three Months Ended March 31,
	2004	2003

Net sales	$11.3	$27.5
Loss from discontinued operations before income taxes	21.1	64.0
Net loss from discontinued operations	13.6	63.0

Note 10 – Dividend

On February 17, 2004, Guidant’s Board of Directors declared a first quarter 2004 dividend of $0.10 per common share outstanding which was paid March 15, 2004, to shareholders of record on March 1, 2004, compared to $0.08 per common share for the first quarter of 2003.

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

Cardiovascular disease is the leading cause of death for both men and women in the US today and claims more lives each year than the next five leading causes of death combined. Within cardiovascular disease, Guidant develops, manufactures and markets products that focus on the treatment of coronary arrhythmias, heart failure, coronary artery disease and biliary and artery disease including:

o	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death (SCD), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

o	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

o	Coronary stent systems for the treatment of coronary artery disease

o	Angioplasty systems including dilatation catheters and related accessories for the treatment of coronary artery disease

o	Cardiac surgery systems and biliary, peripheral and carotid systems used to treat biliary and peripheral artery disease

In March 2004, the Company decided to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO System) product line. This product line is reflected as a discontinued operation for all periods presented.

Operating Results — Three Months Ended March 31, 2004

Sales

Guidant reported $934.1 million in worldwide sales for the quarter ended March 31, 2004, representing 9% growth compared to the same period in 2003. Growth in unit volume favorably impacted sales by 8%, partially offset by price declines of 3%. The impact of fluctuations in foreign currency exchange rates increased sales by $32.9 million, or 4%. The Company’s hedging policy serves to mitigate the impact of foreign currency exchange rate fluctuations on net income and therefore the impact in the first quarter 2004 was insignificant. US sales of $616.8 million grew 4% over the prior year and international sales of $317.3 million increased 20% (8% in constant currency).

Sales Summary—Three Months Ended

	March 31, 2004			March 31, 2003
(In millions)	US	Int'l.	Total	US	Int'l.	Total	Gro	wth

Implantable defibrillator systems	$323.7	$ 81.3	$405.0	$273.0	$ 59.0	$332.0	22%
Pacemaker systems	104.2	75.3	179.5	101.7	57.5	159.2	13%
Coronary stent systems	86.2	85.2	171.4	134.4	86.6	221.0	(22%)
Angioplasty systems	54.0	62.6	116.6	47.0	52.6	99.6	17%
Cardiac surgery, biliary, peripheral
and carotid systems	48.7	12.9	61.6	37.1	9.0	46.1	34%

	$616.8	$317.3	$934.1	$593.2	$264.7	$857.9	9%

Implantable Defibrillator Systems

Worldwide sales of implantable defibrillator systems in the first quarter of 2004 were $405.0 million, an increase of 22% over the same period in 2003. Growth was driven by increased implantable defibrillator volume including a shift toward higher-value CRT-D systems. US implantable defibrillator system sales increased 19% to $323.7 million and international sales increased 38% (22% in constant currency) to $81.3 million in the first quarter of 2004 compared to the same period in the prior year. Implantable defibrillator systems sales growth was driven by:

o	Increased awareness for implantable defibrillator and cardiac resynchronization therapies based upon the findings of two Guidant-sponsored clinical trials — the pivotal MADIT II and COMPANION. MADIT II demonstrated that a broader group of patients would benefit from implantable defibrillator therapy and the investigators for the COMPANION Trial recently reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death or hospitalization when compared with optimal drug treatment alone.

o	VITALITY® family of implantable defibrillator systems

o	CONTAK® RENEWAL™ family of CRT-D systems

In April 2004, Guidant announced FDA approval for the VITALITY 2 implantable defibrillator system. This device incorporates Guidant’s RHYTHM ID™ feature, which utilizes rhythm discrimination technology to distinguish between lethal and non-lethal heart rhythms to deliver the appropriate care.

The National Heart, Lung and Blood Institute’s Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT) has been completed, and the clinical trial results were presented in March 2004 at the American College of Cardiology Annual Scientific Session. The results demonstrated positive benefits of implantable defibrillators (reducing death by 23 percent versus patients who did not receive defibrillators) in patients with heart failure. The Centers for Medicare & Medicaid Services has indicated that it may consider the SCD-HeFT results as evidence to further expand reimbursement coverage for implantable defibrillators. Guidant formally joined in support of the petition to CMS for full SCD-HeFT patient population ICD coverage. The publication of SCD-HeFT and COMPANION clinical trial results and the related reimbursement decisions may impact the implantable defibrillator market.

Pacemaker Systems

Worldwide pacemaker system sales were $179.5 million for the quarter ended March 31, 2004, a 13% increase over the same period in the prior year. US pacemaker system sales grew 3% to $104.2 million and international sales grew 31% (19% in constant currency) to $75.3 million for the first quarter of 2004 compared to the same period in 2003. Pacemaker system sales growth was driven by:

o	Continued acceptance of the INSIGNIA™ family of pacemaker systems

o	Broad acceptance of the CONTAK RENEWAL TR 2 CRT-P system, launched in the third quarter of 2003 in Europe and the CONTAK RENEWAL TR CRT-P system launched in the US in January 2004

Coronary Stent Systems

Worldwide coronary stent system sales for the first quarter of 2004 were $171.4 million, a decline of 22% compared to the first quarter of 2003. The decline in sales was primarily driven by increasing penetration of competitive drug eluting stents in the US. Coronary stent system sales in the US were $86.2 million ($65.1 million end-user metallic stents) for the first quarter of 2004 compared to $134.4 million ($117.3 million end-user metallic stents) for the first quarter of 2003. In February 2004, Guidant entered into an agreement with Johnson & Johnson to co-promote Cordis’ CYPHER™ Sirolimus-eluting Coronary Stent. This agreement also allows for co-promotion of future drug eluting stents sold by Johnson & Johnson. Co-promotion commissions Guidant earns under this agreement, along with sales of stent delivery systems (dilatation catheters) to Johnson & Johnson are included in US coronary stent system sales. US end-user metallic coronary stent system sales (which exclude revenues associated with Johnson & Johnson) now account for 7% of Guidant’s worldwide revenues compared to 14% in the first quarter of 2003. These revenues are expected to continue to decline as US drug eluting stent penetration continues. International sales of coronary stent systems in the first quarter of 2004 were $85.2 million compared to $86.6 million in the first quarter of 2003. Competitive launches of metallic and drug eluting stents in Japan during 2004 are expected to impact future international sales of these systems. Coronary stent system sales in 2004 primarily include:

o	MULTI-LINK™ VISION™ Coronary Stent System

o	MULTI-LINK ZETA™ Coronary Stent System

o	MULTI-LINK PENTA™ Coronary Stent System

o	MULTI-LINK PIXEL™ Coronary Stent System, designed to treat small-diameter vessels in patients presenting with abrupt or threatened abrupt closure

In April 2004, Guidant announced CE Mark approval of the MULTI-LINK FRONTIER™ Coronary Bifurcation Stent System, which is specifically designed to treat plaque in coronary arteries at the site of a bifurcation, where one vessel branches from another.

Angioplasty Systems

Angioplasty system sales totaled $116.6 million in the first quarter of 2004 compared to $99.6 million in the first quarter of 2003, reflecting 17% sales growth. Sales growth is primarily attributable to unit volume increases for guidewires, due to the increased number of metallic and drug eluting stents being implanted and more complex lesions being treated.

Cardiac Surgery, Biliary, Peripheral and Carotid Systems

Worldwide sales of cardiac surgery, biliary, peripheral and carotid systems totaled $61.6 million in the first quarter of 2004, representing 34% growth over the same period in 2003. Sales growth was driven by:

o	VASOVIEW® Endoscopic Vessel Harvesting System

o	.035 Platforms: ABSOLUTE™ Self Expanding Stent, OMNILINK® Balloon Expandable Stent and AGILTRAC™ Peripheral Dilatation Catheter

o	RX ACCULINK™ Carotid Stent System in Europe including the RX ACCUNET™ Embolic Protection System

Cost of Products Sold

Cost of products sold was $226.3 million in the first quarter of 2004 compared to $205.1 million for the same period in 2003. Gross profit percentage was 75.8% for the first quarter of 2004 compared to 76.1% for the first quarter of 2003. The change in gross profit percentage was driven by the decrease in stent sales, partially offset by continued sales mix shift toward higher value implantable defibrillator systems, including CRT-D systems, and increased manufacturing efficiencies.

Research and Development

Guidant continued its commitment to product innovation by increasing its investment in research and development in the first quarter of 2004. Research and development expense was $137.6 million for the first quarter of 2004, or 14.7% of sales, compared to $112.8 million in the first quarter of 2003, or 13.2% of sales. Significant investments in research and development in the first quarter of 2004 included:

o	Guidant’s two primary drug eluting stent programs:

•	The first program is the CHAMPION™ Everolimus Eluting Stent System mounted on the VISION stent delivery system. It has a bioabsorbable polymer matrix and is being evaluated in the FUTURE family of clinical trials.

•	The second program is the MULTI-LINK VISION Everolimus Eluting Stent System, which is currently being evaluated in the SPIRIT FIRST Clinical Trial and includes a durable polymer matrix.

o	Bioabsorbable stent research and development

o	Advanced Patient Management™ applications, designed to enable physicians to monitor patient heart function remotely and automatically

o	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

o	Development of next-generation devices for cardiac rhythm management, carotid stent systems and cardiac surgery products

           Important research and development milestones in 2004 included:

o	FUTURE III Clinical Trial – Study designed to provide additional safety and performance data on the CHAMPION Everolimus Eluting Stent System. Enrollment in this clinical trial began in April 2004 and is expected to include 800 patients.

o	SPIRIT FIRST Clinical Trial – Feasibility study for durable polymer drug eluting stent to support filings for larger US and European pivotal trials. Enrollment of 60 patients was completed in April 2004.

o	DECREASE HF Clinical Trial – Heart failure study designed to demonstrate the safety and effectiveness of the flexible pacing modes offered in Guidant’s newest CRT-D systems. Enrollment of 360 patients was completed in April 2004.

o	CONTAK RENEWAL 3 AVT Clinical Trial – Study designed to study the effect of device therapy in patients who suffer from both heart failure and atrial arrhythmias. Guidant expects to complete enrollment in the third quarter of 2004.

o	Acculink for Revascularization of Carotids in High Risk Patients (ARCHeR) Clinical Trial – Study designed to evaluate the safety and effectiveness of carotid artery stenting as a minimally invasive alternative for treating carotid artery disease in patients ineligible for surgery or at high surgical risk. The Company announced positive one-year results in March 2004. Guidant also announced positive 30-day results from its third clinical trial designed to evaluate carotid stenting, the ARCHeR 3 Clinical Trial in March 2004.

In-Process Research and Development (IPRD)

Guidant recorded a $26.8 million pre-tax IPRD charge in the first quarter of 2004. This charge includes $22.8 million associated with the acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices, for the technology that had not reached technological feasibility and had no alternative use. See Note 9 to the consolidated financial statements for further details regarding this acquisition. The remaining charge was primarily for the purchase of technology to be utilized in conjunction with Guidant’s carotid stent systems.

Guidant recorded a pre-tax IPRD charge of $36.5 million in the first quarter of 2003 related to the following acquisitions:

o	Biosensors International – Guidant purchased certain assets of Biosensors International (Biosensors), resulting in $20.5 million of IPRD. Guidant also obtained an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a non-exclusive license to this technology for use with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing the Biosensors everolimus eluting stent that has been used in Biosensors’ FUTURE I and II clinical trials.

o	Bioabsorbable Vascular Solutions – Guidant purchased the majority interest in Bioabsorbable Vascular Solutions (BVS), an early-stage developer of bioabsorbable stents, resulting in a $16.0 million IPRD charge. In April 2004, an additional IPRD charge was recorded when the remaining interest was purchased for $6.0 million. Bioabsorbable stents are designed to be fully absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

Sales, Marketing and Administrative

Sales, marketing and administrative expenses were $314.7 million for the three months ended March 31, 2004, compared to $269.0 million for the same period in 2003, an increase of 17%. The increases were driven primarily by compensation associated with sales growth and the increase in the cardiac rhythm management sales force.

Total expenses in the first quarter of 2004 included $14.7 million of compensation expense as a result of restricted stock grants made under the 2003 performance-based equity compensation program, including accelerated vesting due to the final share price appreciation target of 75% growth achieved from the grant date (February 2003) through January 2004. This represents an increase in restricted stock expense of $11.9 million compared to the first quarter of 2003. These expenses were classified in the income statement consistent with the functional area of related employees.

Interest

Net interest income was $1.0 million for the three months ended March 31, 2004, compared to $1.4 million for the same period in 2003. The decrease in net interest income from 2003 was driven by a higher average outstanding debt balance, which was partially mitigated by increased interest income from larger balances in cash and cash equivalents and short-term investments. Guidant currently manages interest rate risk by using interest rate swap agreements to convert fixed-rate debt to variable-rate debt.

Royalties

Net royalties expense totaled $12.1 million in the first quarter of 2004 compared to $13.3 million for the same period in 2003. Net royalty expense included royalty income of less than $1.0 million in all periods presented. Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems and stent delivery systems. The decrease was primarily due to the December 2003 expiration of the Mirowski patent covering certain implantable defibrillator products. At the end of the first quarter, the Company has accrued royalties and interest of $58.1 million under a license agreement pertaining to that patent, the ultimate payment of which will depend on the Federal Circuit Court of Appeals ruling on a competitor’s challenge to the patent’s validity, claim construction and term extension. (See Part II, Item 1, Legal Proceedings.)

Income Tax

The effective income tax rates for the quarters ended March 31, 2004 and 2003 were 26.4% and 27.0%. Guidant’s ongoing operations are impacted by overseas operations having statutory tax rates that are lower than the US statutory tax rates.

Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and will receive earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities. Net loss from discontinued operations includes a charge of $11.2 million during the quarter ended March 31, 2004, primarily related to the write down of long-lived assets to fair value and recording inventory and accounts receivable at net realizable value. Guidant expects this discontinuation to occur in several phases, concluding within the next six to nine months. The Company expects to incur pre-tax losses of between $22.0 million and $28.0 million associated with the exit for the remainder of 2004. Following a brief transition period, Guidant will close its Houston and Pearland, Texas, facilities.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the Department of Justice investigation.

In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the AAA and GALILEO product lines and the Brazil operations as discontinued operations for all periods presented. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns and accruals for employee severance and lease commitments. Net loss from discontinued operations in 2003 also includes charges related to litigation settlements.

The following summarizes financial information for discontinued operations (in millions):

	Three Months Ended March 31,
	2004	2003

Net sales	$11.3	$27.5
Loss from discontinued operations before income taxes	21.1	64.0
Net loss from discontinued operations	13.6	63.0

LIQUIDITY AND FINANCIAL CONDITION

	March 31, 2004	December 31, 2003
(Dollars in millions)
Cash and cash equivalents (1)	$ 1,612.3	$ 1,468.2
Working capital	$ 2,329.6	$ 2,017.5
Current ratio	3.6:1.0	2.9:1.0
Net cash position (2)	$ 587.2	$ 519.9
Days receivable outstanding	79	78
Inventory turnover	2.22	2.38

(1)     A substantial portion of cash and cash equivalents is indefinitely invested in Guidant’s non-US subsidiaries.

(2) Net cash position is the sum of cash and cash equivalents less total debt.

Certain of Guidant’s acquisitions involve contingent consideration. Payment of the additional consideration is generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At March 31, 2004, Guidant’s accrual for milestone obligations totaled $8.3 million to be paid during the next three years. In addition, future undiscounted contingent consideration for performance-related milestones on acquisitions of up to $465.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $6.0 to $118.0 million. The Company continues to evaluate business development opportunities, which may generate additional payments.

Summary of Cash Flows

	Three Months Ended March 31,
	2004	2003	Change
(In millions)
Net cash provided by (used for):
Operating activities	$ 131.2	$ 110.3	$ 20.9
Investing activities	(113.8)	(53.3)	(60.5)
Financing activities	134.7	9.5	125.2
Effect of exchange rate changes on cash	(8.0)	23.7	(31.7)

Net increase in cash and cash equivalents	$ 144.1	$ 90.2	$ 53.9

Net cash provided by operating activities was $131.2 million for the first three months of 2004, an increase of $20.9 million from the same period in 2003 primarily due to an increase of $128.2 million increase in net income, adjusted for non-cash items, partially offset by a decrease in taxes payable.

Net cash used for investing activities was $113.8 million for the first three months of 2004, an increase of $60.5 million from the prior year primarily due to the following:

o	$48.4 million for the acquisition of AFx, inc.

o	$24.4 million increase in net additions of property and equipment, primarily for buildings due to the growth of the cardiac rhythm management product lines

Net cash provided by financing activities was $134.7 million for the first quarter of 2004, an increase of $125.2 million from the prior year due to the following:

o	$177.8 million increase in issuances of common stock for stock option exercises

o	$75.6 million increase in borrowings

partially offset by:

o	$97.2 million repurchase of common stock

o	$31.0 million in dividend payments

Exchange rate fluctuations decreased cash by $8.0 million for the three months ended March 31, 2004 compared to an increase in cash of $23.7 million for the three months ended March 31, 2003. This decrease of $31.7 million is primarily due to the Euro weakening during the quarter ended March 31, 2004 and strengthening during the quarter ended March 31, 2003 compared to the US dollar.

At March 31, 2004, the Company had outstanding borrowings of $1,025.1 million at a weighted average interest rate of 1.76%, including bank borrowings, commercial paper, $350.0 million principal balance in long-term notes due in 2006 and interest rate swap agreements valued at $7.2 million. Bank borrowings represent short-term uncommitted credit facilities with commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $800.0 million. There are currently no outstanding borrowings under these facilities. The Company classified $250.0 million as short-term debt at March 31, 2004. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash needs for 2004, including planned capital expenditures of approximately $125.0 million for the remainder of 2004.

The Company has recognized net deferred tax assets aggregating $283.6 million at March 31, 2004, compared to $314.1 million at December 31, 2003. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

Inventory Reserves — The Company values its inventory at the lower of cost (first-in, first-out method) or market. Reserves are estimated for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. The Company’s industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

Valuation of Purchased In-Process Research and Development (IPRD), Goodwill and Other Intangible Assets — When a business combination occurs, the purchase price is allocated based upon the fair value of tangible assets, intangible assets, IPRD and goodwill. The Company recognizes IPRD in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. The Company considers, among other things, the projects’ stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. The methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Income Taxes — All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

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

Legal Proceedings and Other Loss Contingencies — The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive or treble damage claims, or claims for injunctive relief related to alleged infringement of a third party’s patents, or seek declarations affecting the validity of the Company’s patents. Litigation outcomes are not within the Company’s complete control, are often very difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with SFAS 5, Accounting for Contingencies.

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

From time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-K, the Company conducted the following field actions:

In March 2004, certain lots of size 8 French guide catheters, used to assist in placement of Guidant’s heart failure lead delivery system, were recalled due to a component issue. Regulatory authorities were notified and the component issue has been resolved.

In April 2004, Guidant issued a field notification to physicians related to the HEARTSTRING™ Proximal Seal. The communication described specific steps the physician should use for the deployment and removal of the device. FDA was notified and no product was required to be returned. Regulatory authorities outside the US were also notified.

Cautionary Factors

Certain statements made in this report are forward-looking, including accounting estimates, statements concerning sales trends, anticipated tax rates, capital expenditures, cash flows, costs of research programs, the timing of discontinued operations and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

o	The development of the coronary stent market: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected the market for metallic coronary stents and will continue to impact the Company’s financial results.

o	The effects of operating in a highly regulated industry, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant’s industry.

o	Changes in the location or volume of production or changes in tax law.

o	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, all as further described in Exhibit 99 to this filing, which is incorporated herein by reference.

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

Section 404 of the Sarbanes-Oxley Act requires company management to assess and report on the company’s internal controls. It also requires a company's independent, outside auditors to issue an "attestation" to management's assessment, as well as assess the proper design and function of internal controls. Guidant expects to be required to comply with this requirement for the first time as of December 31, 2004. Guidant has substantially completed the documentation to comply with this standard and is now working on management testing of internal controls.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in patent, product liability, shareholder and other legal proceedings that arise in the course of the Company’s business. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the lower end of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

Patent and other proprietary rights are essential to the Company’s business. Significant litigation concerning patents and products is pervasive in the Company’s industry. Patent claims include challenges to the coverage and validity of the Company’s patents on products or processes as well as allegations that the Company’s products infringe patents held by competitors or other third parties. Although the Company believes that it has valid defenses to these challenges with respect to material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations.

Losses in the matters below are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded reserves for these matters. While the liability of the Company in connection with the claims cannot be estimated with any certainty, the outcome of these legal proceedings, except as specifically identified below, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations for that period. While the Company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the Company may in the future incur material judgments or enter into material settlements of claims.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of MULTI-LINK family of coronary stent systems infringes the Boneau patents owned by Medtronic Vascular. The suit is consolidated with a suit by ACS alleging infringement by Medtronic Vascular of the Company’s Lau stent patents. The Medtronic Vascular complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic Vascular is seeking injunctive relief, co-ownership of the Lau patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic Vascular are invalid. Pretrial matters are scheduled through 2004, with trial set in the first quarter of 2005. This suit is one of a number of suits brought by Medtronic Vascular under the Boneau patents against all substantial participants in the stent market. The allegations made by Medtronic Vascular are wide-ranging and cover the Company’s products broadly. Accordingly, while potential liability cannot be estimated with any certainty, an adverse outcome could have a material impact on results of operations or consolidated financial position.

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

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude), filed suit against the Company’s subsidiaries, CPI and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motion, the case was transferred to the District Court for Minnesota. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Currently four patents are at issue. Pacesetter has sought reexamination of two of the patents. On the Company’s motion, the litigation has been stayed pending the completion of the reexaminations.

On April 14, 2003, Medinol Ltd. filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA and MULTI-LINK PENTA Coronary Stent Systems infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. Pretrial matters are scheduled through most of 2004.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. The Company settled eleven of the suits that predated the EVT plea for an amount recorded in the third quarter of 2003 that was not material to the Company. Subsequent to the EVT plea, the Company has been served with approximately thirty-five additional individual complaints, and more such suits are likely to be filed. A consolidated class action complaint covering ANCURE recipients is also pending in the Northern District of California. These cases generally allege that plaintiffs died or suffered other injuries as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. An additional complaint includes state-law allegations of unfair trade and business practices relating to sales of the product. While the Company maintains insurance that may serve to reduce the Company’s exposure with respect to these claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), has filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have sought to intervene in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.

Also following the EVT plea, the Company has been served with securities class action and shareholder derivative complaints relating to the ANCURE System. A consolidated securities class action, which names as defendants the Company, EVT and certain of their current and former officers, is pending in the Southern District of Indiana. Generally, it is alleged that during all or a portion of the period from June 23, 1999, through June 12, 2003, public statements by the Company relating to the ANCURE System were false and misleading. Damages are sought on behalf of persons who purchased or otherwise acquired Company shares during that period. The Company has filed a motion to dismiss the case, which motion is fully briefed.

The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court suits have been stayed in favor of the federal action. The Company has filed a motion to dismiss the federal action, which motion is fully briefed.

On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company (Lilly), and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties have agreed to an expedited proceeding with limited scope and a bench trial is scheduled in August 2004.

On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF, and Frontier 3x2 devices will infringe the ‘119 patent (described in the prior paragraph) when those devices are approved for sale in the US.

On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter alleging that their Quicksite over-the-wire pacing lead has infringed US Patent No. 5,755,766/Reexamination Certificate No. 5,755,766 C1 (“the ‘766 Patent”).

On February 24, 2004, the Company entered into an agreement with Johnson & Johnson (J&J) to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, Boston Scientific Corporation (BSC) sued J&J in the U.S. District Court for the District of Delaware alleging that the CYPHER stent infringes certain patents owned by BSC. On March 16, 2004, BSC filed an amended complaint adding the Company as a defendant. Under the terms of the agreement with J&J, J&J is required to indemnify the Company.

Anna Mirowski, Lilly and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. The suit alleges that St. Jude’s defibrillator products infringe patents licensed to CPI. In July 2001, a jury found that two of the licensed patents were valid and that St. Jude had infringed one, a patent that expired in March 2001. The jury awarded damages of $140.0 million against St. Jude. The Company did not record a gain given the uncertainty remaining as to the ultimate resolution. On February 13, 2002, the court, in ruling on a number of post-trial motions, reversed each of the three jury findings above, along with the jury award. The court awarded St. Jude certain post-trial fees and costs (in an immaterial amount), along with contingent expenses and attorney fees upon any retrial of the case if a retrial is required following any appeal of the court’s rulings. Cross appeals are pending in the Federal Circuit Court of Appeals.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended March 31, 2004, of the Company’s common shares:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
01/01/04-
01/31/04	--	--	--	--

02/01/04-
02/29/04	--	--	--	$250.0 million

03/01/04-
03/31/04	1.2 million	$69.11	1.2 million	$167.0 million

(1)	Guidant repurchased an aggregate of 1.2 million common shares pursuant to the repurchase program publicly announced on February 17, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed one current report on Form 8-K dated January 29, 2004, describing pursuant to Item 12 the Company’s earnings release of the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION
(Registrant)

Date: May 7, 2004	/s/ Keith E. Brauer
Vice President, Finance and
Chief Financial Officer

Date: May 7, 2004	/s/ Peter J. Mariani
Vice President, Corporate
Controller and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit 10.28:     Amendments through and including Settlement and Release Agreement and Amendment to Master License Agreement dated
                            February 24, 2004 by and between the Company, Johnson & Johnson and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment.

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