Form 10-Q
period 2004-06-30
GUIDANT CORP
filed 2004-08-06
CIK 929987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 1-13388

GUIDANT CORPORATION
(Exact name of Registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1931722 (I.R.S. Employer Identification No.)

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

Yes    X      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X       No _____

The number of shares of common stock outstanding as of August 4, 2004:

Class	Number of Shares Outstanding
Common	314,576,547

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Operation
(In millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$ 938.8	$ 926.6	$ 1,872.9	$ 1,784.5
Cost of products sold	234.6	224.5	460.9	429.6

Gross profit	704.2	702.1	1,412.0	1,354.9

Research and development	136.8	129.4	274.4	242.2
Purchased in-process research and development	73.0	12.0	99.8	48.5
Sales, marketing and administrative	298.1	297.2	612.8	566.2
Interest, net	(0.2)	(2.5)	(1.2)	(3.9)
Royalties, net	12.5	15.7	24.6	29.0
Amortization	7.7	3.3	15.0	6.5
Other, net	6.4	0.4	8.9	5.7
Litigation, net	--	422.8	--	422.8

Income (loss) from continuing operations before income taxes	169.9	(176.2)	377.7	37.9
Income taxes	34.3	(94.4)	89.1	(36.7)

Income (loss) from continuing operations	135.6	(81.8)	288.6	74.6
Loss from discontinued operations, net of income taxes	(9.1)	(15.3)	(22.7)	(78.3)

Net income (loss)	$ 126.5	($ 97.1)	$ 265.9	($ 3.7)

Earnings (loss) per share-basic
Income (loss) from continuing operations	$ 0.44	($ 0.27)	$ 0.93	$ 0.25
Loss from discontinued operations, net of income taxes	(0.03)	(0.05)	(0.07)	(0.26)

Net income (loss)	$ 0.41	($ 0.32)	$ 0.86	($ 0.01)

Earnings (loss) per share-diluted
Income (loss) from continuing operations	$ 0.42	($ 0.27)	$ 0.90	$ 0.24
Loss from discontinued operations, net of income taxes	(0.03)	(0.05)	(0.07)	(0.25)

Net income (loss)	$ 0.39	($ 0.32)	$ 0.83	($ 0.01)

Dividends declared per common share	$ 0.10	--	$ 0.20	$ 0.08

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2004 (unaudited)	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$1,690.4	$1,468.2
Short-term investments	100.6	--
Accounts receivable, net of allowances
of $23.5 (2004) and $24.0 (2003)	826.9	822.9
Inventories	398.0	401.9
Deferred income taxes	289.0	313.2
Prepaid expenses and other current assets	57.8	57.7
Current assets of discontinued operations	3.6	16.0

Total Current Assets	3,366.3	3,079.9
Other Assets
Goodwill, net of allowances of $157.9 (2004) and $157.9 (2003)	513.3	512.9
Other intangible assets, net of allowances of $91.1 (2004) and
$81.7 (2003)	179.7	160.8
Deferred income taxes	9.9	0.9
Investments	69.6	55.1
Sundry	65.7	60.9
Other assets of discontinued operations	0.3	20.5

Total Other Assets	838.5	811.1
Property and equipment, net of accumulated depreciation of
$715.9 (2004) and $657.0 (2003)	791.8	749.1

Total Assets	$4,996.6	$4,640.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

Liabilities and Shareholders' Equity	June 30, 2004	December 31, 2003
	(unaudited)
Current Liabilities
Accounts payable	$ 57.0	$ 85.7
Employee compensation	140.4	198.7
Other liabilities	308.2	306.9
Income taxes payable	203.9	197.2
Short-term debt	250.0	250.0
Current liabilities of discontinued operations	25.4	23.9

Total Current Liabilities	984.9	1,062.4

Noncurrent Liabilities
Long-term debt	704.1	698.3
Other	156.6	166.1

Total Noncurrent Liabilities	860.7	864.4
Commitments and contingencies	--	--

Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	--	--
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 314,844,000 (2004)
312,129,000 (2003)	384.3	301.5
Additional paid-in capital	252.3	242.4
Retained earnings	2,462.5	2,258.9
Deferred cost, ESOP	(14.7)	(17.1)
Unearned compensation	(50.8)	(25.2)
Treasury stock, at cost:
Shares: 3,158,000 (2003)	--	(171.2)

Accumulated other comprehensive income	117.4	124.0

Total Shareholders' Equity	3,151.0	2,713.3

Total Liabilities and Shareholders' Equity	$ 4,996.6	$ 4,640.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income (loss)	$ 265.9	($ 3.7)

Adjustments to Reconcile Net Income (Loss) to Cash
Provided by Operating Activities
Depreciation	69.0	63.0
Amortization of other intangible assets	15.0	6.7
Provision for inventory and accounts receivable	13.2	29.6
Purchased in-process research and development	99.8	48.5
Deferred income taxes	2.9	(16.4)
Compensation earned under restricted stock and ESOP	44.0	46.9
Other noncash, net	27.8	(46.6)

	537.6	128.0
Changes in Operating Assets and Liabilities
Receivables	(15.9)	(37.8)
Inventories	(12.9)	(46.9)
Prepaid expenses and other current assets	(9.9)	7.7
Accounts payable and accrued liabilities	(80.6)	(18.0)
Income taxes payable	80.5	(124.5)
Other liabilities	(3.3)	335.0

Net Cash Provided by Operating Activities	495.5	243.5

Investing Activities
Additions of property and equipment, net	(114.6)	(125.4)
Acquisitions, net of cash acquired	(99.7)	(104.8)
Purchases of equity and short-term investments	(122.8)	(0.5)

Net Cash Used for Investing Activities	(337.1)	(230.7)

Financing Activities
Increase in borrowings, net	6.1	62.2
Issuance of common stock under stock plans and other capital
transactions	251.1	42.9
Dividends paid	(62.2)	(24.6)
Repurchase of common stock	(127.5)	(0.3)

Net Cash Provided by Financing Activities	67.5	80.2

Effect of Exchange Rate Changes on Cash	(3.7)	82.6

Net Increase in Cash and Cash Equivalents	222.2	175.6

Cash and Cash Equivalents at Beginning of Period	1,468.2	1,014.8

Cash and Cash Equivalents at End of Period	$ 1,690.4	$ 1,190.4

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

For further information, including the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reported net income (loss) (1)	$ 126.5	($ 97.1)	$ 265.9	($ 3.7)
Deduct: Stock-based compensation not reflected in
net income (loss), net of tax	17.6	15.1	28.0	31.0

Pro forma net income (loss)	$ 108.9	($112.2)	$ 237.9	($34.7)

Earnings (loss) per share:
Basic--as reported	$ 0.41	($ 0.32)	$ 0.86	($0.01)

Basic--pro forma	$ 0.35	($ 0.37)	$ 0.77	($0.11)

Diluted--as reported	$ 0.39	($ 0.32)	$ 0.83	($0.01)

Diluted--pro forma	$ 0.34	($ 0.37)	$ 0.74	($0.11)

(1)     Reported amounts include expense associated with restricted stock awards.

On April 1, 2004, Guidant granted options on approximately 3.1 million shares and 610,000 restricted stock awards to over 2,500 employees. Restricted stock awards are expensed ratably over the vesting period. Under this program, stock options will vest ratably over three years and the restricted stock awards will vest primarily on April 1, 2007. For certain executive officers, the restricted stock awards vest over six years, but may be accelerated to three-year vesting, in 1/3 increments, upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($63.11 on April 1, 2004). Grants may vest earlier upon a qualifying disability, death, retirement or change in control.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2004	December 31, 2003

Finished products	$191.3	$172.9
Work in process	69.9	81.5
Raw materials and supplies	136.8	147.5

	$398.0	$401.9

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

	Six Months Ended June 30,
	2004	2003
January 1	$ 22.3	$ 18.8
Provisions for product warranties	4.5	3.3
Settlements during the period	(7.9)	(4.2)

June 30	$ 18.9	$ 17.9

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 5 – Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$ 135.6	($81.8)	$ 288.6	$ 74.6
Loss from discontinued operations, net of income taxes	(9.1)	(15.3)	(22.7)	(78.3)

Net income (loss)	$ 126.5	($97.1)	$ 265.9	($ 3.7)

Earnings (loss) per share-basic
Income (loss) from continuing operations	$ 0.44	($0.27)	$ 0.93	$ 0.25
Loss from discontinued operations, net of income taxes	(0.03)	(0.05)	(0.07)	(0.26)

Net income (loss)	$ 0.41	($0.32)	$ 0.86	($ 0.01)

Earnings (loss) per share-diluted
Income (loss) from continuing operations	$ 0.42	($0.27)	$ 0.90	$ 0.24
Loss from discontinued operations, net of income taxes	(0.03)	(0.05)	(0.07)	(0.25)

Net income (loss)	$ 0.39	($0.32)	$ 0.83	($ 0.01)

Weighted average common shares outstanding	310.91	304.52	309.70	303.86
Effect of dilutive stock options and unvested restricted
stock awards	9.24	--	9.65	6.11

Weighted average common shares outstanding
and assumed conversions	320.15	304.52	319.35	309.97

Total options outstanding at June 30, 2004 and 2003 were 41.2 million and 48.3 million. Earnings per share-diluted includes 37.8 million and 39.5 million stock options for the three- and six-month periods ended June 30, 2004 and includes 22.2 million stock options for the six-month period ended June 30, 2003. Stock options with an exercise price greater than the average market value stock price for the period were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact. All stock options were excluded from loss per share-diluted for the three-month period ended June 30, 2003, as the impact would have been anti-dilutive.

Note 6 – Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) adjusted for changes in foreign currency translation adjustments and unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges. For the second quarters of 2004 and 2003, comprehensive income (loss) was $133.1 million and ($70.7) million. Comprehensive income for the six months ended June 30, 2004 and 2003 was $259.3 million and $43.6 million. The increase in comprehensive income was primarily due to net income in 2004, compared to net losses in 2003, partially offset by foreign currency translation losses in 2004 compared to gains in 2003.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Segment Information

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales(1):
US	$631.3	$ 628.6	$1,248.1	$1,221.8
International	307.5	298.0	624.8	562.7

	$938.8	$ 926.6	$1,872.9	$1,784.5

(1)     Revenues are attributed to countries based on location of the customer.

	June 30, 2004	December 31, 2003
Property and Equipment, Net:
US	$706.5	$660.8
International	85.3	88.3

	$791.8	$749.1

	Three Months Ended June 30,		Six Months Ended June 30,
Classes of Similar Products:	2004	2003	2004	2003
Net Sales:
Implantable defibrillator
systems	$ 455.7	$ 376.5	860.7	$ 708.5
Pacemaker systems	183.1	171.7	362.6	330.9
Coronary stent systems	120.4	223.0	291.8	444.0
Angioplasty systems	111.2	103.4	227.8	203.0
Cardiac surgery, biliary, peripheral
and carotid systems	68.4	52.0	130.0	98.1

	$ 938.8	$ 926.6	$1,872.9	$1,784.5

Note 8 – Acquisitions

AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices. Guidant paid $48.4 million (including transaction expenses) in cash and forgave a $5.8 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values (using the income approach), including a $22.8 million in process research and development (IPRD) charge for technology that had not reached technological feasibility and had no alternative use and $33.0 million for intangible assets related to proven technology. In addition, a deferred tax liability of $12.2 million was recorded for the tax effect of the intangible assets and deferred tax assets of $11.7 million were recorded for the net operating loss carryovers. In order to value the IPRD, a risk-adjusted discount rate of 22.5% was applied to the cash flows. Guidant may make additional payments upon future satisfaction of regulatory, clinical and sales performance criteria. These payments will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill.

Biosensors International (Biosensors): In March 2003, the Company completed its acquisition of certain assets of Biosensors’ everolimus eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents. Additionally, Guidant acquired the option of manufacturing and commercializing Biosensors’ everolimus eluting stent platform that has been used in Biosensors’ FUTURE I and II Clinical Trials. Guidant recorded a $20.5 million IPRD charge in connection with the purchase, since technological feasibility of the project had not been attained and the research had no alternative future uses. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I. An additional IPRD charge of $50.0 million was recorded in the second quarter of 2004 for clinical results related to Biosensors’ everolimus eluting stent trial, FUTURE II. Over the course of clinical development, Biosensors may receive additional milestone payments. In addition, Biosensors will receive royalties on future sales of products utilizing Biosensors’ technology.

Bioabsorbable Vascular Solutions (BVS): In March 2003, Guidant acquired the majority interest in BVS for $10.0 million and accrued an additional $6.0 million for a future clinical milestone. In addition, Guidant purchased the remaining 49% interest for $6.0 million in April 2004. All these amounts are accounted for as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. Guidant may pay milestone payments over the course of clinical development.

X Technologies, Inc. (X Technologies): In June 2003, Guidant acquired X Technologies, the manufacturer of the FDA-approved FX miniRAIL™ Balloon Dilatation Catheter, a device for the treatment of coronary artery disease. Guidant paid $60.0 million in cash and forgave a $4.5 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including $88.7 million to intangible assets related to developed technology and the related deferred tax liability of $32.8 million. Guidant may make additional payments upon future satisfaction of sales performance criteria.

Novartis Pharma AG and Novartis AG (Novartis): In 2002, Guidant entered into an agreement with Novartis that provided Guidant an exclusive worldwide license to use everolimus in drug eluting stents. In the second quarter of 2004, a payment of $15.0 million was made to Novartis for completion of SPIRIT FIRST clinical trial enrollment. This amount was recorded as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses.

Certain of Guidant’s acquisitions involve contingent consideration and certain equity investments may involve contingent payments, which would provide additional ownership to Guidant (collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At June 30, 2004, Guidant’s accrual for milestone payments totaled $35.3 million and is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $268.3 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.0 to $80.0 million. The Company continues to evaluate business development opportunities, which may generate additional payments.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 9 – Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and will receive earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities. Net loss from discontinued operations for the six months ended June 30, 2004 includes a charge of $11.2 million, primarily related to the write down of long-lived assets to fair value and recording inventory and accounts receivable at net realizable value.

Guidant expects this discontinuation to occur in several phases, concluding within the next six months. Guidant has taken steps to close the Houston and Pearland, Texas, facilities.

In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the AAA and GALILEO product lines and the Brazil operations as discontinued operations for all periods presented.

At June 30, 2004, and December 31, 2003, there were $3.9 million and $36.5 million in assets and $25.4 million and $23.9 million in liabilities related to discontinued operations. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities primarily include accruals for severance, product returns, ANCURE-related settlements and lease commitments. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns, ANCURE-related settlements, employee severance and facility costs. Loss from discontinued operations before income taxes, for the six months ended June 30, 2003, includes a $62.4 million charge for the previously disclosed agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA.

The following summarizes financial information for discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$ 4.1	$ 21.4	$ 15.4	$ 48.9
Loss from discontinued operations before income taxes	(15.0)	(41.5)	(36.1)	(105.5)
Net loss from discontinued operations	(9.1)	(15.3)	(22.7)	(78.3)

Note 10 – Dividend

For the six months ended June 30, 2004 Guidant’s Board of Directors declared total dividends of $0.20 per common share outstanding compared to $0.08 per common share outstanding for the first six months ended June 30, 2003.

Note 11 – Subsequent Event

On July 21, 2004 Guidant’s Board of Directors approved a management action that will include work force reductions and termination of certain contracts, resulting primarily from the weakness in the metallic coronary stent market. The pre-tax expense associated with this plan is estimated between $50.0 million and $70.0 million and will be recorded during the third quarter of 2004. This charge includes severance, benefits packages for affected employees, contract termination costs and other related costs.

Note 12 – Contingencies

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

Cardiovascular disease is the leading cause of death for both men and women in the US today and claims more lives each year than the next five leading causes of death combined. Within cardiovascular disease, Guidant develops, manufactures and markets products that focus on the treatment of coronary arrhythmias, heart failure and coronary and peripheral disease including:

•	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death (SCD), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty systems including dilatation catheters and related accessories for the treatment of coronary artery disease

•	Cardiac surgery systems

•	Peripheral systems, including those to treat biliary, peripheral vascular and carotid artery disease

Operating Results — Three and Six Months Ended June 30, 2004

Sales

Guidant reported $938.8 million in worldwide sales for the quarter ended June 30, 2004, representing 1% growth compared to the same period in 2003. The impact of fluctuations in foreign currency exchange rates increased sales by $17.0 million, or 2%, partially offset by price declines of 1%. All product lines, except coronary stent systems, experienced growth during the second quarter of 2004. US sales of $631.3 million remained relatively flat compared to the prior year and international sales of $307.5 million increased 3%. Sales of products other than worldwide coronary stent systems represented 87% of total revenues and increased 16% in the second quarter 2004 compared to the second quarter 2003.

Sales for the six months ended June 30, 2004, of $1,872.9 million, increased $88.4 million, or 5% over the same period in 2003. The impact of fluctuations in foreign currency exchange rates increased sales by $49.9 million, or 3%, volume increased sales 5% and price declines decreased sales 3%. US sales of $1,248.1 million grew 2% over the prior year due to an increase in volume, while international sales of $624.8 million increased 11%.

Sales Summary—Three Months Ended

	June 30, 2004			June 30, 2003
(In millions)	US	Int'l.	Total	US	Int'l.	Total	Growth

Implantable defibrillator systems	$363.7	$ 92.0	$455.7	$306.7	$ 69.8	$376.5	21%
Pacemaker systems	111.2	71.9	183.1	107.8	63.9	171.7	7%
Coronary stent systems	51.2	69.2	120.4	123.5	99.5	223.0	(46%)
Angioplasty systems	51.5	59.7	111.2	49.0	54.4	103.4	8%
Cardiac surgery, biliary, peripheral
and carotid systems	53.7	14.7	68.4	41.6	10.4	52.0	32%

	$631.3	$307.5	$938.8	$628.6	$298.0	$926.6	1%

Sales Summary—Six Months Ended

	June 30, 2004			June 30, 2003
(In millions)	US	Int'l.	Total	US	Int'l.	Total	Growth

Implantable defibrillator systems	$ 687.4	$ 173.3	$ 860.7	$ 579.7	$ 128.8	$ 708.5	21%
Pacemaker systems	215.4	147.2	362.6	209.5	121.4	330.9	10%
Coronary stent systems	137.4	154.4	291.8	257.9	186.1	444.0	(34%)
Angioplasty systems	105.5	122.3	227.8	96.0	107.0	203.0	12%
Cardiac surgery, biliary, peripheral
and carotid systems	102.4	27.6	130.0	78.7	19.4	98.1	33%

	$1,248.1	$ 624.8	$1,872.9	$1,221.8	$ 562.7	$1,784.5	5%

Implantable Defibrillator (ICD) Systems

Worldwide sales of implantable defibrillator systems in the second quarter of 2004 were $455.7 million, an increase of 21% over the same period in 2003. Growth was driven primarily by increased volume, including a shift toward higher-value CRT-D systems. US implantable defibrillator system sales increased 19% to $363.7 million and international sales increased 32% to $92.0 million in the second quarter of 2004 compared to the same period in the prior year. For the first six months of 2004, worldwide ICD system sales were $860.7 million, an increase of 21% over the same period in the prior year. Sales of ICD systems increased due to the following:

•	Increased awareness for implantable defibrillator and cardiac resynchronization therapies based upon the findings of two Guidant-sponsored clinical trials — MADIT II and COMPANION. MADIT II demonstrated that a broader group of patients would benefit from implantable defibrillator therapy. The investigators for the COMPANION trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death or hospitalization when compared with optimal drug treatment alone. This trial demonstrated 20% reduction in combined all-cause death and hospitalization by adding Guidant’s CRT-D systems to optimal drug therapy and 36% reduction in all-cause mortality for Guidant’s CRT-D systems for patients with advanced heart failure. The COMPANION trial was published in May 2004 in the New England Journal of Medicine.

•	Continued acceptance of the following:

•	VITALITY® family of implantable defibrillator systems, primarily the VITALITY DS and VITALITY 2

•	CONTAK® RENEWAL™ family of CRT-D systems, primarily the RENEWAL 3 and RENEWAL 4

In July 2004, Guidant received Conformité Européenne (CE) Mark approval of its CONTAK RENEWAL® 4 AVT cardiac resynchronization therapy defibrillator, designed to treat heart failure patients who are at risk for sudden cardiac death and also suffer from atrial arrhythmias. In May 2004 Guidant launched the VITALITY 2 implantable defibrillator system in the US. This device incorporates Guidant’s RHYTHM ID® feature, which utilizes rhythm discrimination technology to distinguish between lethal and non-lethal heart rhythms to deliver the appropriate care.

The National Heart, Lung and Blood Institute’s SCD-HeFT clinical trial has been completed, and the preliminary clinical trial results were presented in March 2004 at the American College of Cardiology Annual Scientific Session. The results demonstrated positive benefits of implantable defibrillators (reducing death by 23% versus patients who did not receive defibrillators) in patients with heart failure. The Centers for Medicare & Medicaid Services (CMS) has indicated that it may consider the SCD-HeFT results as evidence to further expand reimbursement coverage for implantable defibrillators. Guidant formally joined in support of the petition to CMS for full SCD-HeFT patient population ICD coverage. The following may impact the implantable defibrillator market:

•	Recent entry of a new competitor in the resynchronization segment

•	Expected publication of SCD-HeFT clinical trial results

•	Recent publication of the COMPANION trial

•	Potential expanded indication and reimbursement supported by both COMPANION and SCD-HeFT clinical trials. In July 2004, the Circulatory System Devices Panel of the FDA unanimously recommended approval, with conditions, of expanded user labeling, including indications, for Guidant cardiac resynchronization therapy defibrillators based on the results of the COMPANION clinical trial. The FDA will now consider the panel’s recommendation prior to making its final decision.

Pacemaker Systems

Worldwide pacemaker system sales were $183.1 million for the quarter ended June 30, 2004, a 7% increase over the same period in the prior year. US pacemaker system sales grew 3% to $111.2 million and international sales grew 13% to $71.9 million. Worldwide sales of these products for the first six months of 2004 were $362.6 million, an increase of $31.7 million or 10% over the same period in 2003. Pacemaker system sales growth was primarily due to a shift toward higher-value CRT-P systems driven by the acceptance of the CONTAK RENEWAL TR 2 CRT-P system, launched in the third quarter of 2003 in Europe and the CONTAK RENEWAL TR CRT-P system launched in the US in January 2004.

Coronary Stent Systems

Worldwide coronary stent system sales for the second quarter of 2004 were $120.4 million, a decline of 46% compared to the second quarter of 2003. Coronary stent system sales comprised 24% of sales in the second quarter of 2003 and have now declined to 13% in the second quarter of 2004. Coronary stent system sales in the US were $51.2 million for the second quarter of 2004 compared to $123.5 million for the second quarter of 2003. Increasing penetration of competitive drug eluting stents in the US primarily drove this decline. International sales for the second quarter of 2004 and 2003 were $69.2 million and $99.5 million. This decrease was primarily due to declining stent sales in Japan as a result of competitive metallic stent launches since late 2003. Further decreases are expected in Japan when the full launch of a competitor’s drug eluting stent occurs in the second half of 2004. In February 2004, Guidant entered into an agreement with Johnson & Johnson to co-promote Cordis’ CYPHER™ Sirolimus-eluting Coronary Stent. This agreement also allows for co-promotion of future drug eluting stents sold by Johnson & Johnson. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery systems (dilatation catheters) to Johnson & Johnson, are included in US coronary stent system sales. Worldwide coronary stent system sales for the first six months of 2004 were $291.8 million compared to $444.0 million for the same period in the prior year. International sales were $154.4 million in the first six months of 2004 compared to $186.1 million in the first six months of 2003. Continued decreases in coronary stent system sales are expected until Guidant directly participates in the drug eluting stent market. Coronary stent system sales in 2004 primarily include:

•	MULTI-LINK™ VISION® Coronary Stent System

•	MULTI-LINK ZETA® Coronary Stent System

•	MULTI-LINK PENTA® Coronary Stent System

•	MULTI-LINK PIXEL® Coronary Stent System

In May 2004, Guidant announced CE Mark approval and launch of the MULTI-LINK MINI VISION™ Coronary Stent System, a cobalt chromium stent designed for treating coronary artery disease in small vessels. In April 2004, Guidant announced CE Mark approval of the MULTI-LINK FRONTIER™ Coronary Bifurcation Stent System, which is specifically designed to treat plaque in coronary arteries at the site of a bifurcation, where one vessel branches from another. In July 2004, Guidant announced Japan regulatory approval and launch of the MULTI-LINK ZETA Coronary Stent System.

Angioplasty Systems

Angioplasty system sales totaled $111.2 million in the second quarter of 2004 compared to $103.4 million in the second quarter of 2003, reflecting 8% sales growth. Sales of these products for the six months ended June 30, 2004, were $227.8 million compared to $203.0 million for the same period in the prior year, an increase of 12%. During the second and third quarter of 2004, Guidant announced FDA approval and launched the over-the-wire VOYAGER™ (OTW) and the rapid exchange VOYAGER (RX) Coronary Dilatation Catheters.

Cardiac Surgery, Biliary, Peripheral and Carotid Systems

Worldwide sales of cardiac surgery, biliary, peripheral and carotid systems totaled $68.4 million in the second quarter of 2004, representing 32% growth over the same period in 2003. Sales for these systems during the first six months of 2004 were $130.0 million compared to $98.1 million for the same period in 2003, representing a 33% increase. Sales growth was driven by:

•	Continued growth in the endoscopic vessel harvesting market driven by adoption of the VASOVIEW® Endoscopic Vessel Harvesting System

•	..035 Platforms: ABSOLUTE™ Self Expanding Stent, OMNILINK® Balloon Expandable Stent and AGILTRAC™ Peripheral Dilatation Catheter

•	RX ACCULINK™ Carotid Stent System in Europe and the RX ACCUNET™ Embolic Protection System

Cost of Products Sold

Cost of products sold was $234.6 million and $460.9 million in the second quarter of 2004 and six months ended June 30, 2004, compared to $224.5 million and $429.6 million for the same respective periods in 2003. Gross profit percentage was 75.0% for the second quarter of 2004 and 75.4% for six months ended June 30, 2004, compared to 75.8% for the second quarter of 2003 and 75.9% for the six months ended June 30, 2003. The change in gross profit percentages was primarily driven by the decrease in sales of stents in the US and Japan, partially offset by continued sales mix shift toward higher value implantable defibrillator systems, including CRT-D systems. Guidant has implemented a lean manufacturing initiative across the cardiac rhythm management product lines. This initiative is expected to improve inventory management throughout the supply chain and serve to reduce raw material levels in the short term. Over the long term this will improve responsiveness of the supply chain and help offset the Company’s decreasing gross profit percentage due to decreasing stent sales.

Research and Development

Guidant continued its commitment to product innovation by increasing its investment in research and development in the second quarter of 2004. Research and development expense was $136.8 million for the second quarter of 2004, or 14.6% of sales, compared to $129.4 million in the second quarter of 2003, or 14.0% of sales. Research and development expense for the first six months of 2004 totaled $274.4 million (14.7% of sales) compared to $242.2 million (13.6% of sales) in the same period in 2003. Significant investments in research and development in the first half of 2004 included:

•	Guidant’s two primary drug eluting stent programs:

•	CHAMPION™ Everolimus Eluting Coronary Stent System mounted on the MULTI-LINK VISION stent delivery system. This system includes a bioabsorbable polymer matrix and is being evaluated in the FUTURE family of clinical trials.

•	MULTI-LINK VISION Everolimus Eluting Stent System, which is currently being evaluated in the SPIRIT FIRST Clinical Trial and includes a durable polymer matrix. SPIRIT FIRST is a feasibility study for durable polymer drug eluting stent to support filings for larger US and European pivotal trials.

•	Bioabsorbable stent research and development

•	Advanced Patient Management™ applications, designed to enable physicians to monitor patient heart function remotely and automatically

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation devices for cardiac rhythm management, carotid stent systems and cardiac surgery products

      Important research and development events in 2004 included:

•	DECREASE HF Clinical Trial – Heart failure study designed to demonstrate the safety and effectiveness of the flexible pacing modes offered in Guidant’s newest CRT-D systems. Enrollment of 360 patients was completed in April 2004.

•	CONTAK RENEWAL 3 AVT Clinical Trial – Study designed to determine the effect of device therapy in patients who suffer from both heart failure and atrial arrhythmias. Guidant expects to complete enrollment in the third quarter of 2004.

•	FUTURE II Clinical Trial – Study designed to evaluate the safety of the CHAMPION Everolimus Eluting Coronary Stent System compared to a metallic stent platform in previously untreated lesions. The Company announced positive one-year results in May 2004, which confirmed the positive six-month results presented in September 2003.

•	SPIRIT FIRST Clinical Trial – Enrollment of 60 patients was completed in April 2004 and 30-day Major Adverse Cardiac Event (MACE) results were reported.

•	Acculink for Revascularization of Carotids in High Risk Patients (ARCHeR) Clinical Trial – Study designed to evaluate the safety and effectiveness of carotid artery stenting as a minimally invasive alternative for treating carotid artery disease in patients ineligible for surgery or at high surgical risk. In March 2004, the Company announced positive one-year results for the ARCHeR 1 and 2 Clinical Trials and positive 30-day results for the ARCHeR 3 Clinical Trial.

The Company, subject to completion of appropriate clinical trials and receipt of regulatory approvals, expects to launch its first drug eluting stent in Europe in 2005 and in the US in 2007.

In-Process Research and Development (IPRD)

Guidant recorded pre-tax IPRD charges of $73.0 million and $99.8 million for the three- and six-month periods ended June 30, 2004. This compares to $12.0 million and $48.5 million for the comparable periods in the prior year. Key components of these charges include:

2004

•	Biosensors International (Biosensors)–$50.0 million recorded during the second quarter of 2004 in conjunction with milestones related to the FUTURE II clinical trial

•	Novartis Pharma AG and Novartis AG–$15.0 million payment for completion of SPIRIT FIRST clinical trial enrollment that occurred in April 2004

•	Bioabsorbable Vascular Solutions (BVS)–$6.0 million payment to purchase the remaining interest of BVS, an early-stage developer of bioabsorbable stents, in April 2004. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	AFx, inc.-$22.8 million associated with the February 2004 acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices

The remaining charges in 2004 were primarily for the purchase of technology to be utilized in conjunction with Guidant’s carotid embolic protection systems.

2003

•	Biosensors–In March 2003, Guidant purchased certain assets of Biosensors’ everolimus eluting stent program, resulting in $20.5 million IPRD. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I.

•	BVS-In March 2003, Guidant purchased the majority interest in BVS, resulting in a $16.0 million IPRD charge

Sales, Marketing and Administrative

Sales, marketing and administrative expenses were $298.1 million for the three months ended June 30, 2004, relatively unchanged from the same period in 2003, due to spending controls. These expenses for the six months ended June 30, 2004, totaled $612.8 million compared to $566.2 million for the same period in 2003, an increase of 8%. The increases for the six-month period were driven primarily by compensation associated with sales growth and the increase in the cardiac rhythm management sales force.

Restructuring

On July 21, 2004 Guidant’s Board of Directors approved a management action that will include work force reductions and termination of certain contracts, resulting primarily from the weakness in the metallic stent market. The pre-tax expense associated with this plan is estimated between $50.0 million and $70.0 million and will be recorded during the third quarter of 2004. This charge includes severance, benefits packages for affected employees, contract termination costs and other related costs. This initiative, along with other structural spending controls, is expected to decrease sales, marketing, administrative and research and development expenses by approximately 8-13% in the second half of 2004 compared to the first half of 2004. This management action is expected to provide an improved cost structure in future years. In connection with this action, the Company changed its bonus programs in a manner expected to reduce bonus compensation in the second half of 2004, including the elimination of the management committee bonuses for all of 2004.

Interest

Net interest income was ($0.2) million for the three months ended June 30, 2004, compared to ($2.5) million for the same period in 2003. Net interest income was ($1.2) million for the six months ended June 30, 2004, compared to ($3.9) million for the same period in 2003. The decrease in net interest income from 2003 was driven by a higher average outstanding debt balance, which was partially mitigated by increased interest income from larger balances in cash and cash equivalents and short-term investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	($6.6)	($5.9)	($12.8)	($11.6)
Interest expense	6.4	3.4	11.6	7.7

Interest, net	($0.2)	($2.5)	($1.2)	($3.9)

Royalties

Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $12.5 million in the second quarter of 2004 compared to $15.7 million for the same period in 2003. These expenses for the six months ended June 30, 2004, totaled $24.6 million compared to $29.0 million in the same period in the prior year. Net royalty expense included royalty income of less than $1.0 million in all periods presented. The decrease in royalty expense was primarily due to the December 2003 expiration of a Mirowski patent covering certain implantable defibrillator products. At the end of the second quarter, the Company has accrued $58.7 million, which represents all royalties and interest potentially payable under the license agreement pertaining to that patent. The ultimate payment will depend on a decision by the Federal Circuit Court of Appeals ruling on a competitor’s challenge to the patent’s validity, claim construction and term extension. (See Part II, Item 1, Legal Proceedings.)

Amortization

Amortization for other intangible assets was $7.7 million in the second quarter of 2004 compared to $3.3 million in the second quarter of 2003. These expenses for the six months ended June 30, 2004, totaled $15.0 million compared to $6.5 million for the same period in 2003. The increases are attributable to the intangibles recorded in conjunction with the June 2003 acquisition of X Technologies, Inc. and the February 2004 acquisition of AFx, inc.

Other, net

Other, net was $6.4 million in the second quarter of 2004 compared to $0.4 million in the second quarter of 2003, and $8.9 million and $5.7 million for the six months ended June 30, 2004 and 2003. For all periods presented this line item primarily includes losses on sale of fixed assets and write downs of equity investments and fixed assets. The increase in expense during 2004 compared to 2003 is primarily due to impairments of equity investments that were considered other than temporary.

Income Tax

The effective income tax rates for the quarters ended June 30, 2004 and 2003 were 20.2% and (53.6%). The income tax rates for the six-month periods ending June 30, 2004 and 2003 were 23.6% and (96.8%) ($36.7 million tax benefit). The effective tax rate change in 2004 was primarily due to the litigation settlement in 2003 that was deductible at the US statutory tax rates. Guidant’s ongoing operations are impacted by overseas operations having statutory tax rates that are lower than the US statutory tax rates.

Litigation

The Company recorded a $422.8 million net litigation charge in the second quarter of 2003 primarily related to the arbitration decision involving Cordis Corporation.

Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and will receive earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities. Net loss from discontinued operations for the six months ended June 30, 2004 includes a charge of $11.2 million, primarily related to the write down of long-lived assets to fair value, severance-related charges and recording inventory and accounts receivable at net realizable value. Guidant expects this discontinuation to occur in several phases, concluding within the next six months. Guidant has taken steps to close the Houston and Pearland, Texas, facilities.

In addition, Guidant’s Board of Directors ratified a plan in December 2003 to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the AAA and GALILEO product lines and the Brazil operations as discontinued operations for all periods presented.

At June 30, 2004, and December 31, 2003, there were $3.9 million and $36.5 million in assets and $25.4 million and $23.9 million in liabilities related to discontinued operations. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities primarily include accruals for severance, product returns, litigation accruals and lease commitments. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns, ANCURE-related settlements, employee severance and facility costs. Loss from discontinued operations before income taxes, for the six months ended June 30, 2003, includes a $62.4 million charge for the previously disclosed agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA. The Company expects to incur pre-tax losses of up to $25.0 million associated with the exit of these three businesses for the remainder of 2004, excluding litigation charges (see Part II, Item 1, Legal Proceedings).

The following summarizes financial information for discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$4.1	$21.4	$15.4	$ 48.9
Loss from discontinued operations before income taxes	(15.0)	(41.5)	(36.1)	(105.5)
Net loss from discontinued operations	(9.1)	(15.3)	(22.7)	(78.3)

LIQUIDITY AND FINANCIAL CONDITION

	June 30, 2004	December 31, 2003
(Dollars in millions)
Cash and cash equivalents (1)	$ 1,690.4	$ 1,468.2
Working capital	$ 2,381.4	$ 2,017.5
Current ratio	3.4:1.0	2.9:1.0
Net cash position (2)	$ 836.9	$ 519.9
Days receivable outstanding	79	78
Inventory turnover	2.31	2.38

(1)     A substantial portion of cash and cash equivalents is indefinitely invested in Guidant’s non-US subsidiaries.
(2)    Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

Certain of Guidant’s acquisitions involve contingent consideration and certain equity investments may involve contingent payments, which would provide additional ownership to Guidant (collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At June 30, 2004, Guidant’s accrual for milestone payments totaled $35.3 million and will be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $268.3 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.0 to $80.0 million. The Company continues to evaluate business development opportunities, which may generate additional payments.

Summary of Cash Flows

	Six Months Ended June 30,
	2004	2003	Change
(In millions)
Net cash provided by (used for):
Operating activities	$ 495.5	$ 243.5	$ 252.0
Investing activities	(337.1)	(230.7)	(106.4)
Financing activities	67.5	80.2	(12.7)
Effect of exchange rate changes on cash	(3.7)	82.6	(86.3)

Net increase in cash and cash equivalents	$ 222.2	$ 175.6	$ 46.6

Net cash provided by operating activities was $495.5 million for the first six months of 2004, an increase of $252.0 million primarily due to a decrease in tax payments of $94.2 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Net cash used for investing activities was $337.1 million for the first six months of 2004, an increase of $106.4 million from the prior year primarily due to an increase of $122.3 million for purchases of equity and short-term investments. The majority of these purchases are interest-bearing investments with maturities between three and six months.

Net cash provided by financing activities was $67.5 million for the first six months of 2004, a decrease of $12.7 million from the prior year due to the following:

•	$127.2 million increase in repurchases of common stock

•	$37.6 million increase in dividend payments

•	$56.1 million decrease in additional borrowings

partially offset by:

•	$208.2 million increase in issuances of common stock for stock option exercises

Exchange rate fluctuations decreased cash by $3.7 million for the six months ended June 30, 2004 compared to an increase in cash of $82.6 million for the six months ended June 30, 2003. This decrease of $86.3 million is primarily due to the Euro weakening during the six months ended June 30, 2004 and strengthening during the six months ended June 30, 2003 compared to the US dollar.

At June 30, 2004, the Company had outstanding borrowings of $954.1 million at a weighted average interest rate of 2.21%, including bank borrowings, commercial paper, $350.0 million principal balance in long-term notes due in 2006 and interest rate swap agreements valued at $3.4 million. Bank borrowings represent advances under short-term uncommitted credit facilities with commercial banks. The commercial paper borrowings are supported by two credit facilities; a $400.0 million facility that expires August 2007 and a $400.0 million facility that expires August 2004. The Company is currently renegotiating the credit facility that expires August 2004. There are currently no outstanding borrowings under these facilities. The Company classified $250.0 million as short-term debt at June 30, 2004. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash needs for 2004, including planned capital expenditures of approximately $135.0 million for the remainder of 2004.

The Company has recognized net deferred tax assets aggregating $298.9 million at June 30, 2004, compared to $314.1 million at December 31, 2003. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

From time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-Q, the Company conducted the following field actions:

In June, Guidant initiated a field action in Japan related to product labeling of the Pulsar/Discovery II pacemaker systems. Changes to product labeling, including the Physician Technical Manual and labels on programming devices, were completed; however, no product was required to be returned. Affected physicians and the Japanese Ministry of Health, Labor and Welfare (MHLW) were notified.

In June, Guidant initiated a field action in Japan related to the ENDOTAK ENDURANCE® EZ lead, distributed only in Japan. Root cause analysis identified a small number of devices potentially affected. Physicians with suspect leads implanted were provided with diagnostic and follow-up recommendations and the MHLW was notified.

Cautionary Factors

Certain statements made in this report are forward-looking, including accounting estimates, statements concerning sales and expense trends, anticipated tax rates, capital expenditures, cash flows, costs of research programs, the timing of discontinued operations and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

•	The development of the coronary stent market: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected the market for metallic coronary stents and will continue to impact the Company’s financial results.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant’s industry.

•	Changes in the location or volume of production or changes in tax law.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, all as further described in Exhibit 99 to this filing, which is incorporated herein by reference.

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

Section 404 of the Sarbanes-Oxley Act requires company management to assess and report on the company’s internal controls. It also requires a company’s independent, outside auditors to issue an “attestation” to management’s assessment, as well as assess the proper design and function of internal controls. Guidant is required to comply with this requirement for the first time as of December 31, 2004. Guidant has substantially completed the documentation to comply with this standard and is now working on management testing of internal controls.

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

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of its balloon-expandable coronary and peripheral stents infringe the Boneau patents owned by Medtronic Vascular. The suit is consolidated with a suit by ACS alleging infringement by Medtronic Vascular of the Company’s Lau stent patents. The Medtronic Vascular complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic Vascular is seeking injunctive relief, co-ownership of the Lau patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic Vascular are invalid. Pretrial matters are scheduled through 2004, with trial set in the first quarter of 2005. This suit is one of a number of suits brought by Medtronic Vascular under the Boneau patents against all substantial participants in the stent market. The allegations made by Medtronic Vascular are wide-ranging and cover the Company’s stent products broadly. Accordingly, while potential liability cannot be estimated with any certainty, an adverse outcome could have a material impact on results of operations or consolidated financial position.

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

On April 14, 2003, Medinol Ltd. filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA, MULTI-LINK PENTA and MULTI-LINK VISION Coronary Stent Systems infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. Pretrial matters are scheduled through 2004.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. The Company settled eleven of the suits that predated the EVT plea for an amount recorded in the third quarter of 2003 that was not material to the Company. Subsequent to the EVT plea, the Company has been notified of additional claims and served with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has outstanding approximately thirty-five suits, and more suits are likely to be filed. A consolidated class action complaint covering ANCURE recipients was also filed in the Northern District of California; however, the plaintiffs have recently voluntarily dismissed their class allegations. The remaining cases allege that plaintiffs died or suffered other injuries as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. An additional complaint includes state-law allegations of unfair trade and business practices relating to sales of the product. While the Company maintains insurance that may serve to reduce the Company’s exposure with respect to these claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), has filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.

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

The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court suits have been stayed in favor of the federal action. The Company has filed a motion to dismiss the federal action, which motion is fully briefed. In connection with the briefing, the court recently certified an issue to the Indiana Supreme Court relating to the plaintiff’s obligation to make a demand on the Company’s board of directors before filing a lawsuit.

On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company (Lilly), and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties have agreed to an expedited proceeding with limited scope and a bench trial is scheduled in the fourth quarter of 2004.

On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF, and Frontier 3x2 devices infringe the ‘119 patent (described in the prior paragraph).

On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter alleging that their Quicksite over-the-wire pacing lead has infringed US Patent No. 5,755,766/Reexamination Certificate No. 5,755,766 C1 (‘766 Patent).

On February 24, 2004, the Company entered into an agreement with Johnson & Johnson (J&J) to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, Boston Scientific Corporation (BSC) sued J&J in the US District Court for the District of Delaware alleging that the CYPHER stent infringes certain patents owned by BSC. On March 16, 2004, BSC filed an amended complaint adding the Company as a defendant. Under the terms of the agreement with J&J, J&J is required to indemnify the Company.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended June 30, 2004, of the Company’s common shares:

Period	Total Number of Shares Purchased (1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
04/01/04-
04/30/04	452,116	$65.90	1,652,179	$137,273,976

05/01/04-
05/31/04	--	--	1,652,179	$137,273,976

06/01/04-
06/30/04	--	--	1,652,179	$137,273,976

(1)	Guidant repurchased an aggregate of 452,116 common shares pursuant to the $250.0 million repurchase program publicly announced on February 17, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on May 18, 2004. The following matters were voted on at the meeting:

Election of Directors:

Each of the following was elected to a three-year term to expire in 2007:

NAME	FOR	WITHHELD

Maurice A. Cox, Jr	240,053,869	32,784,384
Nancy-Ann Min DeParle	267,039,280	5,798,973
Ronald W. Dollens	265,763,945	7,074,307
Enrique C. Falla	240,206,957	32,631,296
Kristina M. Johnson, Ph.D	268,749,715	4,088,537

Mr. Dollens, who also serves as President and Chief Executive Officer of the Company, has announced his intention to retire from that position at the end of the year. Ms. Susan B. King, a director of the Company from 1996 and member of the director class of 2005, passed away in July 2004.

Ratification of the appointment of Ernst & Young LLP as independent auditors for the year 2004:

For	236,122,762
Against	35,003,377
Abstain	1,712,113

Shareholder proposal to adopt a policy regarding stock option expensing:

For	153,034,896
Against	87,060,595
Abstain	4,971,637
Broker Non-Votes	27,771,124

Thus, each listed director was elected to a three-year term, the appointment of auditors was ratified and the shareholder proposal received a majority of the votes cast (however not a majority of the shares outstanding).

The Company’s board of directors is continuing to evaluate the advisory vote of the shareholders concerning stock option expensing, particularly in light of continuing developments in the area, including proposed rules from the Financial Accounting Standards Board as well as potentially inconsistent Congressional actions.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Registrant filed two current reports on Form 8-K dated April 6, 2004 and April 22, 2004, describing pursuant to Item 12 the Company’s earnings releases.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION (Registrant)

Date: August 6, 2004	/s/ Keith E. Brauer
Vice President, Finance and
Chief Financial Officer

Date: August 6, 2004	/s/ Peter J. Mariani
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