Form 10-Q
period 2004-09-30
GUIDANT CORP
filed 2004-11-05
CIK 929987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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

Yes   X         No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X        No _____

The number of shares of common stock outstanding as of November 3, 2004:

Class	Number of Shares Outstanding
Common	318,564,917

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended September 30, 2004 2003		Nine Months Ended September 30, 2004 2003

Net sales	$924.5	$920.1	$2,797.4	$2,704.6
Cost of products sold	228.7	216.4	689.6	646.0

Gross profit	695.8	703.7	2,107.8	2,058.6
Research and development	124.4	140.7	398.8	382.9
Purchased in-process research and development	--	35.2	99.8	83.7
Sales, marketing and administrative	282.1	300.1	894.9	866.3
Interest, net	(2.5)	(1.2)	(3.7)	(5.1)
Royalties, net	12.6	15.9	37.2	44.9
Amortization	7.7	5.2	22.7	11.7
Other, net	5.3	(0.3)	14.2	5.5
Litigation, net	--	--	--	422.8
Restructuring charge	66.0	--	66.0	--

Income from continuing operations before income taxes	200.2	208.1	577.9	246.0
Income taxes	39.5	62.9	128.6	26.2

Income from continuing operations	160.7	145.2	449.3	219.8
Loss from discontinued operations, net of income taxes	(7.1)	(16.1)	(29.8)	(94.4)

Net income	$153.6	$129.1	$419.5	$125.4

Earnings per share-basic
Income from continuing operations	$0.51	$0.47	$1.45	$0.72
Loss from discontinued operations, net of income taxes	(0.02)	(0.05)	(0.10)	(0.31)

Net income	$0.49	$0.42	$1.35	$0.41

Earnings per share-diluted
Income from continuing operations	$0.50	$0.46	$1.40	$0.71
Loss from discontinued operations, net of income taxes	(0.02)	(0.05)	(0.09)	(0.31)

Net income	$0.48	$0.41	$1.31	$0.40

Dividends declared per common share	$0.10	$0.08	$0.30	$0.16

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2004	December 31, 2003
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$1,441.0	$1,468.2

Short-term investments	471.7	--
Accounts receivable, net of allowances
of $22.8 (2004) and $24.0 (2003)	836.7	822.9
Inventories	367.9	401.9
Deferred income taxes	322.9	313.2
Prepaid expenses and other current assets	91.8	57.7
Current assets of discontinued operations	1.9	16.0

Total Current Assets	3,533.9	3,079.9

Other Assets
Goodwill, net of allowances of $157.9 (2004) and $157.9 (2003)	513.2	512.9
Other intangible assets, net of allowances of $98.9 (2004) and
$81.7 (2003)	175.7	160.8
Deferred income taxes	2.2	0.9
Investments	73.1	55.1
Sundry	60.4	60.9
Other assets of discontinued operations	0.2	20.5

Total Other Assets	824.8	811.1

Property and equipment, net of accumulated depreciation of
$749.5 (2004) and $657.0 (2003)	796.3	749.1

Total Assets	$5,155.0	$4,640.1

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2004	December 31, 2003
Liabilities and Shareholders' Equity	(unaudited)

Current Liabilities
Accounts payable	$56.8	$85.7
Employee compensation	146.1	198.7
Other liabilities	324.5	306.9
Income taxes payable	221.2	197.2
Short-term debt	250.0	250.0
Current liabilities of discontinued operations	17.9	23.9

Total Current Liabilities	1,016.5	1,062.4

Noncurrent Liabilities
Long-term debt	526.9	698.3
Other	166.3	166.1

Total Noncurrent Liabilities	693.2	864.4
Commitments and contingencies	--	--

Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	--	--
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 317,789,000 (2004)
312,129,000 (2003)	493.8	301.5
Additional paid-in capital	293.7	242.4
Retained earnings	2,584.8	2,258.9
Deferred cost, ESOP	(13.6)	(17.1)
Unearned compensation	(43.3)	(25.2)
Treasury stock, at cost:
Shares: 3,158,000 (2003)	--	(171.2)
Accumulated other comprehensive income	129.9	124.0

Total Shareholders' Equity	3,445.3	2,713.3

Total Liabilities and Shareholders' Equity	$5,155.0	$4,640.1

See notes to consolidated financial statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$419.5	$125.4
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities
Depreciation	105.2	96.2
Amortization of other intangible assets	22.7	11.9
Provision for inventory and accounts receivable	20.6	46.8
Purchased in-process research and development	99.8	83.7
Deferred income taxes	(28.4)	(42.8)
Compensation associated with equity programs	70.4	70.3
Other noncash, net	37.6	15.1

	747.4	406.6
Changes in Operating Assets and Liabilities
Receivables	(42.1)	(68.5)
Inventories	13.7	(96.2)
Prepaid expenses and other current assets	(10.2)	(17.2)
Accounts payable and accrued liabilities	(44.4)	16.5
Income taxes payable	121.0	(48.2)
Other liabilities	(8.6)	342.7

Net Cash Provided by Operating Activities	776.8	535.7

Investing Activities
Additions of property and equipment, net	(161.4)	(180.9)
Acquisitions, net of cash acquired	(104.8)	(140.2)
Net purchases of short-term investments	(470.8)	(1.2)
Purchases of equity investments	(26.3)	(5.9)

Net Cash Used for Investing Activities	(763.3)	(328.2)

Financing Activities
Increase (decrease) in borrowings, net	(171.2)	79.5
Issuance of common stock under stock plans and other capital
transactions	360.8	89.0
Dividends paid	(93.6)	(49.2)
Repurchase of common stock	(128.0)	(10.5)

Net Cash Provided (Used) by Financing Activities	(32.0)	108.8

Effect of Exchange Rate Changes on Cash	(8.7)	22.3

Net Increase (Decrease) in Cash and Cash Equivalents	(27.2)	338.6

Cash and Cash Equivalents at Beginning of Period	1,468.2	1,014.8

Cash and Cash Equivalents at End of Period	$1,441.0	$1,353.4

See notes to consolidated financial statements

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
(In millions, except per share data)
(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s results for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Reported net income (1)	$153.6	$129.1	$419.5	$125.4
Deduct: Stock-based compensation not reflected in
net income, net of tax	13.3	15.1	41.3	49.1

Pro forma net income	$140.3	$114.0	$378.2	$76.3

Earnings per share:
Basic-as reported	$0.49	$0.42	$1.35	$0.41

Basic-pro forma	$0.45	$0.37	$1.22	$0.25

Diluted-as reported	$0.48	$0.41	$1.31	$0.40

Diluted-pro forma	$0.44	$0.36	$1.18	$0.24

(1)     Reported amounts include expense associated with restricted stock awards and accelerated vesting of stock compensation associated with the restructuring (Note 10).

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Stock-Based Compensation (continued)

On April 1, 2004, Guidant granted options on approximately 3.1 million shares and 610,000 restricted stock awards to over 2,500 employees. Restricted stock awards are expensed ratably over the vesting period. Under this program, stock options will vest ratably over three years and the restricted stock awards will vest, primarily, on April 1, 2007. For certain executive officers, the restricted stock awards vest over six years, but may be accelerated to three-year vesting, in 1/3 increments, upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($63.11 on April 1, 2004). Grants may vest earlier upon a qualifying disability, death, retirement or change in control.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2004	December 31, 2003

Finished products	$180.2	$172.9
Work in process	72.9	81.5
Raw materials and supplies (1)	114.8	147.5

	$367.9	$401.9

(1)     Decreased due to the lean manufacturing initiative across the cardiac rhythm management product lines aimed at improving inventory management.

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

	Nine Months Ended September 30,
	2004	2003

January 1	$22.3	$18.8
Provisions for product warranties	8.4	6.9
Settlements during the period	(11.6)	(6.0)

September 30	$19.1	$19.7

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 5 – Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Income from continuing operations	$ 160.7	$ 145.2	$ 449.3	$ 219.8
Loss from discontinued operations, net of income taxes	(7.1)	(16.1)	(29.8)	(94.4)

Net income	$ 153.6	$ 129.1	$ 419.5	$ 125.4

Earnings per share-basic
Income from continuing operations	$ 0.51	$ 0.47	$ 1.45	$ 0.72
Loss from discontinued operations, net of income taxes	(0.02)	(0.05)	(0.10)	(0.31)

Net income	$ 0.49	$ 0.42	$ 1.35	$ 0.41

Earnings per share-diluted
Income from continuing operations	$ 0.50	$ 0.46	$ 1.40	$ 0.71
Loss from discontinued operations, net of income taxes	(0.02)	(0.05)	(0.09)	(0.31)

Net income	$ 0.48	$ 0.41	$ 1.31	$ 0.40

Weighted average common shares outstanding	312.70	306.64	310.70	304.79
Effect of dilutive stock options and unvested restricted
stock awards	7.98	8.32	9.10	6.84

Weighted average common shares outstanding
and assumed conversions	320.68	314.96	319.80	311.63

Total options outstanding at September 30, 2004 and 2003 were 38.2 million and 46.8 million. Earnings per share-diluted includes 34.1 million and 35.4 million stock options for the three- and nine-month periods ended September 30, 2004 and includes 32.5 million and 24.7 million stock options for the three- and nine-month periods ended September 30, 2003. Stock options with an exercise price greater than the average market value stock price for the period were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact.

Note 6 – Comprehensive Income

Comprehensive income is comprised of net income adjusted for changes in foreign currency translation and unrealized gains or losses on foreign currency derivative contracts designated and qualifying as cash flow hedges. For the third quarters of 2004 and 2003, comprehensive income was $166.1 million and $143.4 million. Comprehensive income for the nine months ended September 30, 2004 and 2003 was $425.4 million and $187.0 million. The increase in comprehensive income was primarily due to higher net income in 2004 compared to 2003.

Note 7 – Segment Information

Geographic Information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net Sales (1):
US	$ 638.1	$ 631.7	$1,886.2	$1,853.5
International	286.4	288.4	911.2	851.1

	$ 924.5	$ 920.1	$2,797.4	$2,704.6

(1) Revenues are attributed to countries based on location of the customer.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 - Segment Information (continued)

	September 30, 2004	December 31, 2003

Property and Equipment, Net:
US	$715.9	$660.8
International	80.4	88.3

	$796.3	$749.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Classes of Similar Products:	2004	2003	2004	2003

Net Sales:
Implantable defibrillator systems	$ 444.6	$ 384.3	$1,305.3	$1,092.8
Pacemaker systems	181.2	182.0	543.8	512.9
Coronary stent systems	122.1	198.0	413.9	642.0
Angioplasty systems	104.8	104.8	332.6	307.8
Cardiac surgery, biliary, peripheral
and carotid systems	71.8	51.0	201.8	149.1

	$ 924.5	$ 920.1	$2,797.4	$2,704.6

Note 8 – Acquisitions

AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices. Guidant paid $48.4 million (including transaction expenses) in cash and forgave a $5.8 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values (using the income approach), including a $22.8 million in process research and development (IPRD) charge for technology that had not reached technological feasibility and had no alternative use and $31.6 million for intangible assets related to proven technology. In addition, a deferred tax liability of $11.7 million was recorded for the tax effect of the intangible assets and deferred tax assets of $11.7 million were recorded for the net operating loss carryovers. In order to value the IPRD, a risk-adjusted discount rate of 22.5% was applied to the cash flows. In August 2004, Guidant obtained FDA approval for the minimally invasive cardiac ablation indication, resulting in an additional payment of $3.0 million. This payment increased intangible assets and deferred tax liabilities by $4.8 million and $1.8 million. Guidant may make additional milestone payments upon future satisfaction of regulatory, clinical and sales performance criteria.

Biosensors International (Biosensors): In March 2003, Guidant recorded a $20.5 million IPRD charge in connection with the acquisition of certain assets of Biosensors’ everolimus eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents. Additionally, as part of this consideration, Guidant acquired the option of manufacturing and commercializing Biosensors’ everolimus eluting stent platform that has been used in Biosensors’ FUTURE I and II Clinical Trials. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I. An additional IPRD charge of $50.0 million was recorded in the second quarter of 2004 for clinical results related to Biosensors’ everolimus eluting stent trial, FUTURE II. Payments were recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses. Over the course of clinical development, Biosensors may receive additional milestone payments. In addition, Biosensors will receive royalties on future sales of products utilizing Biosensors’ technology.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 8 – Acquisitions (continued)

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

MediVas LLC (MediVas): In September 2003, Guidant acquired a subsidiary of MediVas, including rights to certain bioabsorbable polymer technologies. The agreement provided Guidant with an exclusive worldwide license to these bioabsorbable polymer products, related pre-clinical and clinical data, and intellectual property for use with drugs in the “rolimus” family, as well as a non-exclusive license for use with other drugs. Guidant recorded a $35.2 million IPRD charge in connection with the purchase, since technological feasibility of the project had not been attained and the research had no alternative future uses. MediVas may receive additional milestone payments over the course of clinical development and receive royalties on future sales of licensed products utilizing MediVas’ technology.

Novartis Pharma AG and Novartis AG (Novartis): In 2002, Guidant entered into an agreement with Novartis that provided Guidant an exclusive worldwide license to use everolimus in drug eluting stents. In the second quarter of 2004, a payment of $15.0 million was made to Novartis for completion of SPIRIT FIRST clinical trial enrollment. This amount was recorded as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. Novartis may receive additional milestone payments over the course of clinical development and receive royalties on future sales of licensed products utilizing everolimus.

Contingent Consideration
Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At September 30, 2004, Guidant’s accrual for milestone payments totaled $33.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $258.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.0 to $71.0 million, of which management currently estimates $30.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 9 – Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and will receive earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities. Net loss from discontinued operations for the nine months ended September 30, 2004 includes a charge of $11.2 million, primarily related to the write down of long-lived assets to fair value, severance related charges and recording inventory and accounts receivable at net realizable value. Guidant expects this discontinuation to be substantially complete by December 31, 2004. In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE® ENDOGRAFT® System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.

At September 30, 2004, and December 31, 2003, there were $2.1 million and $36.5 million in assets and $17.9 million and $23.9 million in liabilities related to discontinued operations. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities primarily include accruals for severance, product returns, ANCURE-related settlements and lease commitments. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns, ANCURE-related settlements, employee severance and facility costs. Loss from discontinued operations before income taxes, for the nine months ended September 30, 2003, includes a $62.4 million charge for the previously disclosed agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA.

The following summarizes financial information for discontinued operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004	2003

Net sales	($1.1	)(1)	$8.5	$14.3	$57.4
Loss from discontinued operations before income taxes	(10.9)		(22.4)	(47.0)	(127.9)
Net income from discontinued operations	(7.1)		(16.1)	(29.8)	(94.4)

(1)     Represents net product returns from customers.

Note 10 – Restructuring

On July 21, 2004 Guidant’s Board of Directors approved a corporate-wide restructuring and realignment that included work force reductions, cessation of certain capital projects and contract terminations, resulting primarily from the weakness in the metallic coronary stent market. The pre-tax expense associated with this plan was $66.0 million and includes severance and benefits packages for affected employees of $42.7 million, expense associated with the accelerated vesting of stock-based compensation (stock options and restricted stock) for affected employees of $7.1 million, impairment of property, plant and equipment of $6.5 million, relocation expenses of $4.4 million, contract termination costs of $3.9 million and other related costs of $1.4 million. At September 30, 2004 the Company had a liability of $37.8 million remaining related to this restructuring (primarily recorded in other current liabilities), the majority of which will be paid by December 31, 2004. This liability primarily relates to severance and benefit packages that have yet to be paid.

Note 11 – Dividend

On October 18, 2004, Guidant’s Board of Directors declared a fourth quarter 2004 dividend of $0.10 per common share outstanding. The dividend will be paid on December 15, 2004 to shareholders of record on December 1, 2004.

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

Cardiovascular disease is the leading cause of death for both men and women in the US today and claims more lives each year than the next five leading causes of death combined. Within cardiovascular disease, Guidant develops, manufactures and markets products that focus on the treatment of cardiac arrhythmias, heart failure and coronary and peripheral disease including:

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

Operating Results — Three and Nine Months Ended September 30, 2004 and 2003

Sales

Guidant reported $924.5 million in worldwide sales for the quarter ended September 30, 2004, representing sales growth of $4.4 million, or 0.5%, over the same period in 2003. The impact of fluctuations in foreign currency exchange rates increased sales by $16.4 million, or 2%, offset by price and volume declines. US sales of $638.1 million increased 1% compared to the prior year and international sales of $286.4 million decreased 1%. Sales of products other than worldwide coronary stent systems represented 87% of total revenues and increased 11% in the third quarter 2004 compared to the third quarter 2003.

Sales for the nine months ended September 30, 2004 were $2,797.4 million, an increase of $92.8 million, or 3% over the same period in 2003. The impact of fluctuations in foreign currency exchange rates increased sales by $66.3 million, or 2%, volume increased sales 2% and price declines decreased sales 1%. US sales of $1,886.2 million grew 2% over the prior year primarily due to an increase in volume, while international sales of $911.2 million increased 7% primarily due to fluctuations in foreign currency exchange rates.

Sales Summary—Three Months Ended

	September 30, 2004			September 30, 2003
(In millions)	US	Int'l	Total	US	Int'l	Total	Growth

Implantable defibrillator systems	$356.9	$ 87.7	$444.6	$316.6	$ 67.7	$384.3	16%
Pacemaker systems	112.1	69.1	181.2	117.2	64.8	182.0	--
Coronary stent systems	60.0	62.1	122.1	104.3	93.7	198.0	(38%)
Angioplasty systems	50.4	54.4	104.8	51.8	53.0	104.8	--
Cardiac surgery, biliary, peripheral
and carotid systems	58.7	13.1	71.8	41.8	9.2	51.0	41%

Total Sales	$638.1	$286.4	$924.5	$631.7	$288.4	$920.1	--

Sales Summary—Nine Months Ended

	September 30, 2004			September 30, 2003
(In millions)	US	Int'l	Total	US	Int'l	Total	Growth

Implantable defibrillator systems	$1,044.3	$261.0	$1,305.3	$896.3	$196.5	$1,092.8	19%
Pacemaker systems	327.5	216.3	543.8	326.7	186.2	512.9	6%
Coronary stent systems	197.4	216.5	413.9	362.2	279.8	642.0	(36%)
Angioplasty systems	155.9	176.7	332.6	147.8	160.0	307.8	8%
Cardiac surgery, biliary, peripheral
and carotid systems	161.1	40.7	201.8	120.5	28.6	149.1	35%

Total Sales	$1,886.2	$911.2	$2,797.4	$1,853.5	$851.1	$2,704.6	3%

Implantable Defibrillator (ICD) Systems

Worldwide sales of implantable defibrillator systems in the third quarter of 2004 were $444.6 million, an increase of 16% over the same period in 2003. Growth was driven primarily by increased volume and a shift toward higher-value CRT-D systems. US implantable defibrillator system sales increased 13% to $356.9 million and international sales increased 30% to $87.7 million in the third quarter of 2004 compared to the same period in the prior year. For the first nine months of 2004, worldwide ICD system sales increased 19% to $1,305.3 million, compared to $1,092.8 million for the same period in the prior year. International sales were $261.0 million in the first nine months of 2004 compared to $196.5 million in the first nine months of 2003. Sales of ICD systems increased due to the following:

•	Increased awareness and adoption of implantable defibrillator and cardiac resynchronization therapies based on the following:

•	Findings of two Guidant-sponsored clinical trials — MADIT II and COMPANION. MADIT II demonstrated that a broader group of patients would benefit from implantable defibrillator therapy. The investigators for the COMPANION trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death and hospitalization when compared with optimal drug treatment alone. This trial demonstrated 20% reduction in combined all-cause death and hospitalization by adding Guidant’s CRT-D systems to optimal drug therapy and 36% reduction in all-cause mortality for Guidant’s CRT-D systems for patients with advanced heart failure. Based on the results of the COMPANION trial, the FDA approved an expanded indication for Guidant CRT-D systems in September 2004. This approval could make CRT-D systems available to thousands more heart failure patients. Prior to this approval, a patient needed to be indicated for both an implantable cardioverter defibrillator and resynchronization therapy in order to receive a CRT-D system. This expands the indication to all patients with moderate-to-severe heart failure and certain other patient conditions.

•	SCD-HeFT Clinical Trial and proposed expanded national coverage: The National Heart, Lung and Blood Institute’s SCD-HeFT clinical trial has been completed with the preliminary clinical trial results presented in March 2004 at the American College of Cardiology Annual Scientific Session. The results demonstrated positive benefits of implantable defibrillators (reducing death by 23% versus patients who did not receive defibrillators and only received standard drug therapy) in patients with heart failure. Based on these results and other recent clinical trials, the Centers for Medicare & Medicaid Services (CMS) announced in September 2004 proposed expanded national coverage to thousands of patients at risk for sudden cardiac death. A final decision is expected in the near future.

•	RAPIDO ADVANCE delivery system and EASYTRAK 2 and EASYTRAK 3 leads, which received FDA approval and were launched in August 2004.

•	Continued acceptance of the following:

•	VITALITY® family of implantable defibrillator systems, primarily the VITALITY DS and VITALITY 2

•	CONTAK RENEWAL® family of CRT-D systems, primarily the RENEWAL 3 and RENEWAL 4

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

The following may impact the implantable defibrillator market and/or Guidant’s sales in the future:

•	Entry of a new US competitor in the resynchronization segment in July 2004

•	Expected publication of SCD-HeFT clinical trial results

•	Publication of the COMPANION trial in May 2004

•	Recent expanded indication, reimbursement and pending national coverage decision all supported by MADIT II, COMPANION and SCD-HeFT clinical trials

Pacemaker Systems

Worldwide pacemaker system sales were $181.2 million for the quarter ended September 30, 2004, virtually flat compared to the same period in the prior year. US pacemaker system sales fell 4% to $112.1 million due to decreases in price and volume. International sales grew 7% to $69.1 million, primarily due to fluctuations in foreign currency exchange rates. Worldwide sales of these products for the first nine months of 2004 were $543.8 million, an increase of $30.9 million or 6% over the same period in 2003. International sales were $216.3 million in the first nine months of 2004 compared to $186.2 million in the first nine months of 2003. Pacemaker system sales primarily include:

•	CONTAK RENEWAL TR 2 CRT-P system, launched in the third quarter of 2003 in Europe and the CONTAK RENEWAL TR CRT-P system launched in the US in January 2004, and

•	INSIGNIA family of pacemakers, including the INSIGNIA® ULTRA pacemaker system

Coronary Stent Systems

Worldwide coronary stent system sales for the third quarter of 2004 were $122.1 million, a decline of 38% compared to the third quarter of 2003 and slightly ahead of the second quarter of 2004 sales of $120.4 million. Coronary stent system sales comprise 13% of sales in both the second and third quarter of 2004, compared to 22% of sales in the third quarter of 2003. In February 2004, Guidant entered into an agreement with Johnson & Johnson (J&J) to co-promote Cordis’ CYPHER™ Sirolimus-eluting Coronary Stent (CYPHER). This agreement also allows for co-promotion of future drug eluting stents sold by J&J. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery systems (dilatation catheters) to J&J, are included in US coronary stent system sales. Revenues from J&J were $29.0 million for the third quarter of 2004 compared to $11.5 million for the same period in the prior year. Coronary stent system sales in the US were $60.0 million for the third quarter of 2004 compared to $104.3 million for the third quarter of 2003 and $51.2 million for the second quarter of 2004. Increasing penetration of competitive drug eluting stents in the US primarily drove the decline compared to 2003; however, the sales increase from the second quarter of 2004 was due to increases in co-promotion commissions and sales of stent delivery systems to J&J in the third quarter of 2004. International sales for the third quarter of 2004 and 2003 were $62.1 million and $93.7 million. This decrease was primarily due to declining stent sales in Japan as a result of competitive metallic stent launches since late 2003 and the launch of CYPHER in the third quarter of 2004. Worldwide coronary stent system sales for the first nine months of 2004 were $413.9 million compared to $642.0 million for the same period in the prior year. International sales were $216.5 million in the first nine months of 2004 compared to $279.8 million in the first nine months of 2003. Modest sequential declines in coronary stent system sales are expected until Guidant directly participates in the drug eluting stent market. Coronary stent system sales in 2004 primarily include:

•	MULTI-LINK VISION® Coronary Stent System

•	MULTI-LINK ZETA® Coronary Stent System, which received Japan regulatory approval and was launched in July 2004

•	MULTI-LINK PENTA® Coronary Stent System

•	MULTI-LINK PIXEL® Coronary Stent System

•	MULTI-LINK MINI VISION™ Coronary Stent System, which received FDA approval in September 2004

Angioplasty Systems

Angioplasty system sales totaled $104.8 million in the third quarter of 2004 and 2003. The absence of growth was due to declining balloon utilization in angioplasty procedures, as physicians become more comfortable with implanting drug eluting stents without pre-dilating the vessel. Sales of these products for the nine months ended September 30, 2004, were $332.6 million compared to $307.8 million for the same period in the prior year, an increase of 8%. During the second and third quarter of 2004, Guidant announced FDA approval and launched the over-the-wire VOYAGER™ (OTW) and the rapid exchange VOYAGER (RX) Coronary Dilatation Catheters.

Cardiac Surgery, Biliary, Peripheral and Carotid Systems

Worldwide sales of cardiac surgery, biliary, peripheral and carotid systems totaled $71.8 million in the third quarter of 2004, representing 41% growth over the same period in 2003. Sales for these systems during the first nine months of 2004 were $201.8 million compared to $149.1 million for the same period in 2003, representing a 35% increase. Sales growth was driven by:

•	Continued growth in the endoscopic vessel harvesting market driven by adoption of the VASOVIEW® Endoscopic Vessel Harvesting System

•	.035 Guidewire Platforms: ABSOLUTE™ Self Expanding Stent and AGILTRAC™ Peripheral Dilatation Catheter

•	RX ACCULINK™ Carotid Stent System and the RX ACCUNET™ Embolic Protection System for which Guidant was the first to receive FDA approval in August 2004; a reimbursement decision by CMS for high risk patients is anticipated in the near future. This decision could increase the demand for these devices.

In September 2004, Guidant announced FDA approval of the VASOVIEW 6 Endoscopic Vessel Harvesting System, a sixth-generation product expected to be easier for physicians to use.

Cost of Products Sold

Cost of products sold was $228.7 million and $689.6 million in the third quarter of 2004 and nine months ended September 30, 2004, compared to $216.4 million and $646.0 million for the same respective periods in 2003. Gross profit percentage was 75.3% for both the third quarter of 2004 and the nine months ended September 30, 2004, compared to 76.5% for the third quarter of 2003 and 76.1% for the nine months ended September 30, 2003. The decrease in gross profit percentages was primarily driven by the decrease in sales of stents in the US and Japan, partially offset by continued sales mix shift toward higher value implantable defibrillator systems, including CRT-D systems. Guidant has implemented a lean manufacturing initiative across the cardiac rhythm management product lines. Over the long term this is expected to improve responsiveness of the supply chain and help offset the Company’s decreasing gross profit percentage due to decreasing stent sales.

Research and Development

Research and development expense was $124.4 million for the third quarter of 2004, or 13.5% of sales, compared to $140.7 million in the third quarter of 2003, or 15.3% of sales. The decrease is primarily related to the restructuring, specifically the reduced employee and management bonuses in the third quarter of 2004 compared to the same period in the prior year. Research and development expense for the first nine months of 2004 totaled $398.8 million (14.3% of sales) compared to $382.9 million (14.2% of sales) in the same period in 2003. Significant investments in research and development in the first nine months of 2004 included:

•	Guidant’s drug eluting stent programs:
•	VISION-E Drug Eluting Coronary Stent System, which is currently being evaluated in the SPIRIT FIRST Clinical Trial. SPIRIT FIRST is a 60-patient study utilizing a durable polymer drug eluting stent compared to an uncoated MULTI-LINK VISION Coronary Stent System. This program has become Guidant’s lead drug eluting stent program based on the following:

•	Recently reported positive 6-month SPIRIT FIRST clinical results

•	Manufacturing advantages of the VISION-E product compared to the CHAMPION product

The SPIRIT FIRST clinical trials are expected to support filings to obtain regulatory approval to market the product in the US and Europe
•	CHAMPION™ Everolimus Eluting Coronary Stent System mounted on the MULTI-LINK VISION stent delivery system. This system includes a bioabsorbable polymer matrix and has been studied in the FUTURE family of clinical trials. Following further evaluation, Guidant has decided to stop development of the current CHAMPION program and not move forward with Future III and IV clinical trials. Guidant will redirect resources from this program to VISION-E, but will continue development of the bioabsorable polymer matrix.

•	Bioabsorbable and carotid stent systems

•	Advanced Patient Management™ applications, designed to enable physicians to monitor patient heart function remotely and automatically

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation devices for cardiac rhythm management, biliary and peripheral systems and cardiac surgery products

      Important research and development events in 2004 included:

•	SPIRIT FIRST Clinical Trial – Enrollment was completed in April 2004 and in September 2004 Guidant announced positive six-month results, including no new Major Adverse Cardiac Events (MACE) between thirty days and six months and zero percent in-stent restenosis rate for the everolimus eluting coronary stent arm. Angiographic in-stent late loss at six months was 0.10 mm for the everolimus eluting coronary stent arm compared to 0.84 mm for the control arm.

•	PROSPECT (Providing Regional Observations to Study Predictors of Events in the Coronary Tree) Study – This study is designed to increase clinical understanding of vulnerable plaques that may cause heart attacks. In September 2004, Guidant entered into a collaborative agreement with Volcano Therapeutics, Inc. (Volcano). As part of the collaborative agreement, Volcano will provide equipment to be used in the study. The study will potentially help physicians identify and treat at-risk patients before a heart attack occurs. Enrollment for this trial began in October 2004.

•	Miravant Medical Technologies Agreement (Miravant) – Guidant entered into a collaborative agreement with Miravant in July 2004 to develop photodynamic therapy for cardiovascular applications, including potential treatments for vulnerable plaque.

•	DECREASE HF Clinical Trial – Heart failure study designed to demonstrate the safety and effectiveness of the flexible pacing modes offered in Guidant’s newest CRT-D systems. Enrollment of 360 patients was completed in April 2004.

•	CONTAK RENEWAL 3 AVT Clinical Trial – Study designed to determine the effect of device therapy in patients who suffer from both heart failure and atrial arrhythmias. Enrollment was completed in August 2004.

•	A collaboration agreement was signed in August 2004 with Columbia Medical Center and Stony Brook University to study a new gene therapy that may ultimately provide a better understanding of how genetically engineered cells can help pace the heart.

•	Inhibition of Unnecessary Right Ventricular Pacing with AV Search Hysteresis in implantable defibrillators (INTRINSIC RV) Trial – This trial is a randomized trial that includes 1,500 patients and will evaluate Guidant-exclusive technology to reduce unnecessary right ventricular pacing in dual-chamber ICDs. Enrollment was completed in September 2004.

•	Acculink for Revascularization of Carotids in High Risk Patients (ARCHeR) Clinical Trial – Study designed to evaluate the safety and effectiveness of carotid artery stenting as a minimally invasive alternative for treating carotid artery disease in patients ineligible for surgery or at high surgical risk. In March 2004, the Company announced positive one-year results for the ARCHeR 1 and 2 Clinical Trials and positive 30-day results for the ARCHeR 3 Clinical Trial. These clinical trials supported Guidant receiving the first FDA approval for a carotid artery stent system with embolic protection device in August 2004. This approval will provide a minimally invasive treatment alternative to patients that are high risk for traditional carotid artery surgery. In addition, Guidant began enrollment in CAPTURE (Carotid ACCULINK/ACCUNET Post Approval Trial to Uncover Rare Events) in October 2004, an FDA-required post-approval study of carotid artery stenting in high-risk patients.

•	In July 2004, Guidant obtained FDA approval for a minimally invasive cardiac ablation indication.

In-Process Research and Development (IPRD)

Guidant incurred no IPRD charges for the three months ended September 30, 2004, compared to $35.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, Guidant recorded IPRD charges of $99.8 million and $83.7 million. Key components of these charges include:

2004

•	Biosensors International (Biosensors)–$50.0 million recorded during the second quarter of 2004 in conjunction with milestones related to the FUTURE II clinical trial.

•	Novartis Pharma AG and Novartis AG–$15.0 million payment for completion of SPIRIT FIRST clinical trial enrollment that occurred in April 2004.

•	Bioabsorbable Vascular Solutions (BVS)–$6.0 million payment to purchase the remaining interest of BVS, an early-stage developer of bioabsorbable stents, in April 2004. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	AFx, inc.–$22.8 million associated with the February 2004 acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices.

The remaining charges in 2004 were primarily for the purchase of technology to be utilized in conjunction with Guidant’s carotid embolic protection systems.

2003

•	MediVas LLC–In September 2003, Guidant acquired a subsidiary of MediVas LLC, including the right to use certain bioabsorbable polymer technologies. Guidant recorded a $35.2 million IPRD charge in connection with the purchase.

•	Biosensors–In March 2003, Guidant purchased certain assets of Biosensors’ everolimus eluting stent program, resulting in $20.5 million IPRD. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I.

•	BVS–In March 2003, Guidant purchased the majority interest in BVS, resulting in a $16.0 million IPRD charge.

Sales, Marketing and Administrative

Sales, marketing and administrative expenses were $282.1 million for the three months ended September 30, 2004, compared to $300.1 million for the same period in 2003 representing a decrease of 6%. The decrease is primarily related to the restructuring, which included a reduction in certain discretionary expenses such as travel and advertising expenses and reduced employee and management bonuses. Sales, marketing and administrative expenses for the nine months ended September 30, 2004, totaled $894.9 million compared to $866.3 million for the same period in 2003, an increase of 3%. The increase for the nine-month period was driven primarily by compensation associated with sales growth and the increase in the cardiac rhythm management sales force, partially reduced by the reduction in expenses associated with the restructuring.

Interest

The components of interest, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest income	($ 9.0)	($ 5.5)	($ 21.8)	($ 17.1)
Interest expense	6.5	4.3	18.1	12.0

Interest, net	($ 2.5)	($ 1.2)	($ 3.7)	($ 5.1)

Royalties

Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $12.6 million in the third quarter of 2004 compared to $15.9 million for the same period in 2003. These expenses for the nine months ended September 30, 2004, totaled $37.2 million compared to $44.9 million in the same period in the prior year. Net royalty expense included royalty income of less than $1.0 million in all periods presented. The decrease in royalty expense was primarily due to the December 2003 expiration of a Mirowski patent covering certain implantable defibrillator products. At the end of the third quarter, the Company had accrued $59.4 million, which represents all royalties and interest potentially payable under the license agreement pertaining to that patent. The ultimate payment by Guidant will depend on a final ruling regarding the patent. (See Part II, Item 1, Legal Proceedings.)

Amortization

Amortization for other intangible assets was $7.7 million in the third quarter of 2004 compared to $5.2 million in the third quarter of 2003. These expenses for the nine months ended September 30, 2004, totaled $22.7 million compared to $11.7 million for the same period in 2003. The increases are attributable to the intangibles recorded in conjunction with the June 2003 acquisition of X Technologies, Inc. and the February 2004 acquisition of AFx, inc.

Other, net

Other, net expense was $5.3 million in the third quarter of 2004 compared to $0.3 million of net other income in the third quarter of 2003. Other, net expense for the nine months ended September 30, 2004 and 2003 was $14.2 million and $5.4 million. The additional expense in 2004 compared to 2003 is primarily due to equity investments that were considered permanently impaired in 2004 and an increase in losses on the disposal of fixed assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Other income	($1.3)	($1.3)	($5.8)	($1.9)
Other expense	6.6	1.0	20.0	7.3

Other, net	$5.3	($0.3)	$14.2	$5.4

Income Tax

The effective income tax rates for the quarters ended September 30, 2004 and 2003 were 19.7% and 30.2%. The effective tax rate is higher for the three-month period ended September 30, 2003, primarily due to nondeductible IPRD charges in 2003 and the restructuring charge recorded in 2004 that was primarily deductible at the US statutory rate. The income tax rates for the nine-month periods ending September 30, 2004 and 2003 were 22.3% and 10.7%. The effective tax rate change in 2004 was primarily due to the litigation settlement in 2003 that was deductible at the US statutory tax rates. Guidant’s ongoing operations are impacted by overseas operations having statutory tax rates that are lower than the US statutory tax rates. Guidant is evaluating the provisions of The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. The Act creates a temporary incentive to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction. The deduction is subject to a number of limitations including a requirement that the company’s senior management and board of directors approve a domestic reinvestment plan. Additional income tax expense may be recorded if Guidant’s Board of Directors approves a plan to repatriate foreign earnings.

Litigation

The Company recorded a $422.8 million net litigation charge in the second quarter of 2003. The Company accrued $425.0 million in that quarter based on the decision of an arbitration panel in a matter involving Cordis Corporation. That decision became final in the third quarter of 2003, with payment made in the fourth quarter of 2003.

Restructuring

On July 21, 2004 Guidant’s Board of Directors approved a corporate-wide restructuring and realignment that included work force reductions, cessation of certain capital projects and contract terminations, resulting primarily from the weakness in the metallic coronary stent market. The pre-tax expense associated with this plan was $66.0 million and includes severance and benefits packages for affected employees of $42.7 million, expense associated with the accelerated vesting of stock-based compensation (stock options and restricted stock) for affected employees of $7.1 million, impairment of property, plant and equipment of $6.5 million, relocation expenses of $4.4 million, contract termination costs of $3.9 million and other related costs of $1.4 million. This initiative, along with other structural spending controls, is expected to decrease total sales, marketing, administrative and research and development expenses in the second half of 2004 compared to the first half of 2004. In connection with this restructuring, the Company changed its bonus programs in a manner expected to reduce bonus compensation expense in the second half of 2004, including the elimination of the management committee bonuses for all of 2004.

Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and will receive earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities. Net loss from discontinued operations for the nine months ended September 30, 2004 includes a charge of $11.2 million, primarily related to the write down of long-lived assets to fair value, severance-related charges and recording inventory and accounts receivable at net realizable value. Guidant expects this discontinuation to be substantially complete by December 31, 2004.

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

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.

Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns, ANCURE-related settlements, employee severance and facility costs. Loss from discontinued operations before income taxes, for the nine months ended September 30, 2003, includes a $62.4 million charge for the previously disclosed agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA. The Company expects to incur pre-tax losses of up to $10.0 million associated with the exit of these three businesses for the remainder of 2004, excluding potential litigation charges (see Part II, Item 1, Legal Proceedings).

The following summarizes financial information for discontinued operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004	2003

Net sales	($ 1.1	)(1)	$ 8.5	$ 14.3	$ 57.4
Loss from discontinued operations before income taxes	(10.9)		(22.4)	(47.0)	(127.9)
Net income from discontinued operations	(7.1)		(16.1)	(29.8)	(94.4)

(1)     Represents net product returns from customers.

LIQUIDITY AND FINANCIAL CONDITION

	September 30,	December 31,
(Dollars in millions)	2004	2003

Cash, cash equivalents and short-term investments (1)	$ 1,912.7	$ 1,468.2
Working capital	$ 2,517.4	$ 2,017.5
Current ratio	3.5:1.0	2.9:1.0
Net cash position (2)	$ 1,135.8	$ 519.9
Days receivable outstanding	82	78
Inventory turnover	2.39	2.38

(1)	Short-term investments are carried at cost and consist primarily of highly rated commercial paper with maturities greater than three months. Similar investments with maturities of less than three months are included in cash and cash equivalents.

(2)	Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

Certain of Guidant’s acquisitions involve contingent consideration. In addition, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At September 30, 2004, Guidant’s accrual for milestone payments totaled $33.3 million and will be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $258.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.0 to $71.0 million, of which management currently estimates $30 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.

Summary of Cash Flows

	Nine Months Ended September 30,
	2004	2003	Change

(In millions)
Net cash provided by (used for):
Operating activities	$776.8	$535.7	$241.1
Investing activities	(763.3)	(328.2)	(435.1)
Financing activities	(32.0)	108.8	(140.8)
Effect of exchange rate changes on cash	(8.7)	22.3	(31.0)

Net increase (decrease) in cash and cash equivalents	($ 27.2)	$338.6	($365.8)

Net cash provided by operating activities was $776.8 million for the first nine months of 2004, an increase of $241.1 million, primarily due to increased net income and decreases in raw material purchases and tax payments for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net cash used for investing activities was $763.3 million for the first nine months of 2004, an increase of $435.1 million from the prior year primarily due to an increase of $490.0 million for purchases of equity and short-term investments. The majority of these short-term investments are interest-bearing investments with maturities between three and six months.

Net cash used for financing activities was $32.0 million for the first nine months of 2004, a change of $140.8 million from the prior year due to the following:

•	$250.7 million increase in net debt payments

•	$117.5 million increase in repurchases of common stock

•	$44.4 million increase in dividend payments

partially offset by:

•	$271.8 million increase in cash provided by issuances of common stock primarily for stock option exercises

Exchange rate fluctuations decreased cash by $8.7 million for the nine months ended September 30, 2004 compared to an increase to cash of $22.3 million for the same period in the prior year. This decrease of $31.0 million is primarily due to the Euro weakening compared to the US dollar during the nine months ended September 30, 2004 and strengthening during the same period in the prior year.

At September 30, 2004, the Company had outstanding borrowings of $776.9 million at a weighted average interest rate of 2.94%, comprised primarily of commercial paper, $350.0 million principal balance in long-term notes due in 2006 and interest rate swap agreements valued at $5.3 million. The commercial paper borrowings are supported by two credit facilities: a $400.0 million facility that expires August 2007 and a $500.0 million facility that expires August 2009. There are currently no outstanding borrowings under these facilities. The Company classified $250.0 million as short-term debt at September 30, 2004. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash requirements, including planned capital expenditures of approximately $60.0 million for the remainder of 2004 and approximately $370.0 million for 2005. The expected increase in capital expenditures in 2005 compared to 2004 is primarily related to investments in manufacturing equipment and facilities to support Guidant’s drug eluting stent initiatives.

The Company has recognized net deferred tax assets aggregating $325.1 million at September 30, 2004, compared to $314.1 million at December 31, 2003. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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

The Company continually collects information about field observations and analyzes the observations to determine if a field action is necessary. Following this process, from time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-Q, the Company has not had any such field actions.

Cautionary Factors

Certain statements made in this report are forward-looking, including accounting estimates, statements concerning sales and expense trends (including cost reductions), anticipated tax rates, capital expenditures, cash flows, costs of research programs, the timing of discontinued operations and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

•	The development of the coronary stent market: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected the market for metallic coronary stents and will continue to impact the Company’s financial results.

•	ICD system growth driven by continued developments in future clinical science, publication of clinical results, reimbursement decisions and new competition.

•	Management’s progress regarding cost-cutting and efficiency efforts in conjunction with the restructuring and lean manufacturing effort across cardiac rhythm management product lines.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant’s industry.

•	Changes in the location or volume of production or changes in tax law.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, all as further described in Exhibit 99 to this filing, which is incorporated herein by reference.

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

Section 404 of the Sarbanes-Oxley Act requires company management to assess and report on the company’s internal controls. It also requires a company’s independent, outside auditors to issue an “attestation” to management’s assessment, as well as assess the proper design and function of internal controls. Guidant is required to comply with this requirement for the first time as of December 31, 2004. Guidant has completed the documentation to comply with this standard and continues to work on management testing and the external auditor attestation on Guidant’s internal controls.

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

Losses in the matters below are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded reserves for these matters. While the liability of the Company in connection with the claims cannot be estimated with any certainty, the outcome of these legal proceedings, except as specifically identified below, is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations for that period. While the Company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the Company may in the future incur material judgments or enter into material settlements of claims. Further, notwithstanding that product liability insurance remains available to the Company on terms consistent with terms available in prior periods, like many of its industry peers, the Company elected to increase substantially the degree to which it self-insures for product liability exposures. The decision does not affect coverage with respect to claims made under previous policies.

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

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc. (St. Jude), filed suit against the Company’s subsidiaries, CPI and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motion, the case was transferred to the District Court for Minnesota and stayed in October 2004 pending reexamination of two of the patents. The parties stipulated to lift the stay in October 2005. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. A new pretrial scheduling order has yet to be set.

On April 14, 2003, Medinol Ltd. (Medinol) filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA, MULTI-LINK PENTA and MULTI-LINK VISION Coronary Stent Systems infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. Pretrial matters are scheduled through 2004.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been notified of additional claims and served with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has outstanding approximately forty suits, and more suits are likely to be filed. The cases generally allege the plaintiff suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. During the quarter, a California court granted summary judgment in the Company's favor with respect to all claims in a case against the Company that formerly alleged violations of California unfair trade and business practice laws relating to sales of the product, which judgment the plaintiffs have not appealed. While insurance may reduce the Company’s exposure with respect to ANCURE claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.

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

The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court suits have been stayed in favor of the federal action. The Company has filed a motion to dismiss the federal action, which motion is fully briefed. In connection with the briefing, the court recently certified an issue to the Indiana Supreme Court, which certified issue was accepted, relating to the plaintiff’s obligation to make a demand on the Company’s board of directors before filing a lawsuit.

On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company (Lilly), and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope and a bench trial was held the week of November 1, 2004.

On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF, and Frontier 3x2 devices infringe the ‘119 patent, described in the prior paragraph.

On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter alleging that their Quicksite over-the-wire pacing lead has infringed US Patent No. 5,755,766/Reexamination Certificate No. 5,755,766 C1. Pretrial matters are scheduled through 2006.

On February 24, 2004, the Company entered into an agreement with Johnson & Johnson (J&J) to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, Boston Scientific Corporation (BSC) sued J&J in the US District Court for the District of Delaware alleging that the CYPHER stent infringes certain patents owned or licensed by BSC. On March 16, 2004, BSC filed an amended complaint adding the Company as a defendant. Under the terms of the agreement with J&J, J&J is required to indemnify the Company.

Anna Mirowski, Lilly and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that US Patent No. 4,407,288 (‘288 Patent), which was licensed to CPI and expired in December 2003, was valid and infringed by St. Jude’s defibrillator products. In February 2002, the District Court reversed the jury’s findings. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity, and remanded the matter for a new trial on infringement and damages. St. Jude's request for additional Federal Circuit review was denied.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION
(Registrant)

Date: November 5, 2004	/s/ Keith E. Brauer
Vice President, Finance and
Chief Financial Officer

Date: November 5, 2004	/s/ Peter J. Mariani
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