Form 10-K
period 2004-12-31
GUIDANT CORP
filed 2005-02-15
CIK 929987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File Number 1-13388
GUIDANT CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1931722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Monument Circle, 29th Floor, Indianapolis, Indiana	46204 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
317.971.2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the registrant’s common shares (the only outstanding equity shares) as of June 30, 2004 (the last trading day of the second fiscal quarter), less shares held by officers and directors of the registrant, was approximately $17.5 billion.
      The number of shares of Common Stock outstanding as of February 10, 2005: 322,599,255

PART I
Overview

ITEM 1.	Business
Guidant Corporation provides innovative, therapeutic medical solutions of distinctive value for customers, patients and healthcare systems around the world. Guidant’s lifesaving medical technologies are designed to extend the lives and improve the quality of life of millions of patients suffering from life-threatening cardiovascular disease. Approximately 12,000 employees develop, manufacture and market the Company’s medical devices in nearly 100 countries, with key operations in the US, Europe and Asia. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.
Cardiovascular disease is the leading cause of death for both men and women in the US today and claims more lives each year than the next five leading causes of death combined. Within cardiovascular disease, Guidant develops, manufactures and markets products that focus on the treatment of cardiac arrhythmias, heart failure and coronary and peripheral disease including:

•	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death (SCD), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty systems, including dilatation catheters, guidewires and related accessories for the treatment of coronary artery disease

•	Cardiac surgery systems to perform cardiac surgical ablation, endoscopic vessel harvesting (EVH) and beating-heart bypass surgery

•	Peripheral systems, including those to treat biliary, peripheral vascular and carotid artery disease
On December 15, 2004, the Company entered into an agreement and plan of merger with Johnson & Johnson (J&J) pursuant to which J&J will acquire the Company for approximately $25.4 billion in fully diluted equity value. Under the terms of the agreement, each Company common share will be exchanged for $30.40 in cash and $45.60 in J&J stock, provided that the average J&J common stock price is between $55.45 and $67.09 during the fifteen-day trading period ending three days prior to the transaction closing. Accordingly, each Guidant share will be converted into not more than .8224 and not less than .6797 of a J&J common share, plus $30.40 in cash. The boards of directors of the Company and J&J have approved the transaction, which remains subject to the approval of the Company’s shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, the European Union merger control regulation, and other customary closing conditions.

      The graph below depicts the contributions of the Company’s products to its overall revenues:
Products
Guidant’s primary medical devices treat the heart, managing its rhythms, clearing its arteries, and permitting less-invasive surgeries. Less-invasive therapies have also been extended beyond the heart to clear and treat non-coronary vessels and biliary strictures. The following sections further describe Guidant’s products.
Cardiac Rhythm Management
Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including the following:
Tachycardia (abnormally fast or chaotic heart rhythms) can prevent the heart from pumping blood efficiently and can lead to SCD, sudden cardiac death. Implantable cardioverter defibrillator systems (defibrillators, leads, programmers and accessories) monitor the heart and can deliver electrical energy, restoring a normal rhythm. Guidant’s defibrillators can deliver tiered therapy — a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat. The Company’s products, including the VITALITY® family of defibrillators, provide a broad range of atrial (upper chambers of the heart) and ventricular (lower chambers) therapies to serve patients’ various needs.
The Guidant-funded MADIT II study demonstrated the benefit of Guidant defibrillators in reducing mortality in heart attack survivors with compromised heart function and is further described in Item 7. MADIT II enhances physicians’ ability to identify and treat an expanded at risk patient population.
Heart failure (the heart’s inability to pump effectively) is a debilitating, progressive condition, with symptoms including shortness of breath and extreme fatigue. Mortality for diagnosed patients is estimated to be 50% after five years. The condition is pervasive, with nearly five million Americans affected. Cardiac resynchronization therapy (CRT) devices, like certain devices in the Company’s CONTAK RENEWAL® family of devices, can help reduce mortality and hospitalization.
Recent clinical trials continue to support positive market trends in this area. For example, the results of the National Heart, Lung and Blood Institute’s Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT) demonstrated positive benefits of implantable defibrillators in patients with heart failure. Similarly, investiga-

tors in the COMPANION clinical trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death and hospitalization when compared with optimal drug treatment alone. SCD-HeFT and COMPANION are further described in Item 7.
Sales of CRT devices are included in the sales of defibrillators and pacemaker systems.
Bradycardia (slow or irregular heart rhythms) often results in an insufficient heart rate to provide adequate blood flow, creating symptoms such as fatigue, dizziness and fainting. Cardiac pacemaker systems (pulse generators, leads, programmers, and accessories) deliver electrical energy to stimulate the heart to beat more frequently. Pacemakers range from conventional single-chamber devices to more sophisticated adaptive-rate, dual-chamber devices. Company pacemakers, including the INSIGNIA® family, offer proprietary blended sensor technology designed to measure patient workload through respiration and motion, providing rate response based on the patient’s activity.
Vascular Intervention
The coronary arteries, which supply blood to the heart, are susceptible to buildups of plaque, which can inhibit essential blood flow. Historically, these obstructions were treated with coronary artery bypass grafting (CABG) — an open surgery using a portion of another vessel to route around the blockage. As described below, angioplasty and stenting have provided less-invasive alternatives, while drug eluting stents have further advanced this therapy.
Angioplasty systems and accessories can open clogged arteries. In a percutaneous transluminal coronary angioplasty (PTCA) procedure, a local anesthetic is administered and a small incision is made in the patient’s groin area to access the femoral artery. The physician inserts a guiding catheter through the femoral artery, up through the aorta and into the entrance of the coronary blood vessel and then advances a small guidewire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. Then a dilatation catheter — such as a Guidant VOYAGERtm Catheter — is delivered over the guidewire through the inside of the guiding catheter into the blood vessel and across the site of the blockage. The dilatation catheter is then inflated to compress the plaque against the artery wall, enlarging the opening of the vessel and increasing blood flow to the heart. At the end of the PTCA procedure, all of the devices are withdrawn. These systems can also be used as components of a stent system.
Coronary stents help overcome a major clinical challenge to PTCA — restenosis, the renarrowing of the blood vessel at the site of the initial treatment. Coronary stents are metal tubes or coils that are mounted on coronary dilatation catheters. Coronary stents, such as the Company’s MULTI-LINK® family, are permanently deployed at a blockage by inflating the coronary dilatation catheter to expand the stent in the artery. When the coronary dilatation catheter is removed from the artery, the stent stays in place, providing scaffolding to keep the artery open.
Drug eluting stents are coated with compounds designed to prevent excessive cell re-growth within the stent — in-stent restenosis. Their development represents a revolutionary advance in cardiovascular treatment, increasing the value of the therapy substantially. Competitive drug eluting stents were available in the US and Europe throughout 2004 and in Japan during the second half of 2004. These introductions have reduced Guidant’s sales of metallic coronary stents, particularly in the US. While the Company has not launched a drug eluting stent, drug eluting stents present a compelling opportunity for the Company, subject to completion of appropriate clinical work and receipt of necessary regulatory approvals for the Company’s products. Guidant currently co-promotes with Cordis Corporation (Cordis), a subsidiary of J&J, the Cordis CYPHER® Sirolimus-eluting Coronary Stent in the US, under an agreement entered into in February 2004.
Additional Therapies
Cardiac surgery devices are used to perform EVH, cardiac surgical ablation and less-invasive CABG procedures. Surgical cardiac ablation systems include the FLEX® Microwave Systems, which allow physi-

cians to perform cardiac surgical ablation procedures both in an open setting concomitant to a valve or bypass procedure, and in a stand-alone minimally invasive procedure.
EVH through the VASOVIEW® Endoscopic Vessel Harvesting System allows physicians to harvest the saphenous vein, the most common bypass conduit used in CABG procedures, in a less-invasive manner through one or two small incisions in a patient’s leg, or the radial artery through small incisions in a patient’s arm. Guidant also provides devices to enable a complete less-invasive CABG procedure — a bypass performed while a patient’s heart remains beating. This eliminates the need to stop the patient’s heart and place the patient on a heart-lung machine that circulates the patient’s blood during the CABG procedure. Devices such as Guidant’s ACROBATtm Systems help stabilize and manipulate the heart during beating-heart surgery. Guidant estimates that approximately 30% of all CABG procedures in the US use the beating-heart approach and in excess of 60% use minimally invasive vessel harvesting.
Biliary, peripheral and carotid systems are used to treat artery and biliary stricture disease. Guidant products include the ABSOLUTEtm Self-Expanding Stent, AGILTRACtm Peripheral Dilatation Catheter and RX ACCULINKtm Carotid Stent System, including the RX ACCUNETtm Embolic Protection System.
Sales and Marketing
Guidant relies on a direct sales force and independent distributors to best serve its global customers. Sales personnel work closely with the primary decision makers who purchase products, including physicians, material managers, biomedical staff, hospital administrators and purchasing managers. As further described below, third-party payors and group purchasers have become increasingly important.
The primary physician users of Guidant’s largest-selling products are as follows:

Therapy	Physicians

Defibrillator systems	Electrophysiologists, implanting cardiologists
Pacemaker systems	Electrophysiologists, implanting cardiologists, cardiovascular surgeons
Coronary stents and angioplasty	Interventional cardiologists
Cardiac surgery systems	Cardiac surgeons
Non-coronary stents and angioplasty	Vascular surgeons, interventional radiologists, interventional cardiologists, interventional neuro-radiologists
In the US, Guidant sells substantially all of its products through a direct sales force. In 2004, 67% of consolidated net sales was derived from sales to customers in the US.
In 2004, 33% of consolidated net sales was derived from operations outside the US through a direct sales force and independent distributors. Guidant sells products in nearly 100 countries. Major markets include Europe and Japan, with 23% and 7% of worldwide net sales in 2004. (Revenues are attributed to countries based on the location of the customer.) Guidant is not dependent on any single customer, and no single customer accounted for more than 10% of consolidated net sales in 2004. The sales and marketing approach outside the US varies depending on country size and stage of development.
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
Guidant’s primary competitors for implantable cardiac rhythm management devices are Medtronic, Inc. (Medtronic) and St. Jude Medical, Inc. (St. Jude). Guidant’s primary competitors for vascular disease products include Abbott Laboratories, Boston Scientific Corporation (Boston Scientific), CR Bard, Inc., J&J, Medtronic, Sorin Biomedica and Terumo Medical Corporation. Guidant faces a number of additional competitors with respect to Guidant’s other products. Guidant also faces competition from providers of alternative medical therapies, such as pharmaceutical companies. Guidant competes primarily on the basis of therapy effectiveness, product features, product quality, customer support, price, field services and cost effectiveness.
Research and Development
Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its existing products.
Guidant’s research and development staff focuses on product design and development, quality, clinical research and regulatory compliance. The Company’s research and development facilities are described in Item 2. Item 7 further describes the Company’s recent development efforts, including drug eluting stent research and research concerning advanced patient management features for cardiac rhythm management devices.
To pursue primary research efforts, Guidant has developed alliances with several leading research institutions and universities. Guidant also works with leading clinicians around the world in conducting scientific studies on the Company’s products. These studies include clinical trials that provide data for use in regulatory submissions and post-market approval studies involving applications of products.
Guidant evaluates developing technologies in areas where the Company may have technological or marketing expertise for possible investment or acquisition. Guidant also has invested in several development-stage companies.
In each of the past three years, Guidant has invested 13-14% of net sales in research and development (excluding purchased in-process research and development).
Manufacturing and Raw Materials
Guidant vertically integrates operations where integration provides significant cost, supply or quality benefits. In some areas, Guidant is highly vertically integrated. In other cases, the Company purchases raw materials and components. In all cases, Guidant attempts to work closely with suppliers to ensure the cost-effective delivery of high quality materials and components. Major considerations used in the selection and retention of suppliers are supplier technology, quality, reliability, consistent on-time delivery, services to be provided and cost.
In general, production activities occur in a controlled environment setting or “clean room.” Manufacturing employees are trained in the necessary production operations and quality system standards applicable to the production process. Guidant’s facilities are further described in Item 2.
The Company purchases many of the materials and components used in manufacturing products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated upon short notice. The Company cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the US Food and Drug Administration (FDA) and other approval systems, and the complex nature of the manufacturing processes employed by many suppliers. Production issues, including capacity constraints, affecting facilities or those of suppliers can affect the Company’s ability to bring new or existing products to market.

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
The Company owns numerous patents and has numerous patent applications pending in the US and in foreign countries designed to protect the inventions contained in many products, as well as surgical methods in which products are used. The Company is a party to numerous license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments.
Guidant’s policy is to seek patent protection in the US and elsewhere where it is commercially advantageous to do so. However, the standards for protection of intellectual property vary widely.
The Company cannot assure that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that Company patents will not be found to be invalid or that the intellectual property rights of others will not prevent the Company from selling certain products or including key features in the Company’s products.
The Company operates in an industry susceptible to significant patent litigation. At any given time, Guidant generally is involved as both a plaintiff and defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products. (See Item 8, Note 16 to the consolidated financial statements.)
Healthcare Cost Containment and Third-Party Reimbursement
The ability of customers to obtain appropriate reimbursement for products and services from government and third-party payors is essential to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new technology.
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
Major third-party payors for hospital services in the US (Medicare, Medicaid, private healthcare insurance and managed care plans) and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in other countries in which Guidant does business. Implementation of healthcare reforms in significant markets and other countries may limit the price of, or the level at which reimbursement is provided for Company products.
Government Regulation

Product Regulation
Medical devices are subject to regulation by numerous regulatory bodies, including the FDA and comparable agencies in other countries. The Company must comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. In the US, the Company generally can obtain permission to distribute a new device in two ways. The first applies to any new device that is substantially equivalent to a device first marketed prior to May 1976. In this case, to obtain FDA permission to distribute the device, the Company generally must submit a pre-market notification application (a 510(k) submission), and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. If clinical data from human experience is required to support the 510(k) submission, this data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the US.
The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval generally are required before the Company can market the product in the US. First, the Company must comply with IDE regulations in connection with any human clinical investigation of the device. Second, the FDA must review the Company’s pre-market approval (PMA) application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use.
Certain changes to existing devices that do not significantly affect safety or effectiveness can be made with in vitro testing under reduced regulatory procedures, generally without human clinical trials and by filing a PMA supplement to a prior PMA.
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
The Company is also required to register with the FDA as a device manufacturer. As a result, the Company is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation requirements and other regulations. In the European Community, the Company is required to maintain certain International Organization for Standardization (ISO) certifications in order to sell product and it undergoes periodic inspections by notified bodies to obtain and maintain these certifications. These regulations require the Company to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, the Company is required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits the Company from promoting a medical device for unapproved indications.
The delivery of the Company’s devices is also regulated by the US Department of Health and Human Services (HHS) and comparable state and foreign agencies responsible for reimbursement and regulation of health care. US federal health care laws apply when the Company submits a claim on behalf of a federal health care program beneficiary, or when a customer submits a claim reimbursed under Medicare, Medicaid or most other federally funded health care programs. The principal federal laws prohibit the filing of false or improper claims for federal payment and unlawful inducements for the referral of business. They also prohibit health care service providers from providing certain services to a patient if that patient was referred by a physician who has certain types of direct or indirect financial relationships with the service provider. These laws are subject to interpretations.

If the FDA believes that a company is not in compliance with applicable regulations, it can issue a warning letter, issue a recall order, institute proceedings to detain or seize products, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Other foreign and domestic regulatory agencies may have similar powers. HHS also can impose severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid. In June 2003, in connection with the resolution of the ANCURE® matter further described in Item 8, Note 16 to the consolidated financial statements, Guidant and its EndoVascular Technologies, Inc. (EVT) subsidiary entered into a Corporate Integrity Agreement with the Office of Inspector General of HHS. The agreement has a five-year term.
Guidant cannot assure that all necessary regulatory approvals, including approvals for new products or product improvements, will be granted on a timely basis, if at all. Delays in or failures to receive approval, product recalls or warnings and other regulatory actions and penalties can materially affect operating results.
Environmental Regulation
The Company uses substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify, the Company believes the ongoing impact of compliance with environmental protection laws and regulations will not have a material impact on the Company’s financial position or results of operations.
Product Liability and Insurance
The design, manufacture and marketing of medical devices of the types the Company produces entail an inherent risk of product liability claims. Company products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices the Company manufactures and sells are designed to be implanted in the human body for long periods of time or indefinitely. A problem with a product can result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. Product liability insurance remains available to the Company on terms consistent with those available in prior periods. However, like many of its industry peers, the Company has elected to increase substantially the degree to which it self-insures for product liability exposures. The decision does not affect coverage with respect to claims made under previous policies. Guidant cannot assure that insurance will be available or adequate to satisfy future claims. (See Item 8, Note 16 to the consolidated financial statements.)
Corporate History
Guidant incorporated in Indiana in September 1994 to be the parent of several of the medical device and diagnostics businesses of Eli Lilly and Company (Lilly). In December 1994, Guidant consummated an initial public offering of a portion of outstanding common shares. In September 1995, Lilly, by means of a split-off, disposed of all of its remaining interests in Guidant. Biographical information for executive officers is provided in Item 10 and includes positions held with the Company and Lilly.
Employees
As of December 31, 2004, Guidant had approximately 12,000 full-time employees, including approximately 3,400 employees outside the US. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. Guidant’s success depends, in significant part, on the ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. Contract labor provides management with flexibility, including dealing with fluctuations in demand and new product transfers to manufacturing.

None of the Company’s employees is represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers relations with employees to be good. In five of the past seven years, Guidant has been named by Fortune magazine as one of the “100 Best Companies to Work For.”
Guidant has adopted a Code of Business Conduct (available on Guidant’s website, www.guidant.com) that applies to the Company’s Board of Directors and all employees.
Financial Information Relating to Classes of Products
Financial information relating to classes of products is provided in Item 8, Note 12 to the consolidated financial statements.
Financial Information Relating to Foreign and Domestic Operations
Financial information relating to foreign and domestic operations is provided in Item 8, Note 12 to the consolidated financial statements. Additional information concerning foreign exchange risks is provided in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and Item 8, Note 13 to the consolidated financial statements.
Local restrictions on the transfer of funds from abroad (including the availability of dollar exchange) have not to date been a significant deterrent to the Company’s overall operations abroad. A substantial portion of cash and cash equivalents is held by the Company’s non-US subsidiaries. Additional information concerning the planned repatriation of cash from a foreign affiliate is discussed in Item 8, Note 10 to the consolidated financial statements.
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

ITEM 2.	Properties
As of December 31, 2004, the Company owned or leased the following principal operating facilities:

		Approximate	Leased or
Location	Type of Facility	Square Feet	Owned

Brussels, Belgium	Regulatory affairs, research and development, quality assurance, administration and sales and marketing	73,000	Leased
Clonmel, Ireland	Cardiac Rhythm Management (CRM) and Vascular Intervention (VI) manufacturing and administration	181,000	Owned
Dorado, PR	CRM, VI and Cardiac Surgery (CS) manufacturing and administration	182,000	Owned
Indianapolis, IN	Administration	54,000	Leased
Redmond, WA	CRM research and development	35,000	Leased
Santa Clara, CA	CS manufacturing, VI, CS and Endovascular Solutions (ES) research and development, administration, and sales and marketing	368,000	Owned
St. Paul, MN	CRM manufacturing, research and development, administration, sales and marketing and warehouse	1,398,000	Owned
Temecula, CA	VI and ES manufacturing, VI, CRM and ES research and development	500,000	Owned
Temecula, CA	VI, ES and CS warehouse and distribution	186,000	Leased
Tokyo, Japan	Regulatory affairs, research and development, quality assurance, administration, sales and marketing and warehouse	63,000	Leased
Guidant maintains executive offices at 111 Monument Circle, 29th Floor, Indianapolis, Indiana. Subject to normal expansion, the Company believes that Company facilities are adequate to meet present and reasonably foreseeable needs.

ITEM 3.	Legal Proceedings
The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive, or treble damage claims, or claims for injunctive relief related to alleged infringement of third parties’ rights, or seek declarations affecting the validity of Company patents. (See Item 8, Note 16 to the consolidated financial statements.)

ITEM 4.	Submissions of Matters to a Vote of Security Holders
During the fourth quarter of 2004, no matters were submitted to a vote of security holders.
PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters
Guidant’s common shares (the Company’s only outstanding equity shares) are traded on the New York Stock Exchange (NYSE). The Company’s annual CEO certification to the NYSE for the previous year was submitted as of June 3, 2004.

ITEM 6.	Selected Consolidated Financial Data
In millions, except per share and other data

Year Ended December 31	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

Operations:
Net sales	$3,765.6	$3,644.8	$3,120.9	$2,636.8	$2,464.3
Cost of products sold	921.6	877.4	742.0	612.9	570.3

Gross profit	2,844.0	2,767.4	2,378.9	2,023.9	1,894.0
Research and development	516.0	515.0	410.5	355.2	318.7
Purchased in-process research and development	99.8	83.7	54.9	15.0	—
Sales, marketing and administrative	1,191.0	1,189.0	938.4	778.6	698.7
Income from continuing operations	573.0	419.3	669.3	538.5	397.2
Earnings per share — basic:
Income from continuing operations	$1.84	$1.37	$2.22	$1.79	$1.32
Earnings per share — diluted:
Income from continuing operations	$1.78	$1.34	$2.19	$1.76	$1.28
Weighted average common shares outstanding:
Basic	312.04	305.10	301.74	300.86	301.10
Diluted	321.24	312.52	305.99	306.22	310.11
Cash dividends declared per share(6)	$0.40	$0.24	—	—	—

December 31	2004	2003	2002	2001	2000

Financial Position:
Working capital	$2,679.2	$2,017.5	$1,437.4	$759.2	$453.1
Current ratio	3.6:1.0	2.9:1.0	2.7:1.0	2.0:1.0	1.6:1.0
Capital expenditures, net	212.8	249.3	141.1	149.1	159.9
Total assets	5,372.2	4,640.1	3,716.1	2,916.8	2,521.4
Borrowings	659.2	948.3	368.5	760.0	808.9
Borrowings as a percentage of total capitalization	15.0%	25.9%	13.7%	33.0%	40.6%
Shareholders’ equity	3,742.1	2,713.3	2,321.8	1,545.8	1,183.5
Book value per share	$11.65	$8.68	$7.59	$5.05	$3.82
Other Data:
Effective income tax rate	34.7%	11.8%	27.3%	28.4%	37.3%
Full-time employee equivalents	14,491	13,578	12,540	12,076	10,452
Common shareholders of record	5,080	5,356	5,790	5,866	5,797
All financial information reflects the GALILEO and AAA product lines and Brazil operations as discontinued operations.
Income from continuing operations and earnings per share (EPS) include:
(1) 2004

•	In process research and development (IPRD) of $99.8 primarily includes:

•	$50.0 million IPRD for clinical results related to Biosensors International’s (Biosensors) everolimus eluting stent trial, FUTURE II

•	$15.0 million IPRD payment made to Novartis Pharma AG and Novartis AG for completion of enrollment in the SPIRIT FIRST clinical trial

•	$6.0 million IPRD payment to purchase the remaining interest of Bioabsorbable Vascular Solutions (BVS)

•	$22.8 million IPRD related to the acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices

•	$20.0 million favorable litigation settlement with Medtronic relating to atrial fibrillation technology

•	$20.0 million contribution to the Guidant Foundation

•	$66.0 million corporate-wide restructuring charge

•	$54.3 million tax impact of items described above, including a $104.2 million tax on the planned repatriation of $1.5 billion under the American Jobs Creation Act of 2004
(2) 2003

•	IPRD of $83.7 million primarily includes:

•	$35.2 million IPRD recorded in conjunction with the acquisition of certain bioabsorbable polymer technologies from MediVas LLC

•	$30.6 million IPRD related to the Biosensors acquisition and the achievement of a performance milestone related to the six-month clinical data of the everolimus eluting stent trial, FUTURE I

•	$16.0 million IPRD recorded in conjunction with the acquisition of a majority interest in BVS

•	$422.8 million net litigation charge primarily related to the arbitration decision involving Cordis

•	$168.3 million tax impact of items described above
(3) 2002

•	IPRD of $54.9 million includes:

•	$35.6 million IPRD for an exclusive license from Novartis Pharma AG and Novartis AG for the right to utilize the drug everolimus in drug eluting stents

•	$19.3 million IPRD recorded in conjunction with the acquisition of Cardiac Intelligence Corporation

•	$137.1 million net litigation benefit resulting primarily from a $158.2 million award plus interest and costs against Medtronic

•	$40.0 million contribution to the Guidant Foundation

•	$60.6 million termination payment and related expenses associated with the termination of the Cook Group Inc. merger agreement

•	$14.0 million for the restructuring of biliary and peripheral product line operations

•	$4.9 million tax impact of items described above
(4) 2001

•	$15.0 million IPRD related to the acquisition of embolic protection device technology from Metamorphic Surgical Devices, LLC

•	$7.5 million of expenses associated with the first-generation VENTAK PRIZM® Implantable Defibrillator field action

•	$8.3 million tax impact of items described above
(5) 2000

•	$127.0 million related to the write-off of an option to acquire exclusive rights to certain experimental therapies for the treatment of heart failure under development by Impulse Dynamics

•	$9.8 million tax impact

(6)	On February 14, 2005, Guidant’s Board of Directors declared a first quarter 2005 dividend of $0.10 per common share outstanding to be paid March 15, 2005, to shareholders of record on March 1, 2005.
See Notes to Consolidated Financial Statements for further description of these items.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and of Results of Operations
2004 OPERATING RESULTS

2004 SALES BY PRODUCT	2004 SALES BY GEOGRAPHY

SALES SUMMARY

	2004				2003

	US	Int’l.	Total		US	Int’l.	Total		Growth

(In millions)
Implantable defibrillator systems	$1,395.1	$368.4	$1,763.5	47%	$1,210.7	$278.0	$1,488.7	41%	18%
Pacemaker systems	426.0	293.5	719.5	19%	431.7	251.8	683.5	19%	5%
Coronary stent systems	259.6	278.5	538.1	14%	463.2	380.5	843.7	23%	(36)%
Angioplasty systems	210.0	242.5	452.5	12%	203.3	220.3	423.6	12%	7%
Cardiac surgery, biliary, peripheral and carotid systems	234.4	57.6	292.0	8%	165.3	40.0	205.3	5%	42%

	$2,525.1	$1,240.5	$3,765.6	100%	$2,474.2	$1,170.6	$3,644.8	100%	3%

Sales
Guidant reported $3,765.6 million worldwide net sales for the year ended December 31, 2004, representing 3% growth compared to 2003. Growth in unit volume favorably impacted sales by 2%, which was partially offset by a 1% decrease in pricing. The impact of fluctuations in foreign currency exchange rates increased sales by $88.0 million or 2%. Sales of products other than worldwide coronary stents grew $426.4 million, an increase of 15% compared to 2003. Sales growth was driven by 18% growth in implantable defibrillator system sales, which accounted for 47% of Guidant’s 2004 worldwide sales. This growth was partially offset by a 36% decrease in coronary stent system sales primarily due to competitive drug eluting stents and increased competition from metallic coronary stent competitors in Japan. Coronary stents comprised 14% of Company sales in 2004, compared to 23% in the prior year.

Implantable Defibrillator Systems
Sales:
Sales of implantable defibrillator systems include both sales of implantable cardioverter defibrillator (ICD) and CRT-D systems. Worldwide sales of implantable defibrillator systems for 2004 were $1,763.5 million, up $274.8 million or 18% over 2003. Growth was driven primarily by increased volume and a shift toward higher-value CRT-D systems. US implantable defibrillator system sales climbed 15% to $1,395.1 million, while international sales of $368.4 million were up 33% over the prior year. Sales of implantable defibrillator systems increased due to the following:

•	Increased awareness and adoption of ICD and cardiac resynchronization therapies based on the following:

•	Findings of two Guidant-sponsored clinical trials — MADIT II and COMPANION. MADIT II demonstrated that a broader group of patients would benefit from ICD therapy. The investigators for the COMPANION trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death and hospitalization when compared with optimal drug treatment alone. This trial demonstrated 20% reduction in combined all-cause death and hospitalization by adding Guidant’s CRT-D systems to optimal drug therapy and 36% reduction in all-cause mortality for Guidant’s CRT-D systems for patients with advanced heart failure. Based on the results of the COMPANION trial, the FDA approved an expanded indication for Guidant CRT-D systems in September 2004. This approval could make CRT-D systems available to thousands more heart failure patients. Prior to this approval, a patient needed to be indicated for both an ICD and resynchronization therapy in order to receive a CRT-D system. This approval expands the labeling to all patients with moderate-to-severe heart failure with certain other patient conditions.

•	SCD-HeFT clinical trial and expanded national coverage. The National Heart, Lung and Blood Institute’s SCD-HeFT clinical trial was completed in 2003 with the clinical trial results published in the New England Journal of Medicine in January 2005. The results demonstrated positive benefits of implantable defibrillators (reducing death by 23% versus patients who did not receive defibrillators and only received standard drug therapy) in patients with heart failure. Based on these results and other recent clinical trials, the Centers for Medicare & Medicaid Services (CMS) expanded national coverage to thousands of patients at risk for sudden cardiac death in January 2005.

•	RAPIDO ADVANCEtm delivery system and EASYTRAK® 2 and EASYTRAK 3 leads, which received FDA approval and were launched in August 2004. These products improve the physician’s ability to implant leads to the desired location.

•	Strong market acceptance for CRT-D systems, specifically the CONTAK RENEWAL family, CONTAK RENEWAL 3 and CONTAK RENEWAL 4. In July 2004, Guidant received Conformité Européene (CE) Mark approval of its CONTAK RENEWAL 4 AVT cardiac resynchronization therapy defibrillator, designed to treat heart failure patients who are at risk for sudden cardiac death and also suffer from atrial arrhythmias. Sales also benefited from continued acceptance of the VITALITY family of implantable defibrillator systems, specifically the VITALITY DS and VITALITY 2 — launched in the US in May 2004.

Pacemaker Systems
Worldwide pacemaker system sales were $719.5 million in 2004 compared to $683.5 million in 2003, representing 5% growth. Sales in the US totaled $426.0 million, a decrease of 1% compared to 2003. International pacemaker system sales grew 17% to $293.5 million, primarily due to volume and fluctuations in foreign currency exchange rates. Pacemaker system sales primarily include:

•	CONTAK RENEWAL TR 2 CRT-P system, launched in the third quarter of 2003 in Europe, the CONTAK RENEWAL TR CRT-P system launched in the US in January 2004, and

•	INSIGNIA family of pacemakers, including significant sales growth from the INSIGNIA ULTRA pacemaker system

Coronary Stent Systems
Sales:
Worldwide coronary stent system sales in 2004 were $538.1 million, a decrease of 36% compared to 2003 sales of $843.7 million. Modest quarterly sequential declines in coronary stent system sales are expected until Guidant introduces its own drug eluting stent. Coronary stent system sales comprise 14% of sales in 2004, compared to 23% of sales in 2003. US coronary stent system sales were $259.6 million ($161.9 million to US end-users) in 2004 compared to $463.2 million ($402.2 million to US end-users) in 2003. Increasing penetration of competitive drug eluting stents in the US primarily drove the decline compared to 2003.
In February 2004, Guidant entered into an agreement with J&J to co-promote Cordis’ CYPHER Sirolimus-eluting Coronary Stent (CYPHER). This agreement also allows for co-promotion of future drug eluting stents sold by J&J. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery technology to J&J, are included in US coronary stent system sales. Revenues from J&J were $97.7 million in 2004 compared to $61.0 million in 2003.
International coronary stent system sales for 2004 and 2003 were $278.5 million and $380.5 million. This decrease was primarily due to declining stent sales in Japan as a result of competitive metallic coronary stent launches since late 2003 and the launch of CYPHER in the third quarter of 2004. Coronary stent system sales in 2004 primarily include:

•	MULTI-LINK VISION® Coronary Stent System

•	MULTI-LINK ZETA® Coronary Stent System, which received Japan regulatory approval and was launched in July 2004

•	MULTI-LINK PENTA® Coronary Stent System

•	MULTI-LINK PIXEL® Coronary Stent System

•	MULTI-LINK MINI VISIONtm Coronary Stent System, which received FDA approval in September 2004

Angioplasty Systems
Angioplasty system sales totaled $452.5 million in 2004 compared to $423.6 million in 2003, representing 7% growth primarily due to volume. During the second and third quarter of 2004, Guidant announced FDA approval and launched the over-the-wire VOYAGER (OTW) and the rapid exchange VOYAGER (RX) Coronary Dilatation Catheters. (See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, for information regarding a field action involving the VOYAGER (RX) Coronary Dilatation Catheter.)

Cardiac Surgery, Biliary, Peripheral and Carotid Systems
Sales:
Worldwide sales of cardiac surgery, biliary, peripheral and carotid systems totaled $292.0 million in 2004 compared to $205.3 million in 2003, representing 42% growth. Sales were driven by:

•	Continued growth in endoscopic vessel harvesting driven by the VASOVIEW Endoscopic Vessel Harvesting Systems

•	.035 Guidewire Platforms: ABSOLUTE Self Expanding Stent and AGILTRAC Peripheral Dilatation Catheter

•	RX ACCULINK Carotid Stent System and the RX ACCUNET Embolic Protection System for which Guidant was the first to receive FDA approval in August 2004
Cost of Products Sold
Cost of products sold was $921.6 million in 2004 compared to $877.4 million in 2003. Gross profit percentage was 75.5% in 2004 compared to 75.9% in 2003. The decrease in gross profit percentages was primarily driven by the decrease in sales of stents in the US and Japan, partially offset by a continued sales mix shift toward higher value implantable defibrillator systems, including CRT-D systems. Guidant has implemented a lean manufacturing initiative across the cardiac rhythm management product lines. This initiative is improving responsiveness of the supply chain and helping to offset the Company’s decreasing gross profit percentage due to decreasing stent sales.
Research and Development
Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its products. The Company’s investment in R&D, as a percentage of sales, remained at historical percentages. Research and development expense was $516.0 million in 2004, or 13.7% of net sales, compared to $515.0 million in 2003, or 14.1% of net sales. Significant investments in research and development in 2004 included:

•	Guidant’s drug eluting stent programs:

•	XIENCE V (formerly VISION-E) Drug Eluting Coronary Stent System, which is currently being evaluated in the SPIRIT family of clinical trials, which are expected to support filings to obtain regulatory approval to market the product in the US and Europe.

•	CHAMPIONtm Everolimus Eluting Coronary Stent mounted on the MULTI-LINK VISION stent delivery system, which was discontinued in the third quarter of 2004.

•	Bioabsorbable and carotid stent systems

•	Advanced Patient Management applications, designed to enable a physician to monitor patient heart function remotely and automatically. The first application, LATITUDEtm, will be launched in 2005.

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation devices for cardiac rhythm management, biliary and peripheral systems and cardiac surgery products
In addition to funding internal research and development efforts, Guidant also invests in early-stage technologies through equity investments, acquisitions and other collaborative vehicles.
Purchased In-Process Research and Development (IPRD)
Guidant recorded IPRD charges of $99.8 million and $83.7 million in 2004 and 2003 for acquisitions and subsequent milestones. Guidant records IPRD for the portion of the purchase price representing the value of technologies relating to products that have not received FDA approval and have no alternative future use, excluding the value of core and developed technologies. (See further information on business combinations in Item 8, Note 4 to the consolidated financial statements.) IPRD charges for 2004 included:

•	Biosensors International (Biosensors)–$50.0 million recorded during the second quarter of 2004 in conjunction with milestones related to the FUTURE II clinical trial (See further information regarding the CHAMPION program in Research and Development).

•	Novartis Pharma AG and Novartis AG–$15.0 million payment for completion of enrollment in the SPIRIT FIRST clinical trial that occurred in April 2004.

•	Bioabsorbable Vascular Solutions (BVS)–$6.0 million payment to purchase the remaining interest of BVS, an early-stage developer of bioabsorbable stents, in April 2004. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	AFx, inc.–$22.8 million associated with the February 2004 acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices.

The remaining charges in 2004 were primarily for the purchase of technology to be utilized in conjunction with Guidant’s carotid embolic protection systems.
IPRD charges in 2003 totaled $83.7 million and primarily included:

•	MediVas LLC (MediVas) – $35.2 million recorded in September 2003 in conjunction with the acquisition of a subsidiary of MediVas, including the right to use certain bioabsorbable polymer technologies.

•	Biosensors – $20.5 million recorded in March 2003 for the purchase of certain assets of Biosensors’ everolimus eluting stent program. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I. (See further information regarding the CHAMPION program in Research and Development.)

•	BVS–$16.0 million recorded in March 2003 for the purchase of a majority interest in BVS.
The assets gained through Novartis, MediVas and Biosensors were acquired to be key components of Guidant’s drug eluting stent program. If the SPIRIT family of clinical trials is successful, Guidant expects to enter the US market in the next 2-3 years. It is estimated that this project will incur research and development expenses of approximately $150.0 million to $200.0 million from 2005 through completion to achieve commercial viability in the US.
Sales, Marketing and Administrative (SM&A)
SM&A expenses were $1,191.0 million in 2004, virtually unchanged compared to 2003. SM&A expenses as a percentage of sales decreased to 31.6% in 2004 compared to 32.6% in 2003 driven primarily by the reduction of expenses in the second half of 2004 associated with the restructuring (See further discussion below). A portion of this reduction is due to changes in employee benefits that are not expected to recur in 2005. SM&A expenses as a percentage of sales in 2005 are expected to be more in line with the first half of 2004.

Total expenses included $30.9 million and $53.5 million in 2004 and 2003 associated with restricted stock awards. The expense was higher in 2003 primarily due to the share price performance measures achieved in 2003 and early 2004, which accelerated the expense. (See Item 8, Note 5 to the consolidated financial statements.) These expenses were classified in the income statement consistent with the functional area of related employees.
Interest
      The components of interest, net are as follows:

	2004	2003
(In millions)
Interest income	$(33.9)	$(23.5)
Interest expense	25.5	17.2

Interest, net	$(8.4)	$(6.3)

Royalties
Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $50.0 million in 2004 compared to $59.7 million in 2003. Net royalty expense included royalty income of less than $1.0 million in both years presented. The decrease in royalty expense was primarily due to the December 2003 expiration of a Mirowski patent covering certain implantable defibrillator products. At December 31, 2004, the Company had accrued $60.1 million, which represents all royalties and interest potentially payable under the license agreement pertaining to that patent. The ultimate payment by Guidant will depend on a final ruling regarding the patent. (See Item 8, Note 16 to the consolidated financial statements.)
Amortization
Amortization expense was $30.7 million in 2004 compared to $20.6 million in 2003. The increase of $10.1 million was attributable to the intangibles recorded in conjunction with the February 2004 acquisition of AFx, inc. and the June 2003 acquisition of X Technologies, Inc.
Other, net
Other, net expense was $21.1 million in 2004 compared to $7.7 million in 2003. The additional expense in 2004 compared to 2003 is primarily due to equity investments ($14.1 million in 2004 compared to $5.1 million in 2003) that were considered permanently impaired in 2004 and an increase in losses on disposal of fixed assets ($8.7 million in 2004 compared to $0.7 million in 2003).

	2004	2003
(In millions)
Other expense	$27.3	$11.0
Other income	(6.2)	(3.3)

Other, net	$21.1	$7.7

Litigation and Foundation Contribution
In 2004 the Company recorded a $20.0 million litigation benefit from a settlement with Medtronic related to atrial fibrillation technology. Concurrently, this litigation benefit was contributed to the Guidant Foundation. The Company recorded a $422.8 million net litigation expense in the second quarter of 2003 related to the decision of an arbitration panel in a matter involving Cordis. That decision became final in the third quarter of 2003, with payment made in the fourth quarter of 2003. (See Item 8, Note 15 to the consolidated financial statements.)

Restructuring
On July 21, 2004, Guidant’s Board of Directors approved a corporate-wide restructuring and realignment that included work force reductions, cessation of certain capital projects and contract terminations, resulting primarily from the weakness in the metallic coronary stent market. The expense associated with this plan was $66.0 million and includes severance and benefits packages for affected employees of $42.7 million, expense associated with the accelerated vesting of stock-based compensation (stock options and restricted stock) for affected employees of $7.1 million, impairment of property, plant and equipment of $6.5 million, relocation expenses of $4.4 million, contract termination costs of $3.9 million and other related costs of $1.4 million. The restructuring allowed the Company to redirect investment to its strategic imperatives of heart failure therapy, drug eluting stent development and distribution.
Income Tax
Income tax expense for 2004 and 2003 was $304.8 million and $55.9 million, resulting in effective income tax rates of 34.7% and 11.8%. The effective income tax rate in 2004 is comparable to the US statutory rates because the benefit from overseas operations was offset by the tax recorded in conjunction with the American Jobs Creation Act of 2004 (the Act). The effective tax rate in 2003 is lower than the US statutory rates primarily due to the litigation settlement in 2003 that was deductible at the US statutory tax rates, the benefit from overseas operations and the agreement reached with the US and foreign tax authorities with respect to various issues in the examination of tax years 1996-2000, resulting in a decrease in accrued taxes by $30.0 million.
The Act was signed into law on October 22, 2004 and provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction (DRD) reducing the effective federal income tax rate on such earnings from 35% to 5.25%. The repatriation incentive requires CEO approval of a domestic reinvestment plan, and is subject to numerous restrictions. In the fourth quarter, the Company’s CEO approved a domestic reinvestment plan to repatriate approximately $1.5 billion of cash held outside the US, via an extraordinary dividend during 2005. Pursuant to the approved domestic reinvestment plan, Guidant expects to use the repatriated cash to fund growth opportunities through investment in research and development and capacity expansion. The Company’s evaluation of specific provisions of the Act will continue as guidance from the US Treasury and US Internal Revenue Service (IRS) is issued. The Company recorded a tax liability of $104.2 million in the fourth quarter of 2004 in connection with the planned repatriation, as prior to that time, deferred income taxes had not been provided for undistributed earnings because they were intended to be indefinitely reinvested in operations outside the US. This tax liability includes a provision of $29.4 million related to the gross-up on the portion of the dividend subject to the 85% DRD. As enacted, the Act does not expressly provide for the reduction of the gross-up by the 85% DRD. In November 2004, technical corrections legislation was introduced in both chambers of Congress to permit reducing the gross-up by the 85% DRD. If the legislation is enacted as introduced, the Company will reverse the provision of $29.4 million in the quarter the legislation is enacted.
The Act also provides a deduction for qualified domestic production activities such as manufacturing. The Company is evaluating these provisions of the Act. The Company’s preliminary assessment is that the deduction will not have a material impact on the Company’s effective income tax rate.
During 2003, the Company reached agreement with US and foreign tax authorities with respect to various issues in the examination of tax years 1996-2000. The Company decreased its previous estimate for accrued taxes by $30.0 million in the fourth quarter of 2003 to reflect the resolution of these audits. In December 2003, the IRS proposed adjustments to certain previously filed tax returns. The Company believes it has meritorious defenses of its tax filings and will vigorously defend them at the IRS appellate level or through litigation in the courts. While no assurance can be provided as to the ultimate resolution of outstanding tax issues, the positions taken by the IRS are not expected to have a significant impact on the effective tax rate in future periods. The Company has accrued for probable liabilities resulting from tax assessments by tax authorities.

Discontinued Operations
In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products. Guidant received $2.5 million upon signing and the agreement provides for earn-out payments up to a maximum of $4.0 million based on Novoste sales in the US and Canada. The disposal plan consists primarily of the termination of normal activity, abandonment of property and equipment, product returns, collection of accounts receivable and settlement of liabilities.
In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.
In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT® System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation. (See Item 8, Note 16 to the consolidated financial statements.)
In accordance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.
Loss from discontinued operations before income taxes for the year ended December 31, 2004 primarily includes charges of $37.9 million for estimated ANCURE-related settlements, write down of long-lived assets to fair value, severance related charges and recording inventory and accounts receivable at net realizable value. Loss from discontinued operations before income taxes for the year ended December 31, 2003, includes a $62.4 million charge for the agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA (See Item 8, Note 16 to the consolidated financial statements), a charge of $37.9 million, primarily related to the write down of long-lived assets to fair value, severance-related charges and recording inventory and accounts receivable at net realizable value and a gain of $20.0 million for a payment made from Cook in exchange for granting a covenant not to sue related to Cook’s manufacture and distribution of Cook’s endovascular graft products. The Company does not expect any significant activity associated with the exit of these three businesses during 2005, except for potential litigation charges.
The following summarizes the financial information for discontinued operations:

	2004	2003	2002
(In millions)
Net sales	$9.6	$72.2	$118.7
Loss from discontinued operations before income taxes	77.5	118.0	81.3
Net loss from discontinued operations	49.0	89.0	57.5

2003 OPERATING RESULTS

2003 SALES BY PRODUCT	2003 SALES BY GEOGRAPHY

SALES SUMMARY

	2003				2002

	US	Int’l.	Total		US	Int’l.	Total		Growth

(In millions)
Implantable defibrillator systems	$1,210.7	$278.0	$1,488.7	41%	$821.7	$185.1	$1,006.8	32%	48%
Pacemaker systems	431.7	251.8	683.5	19%	413.7	222.9	636.6	20%	7%
Coronary stent systems	463.2	380.5	843.7	23%	628.5	292.4	920.9	30%	(8)%
Angioplasty systems	203.3	220.3	423.6	12%	195.2	195.6	390.8	13%	8%
Cardiac surgery, biliary, peripheral and carotid systems	165.3	40.0	205.3	5%	138.4	27.4	165.8	5%	24%

	$2,474.2	$1,170.6	$3,644.8	100%	$2,197.5	$923.4	$3,120.9	100%	17%

Sales
Guidant reported $3,644.8 million worldwide net sales for the year ended December 31, 2003, representing 17% sales growth compared to 2002. Growth in unit volume and price increases favorably impacted sales by 12% and 1%. The impact of fluctuations in foreign currency exchange rates increased sales by $131.2 million or 4%. Sales growth was driven by 48% growth in implantable defibrillator system sales, which accounted for 41% of Guidant’s 2003 worldwide sales. This growth was partially offset by an 8% decrease in coronary stent system sales primarily due to the launch of competitive drug eluting stents in Europe and the US in 2003.

Implantable Defibrillator Systems
Worldwide sales of implantable defibrillator systems for 2003 were $1,488.7 million, up $481.9 million or 48% over 2002. US implantable defibrillator system sales climbed 47% to $1,210.7 million, while international sales of $278.0 million were up 50% over the prior year. Implantable defibrillator system sales were driven by:

•	Growth of the implantable defibrillator market following announcement of the MADIT II clinical trial results

•	Strong acceptance for CRT-D systems — Guidant’s first CRT-D system received FDA approval in May 2002

•	Positive acceptance of the VITALITY family of implantable defibrillator systems

Pacemaker Systems
Worldwide pacemaker system sales were $683.5 million in 2003 compared to $636.6 million in 2002, representing 7% growth. Sales in the US totaled $431.7 million, an increase of 4% over 2002. International pacemaker system sales grew 13% to $251.8 million, primarily due to fluctuations in foreign currency exchange rates. Pacemaker system sales include sales of CRT-P systems and were driven by:

•	Continued acceptance of the INSIGNIA family of pacemaker systems

•	FDA approval of INSIGNIA ENTRA Pacemaker Systems in the first quarter of 2003

•	European launch of INSIGNIA Ultra and INSIGNIA AVT Pacemaker Systems in the third quarter of 2003

•	Broad acceptance of Guidant’s second-generation CRT-P system, the CONTAK RENEWAL TR 2, launched in the third quarter of 2003 in Europe

•	Significant additions to the cardiac rhythm management US sales force

Coronary Stent Systems
Worldwide coronary stent system sales in 2003 were $843.7 million, a decrease of 8% compared to 2002 sales of $920.9 million. US coronary stent system sales were $463.2 million ($402.2 million to US end-users) in 2003 compared to $628.5 million ($575.5 million to US end-users) in 2002. The decline of US coronary stent system sales was primarily driven by increasing penetration of competitive drug eluting stents in the US. US end-user coronary stent system sales (which exclude the sales to Cordis) in 2003 accounted for 11% of Guidant’s worldwide revenues compared to 18% in 2002. International sales of coronary stent systems in 2003 grew 30% to $380.5 million compared to $292.4 million in 2002, primarily attributable to unit volume growth in Japan.

Angioplasty Systems
Angioplasty system sales totaled $423.6 million in 2003 compared to $390.8 million in 2002, representing 8% growth. Key product sales were driven by the Rapid-Exchange (RX) CROSSSAIL® and Over-The-Wire (OTW) OPENSAIL® Coronary Dilatation Catheters.

Cardiac Surgery, Biliary, Peripheral and Carotid Systems
Worldwide sales of cardiac surgery, biliary, peripheral and carotid systems totaled $205.3 million in 2003 compared to $165.8 million in 2002, representing 24% growth.
Cost of Products Sold
Cost of products sold was $877.4 million in 2003 compared to $742.0 million in 2002, representing gross profit percentages of 75.9% compared to 76.2% in 2002. The gross profit percentage decreased in 2003 compared to 2002 due to previously discussed changes in product sales mix and the impact of foreign currency hedge losses, partially offset by increased manufacturing efficiencies. The foreign currency hedge losses recorded in cost of products sold partially offset the increase in sales caused by the weakening US dollar and served to mitigate the net impact of foreign currency fluctuations on net earnings. Additionally, in the fourth quarter of 2003, the Company recorded $11.0 million of expense related primarily to scrap of work-in-process and finished goods inventory containing a specific third-party-supplied component.
Research and Development
Research and development expense was $515.0 million in 2003, or 14.1% of net sales, compared to $410.5 million in 2002, or 13.2% of net sales. Significant investments in research and development in 2003 included:

•	Drug eluting stent research and development

•	Advanced Patient Management applications, designed to enable physicians to monitor patient heart function remotely and automatically

•	Clinical trials to support the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation devices for cardiac rhythm management and cardiac surgery products

Purchased In-Process Research and Development (IPRD)
Guidant recorded IPRD charges of $83.7 million (described in detail earlier) and $54.9 million in 2003 and 2002 for acquisitions and subsequent milestone payments. (See further information on business combinations in Item 8, Note 4 to the consolidated financial statements.) IPRD charges in 2002 totaled $54.9 million and included:

•	Novartis Pharma AG and Novartis AG (Novartis) — Guidant recorded an IPRD charge of $35.6 million for an exclusive license from Novartis granting Guidant rights to utilize the drug, everolimus, in drug eluting stents for the treatment of coronary and peripheral vascular diseases and providing Guidant the right to sublicense.

•	Cardiac Intelligence Corporation (CIC) — In December 2002, the Company completed its acquisition of CIC for $19.3 million for a portfolio of intellectual property in the field of ambulatory, remote, wireless monitoring of the heart functions of patients, including those implanted with devices such as pacemakers, defibrillators and resynchronization devices.
Sales, Marketing and Administrative
SM&A expenses were $1,189.0 million in 2003, an increase of $250.6 million or 26.7% compared to 2002. SM&A expenses as a percentage of sales increased to 32.6% in 2003 compared to 30.1% in 2002 driven primarily by sales growth, resulting in increased sales commissions and continued expansion of the US sales force, including field clinical personnel in the US who support clinicians.
Total expenses increased by $53.5 million as a result of restricted stock grants made under the 2003 performance-based equity compensation program, including accelerated vesting based upon the attainment of Company share price appreciation targets. These expenses were classified in the income statement consistent with the functional area of related employees. Approximately two-thirds of the share price appreciation targets were achieved and expensed in 2003. The final share price appreciation target was achieved in January 2004.
Interest
The components of interest, net are as follows:

	2003	2002
(In millions)
Interest income	$(23.5)	$(20.1)
Interest expense	17.2	21.4

Interest, net	$(6.3)	$1.3

Royalties
Net royalty expense totaled $59.7 million in 2003 compared to $50.9 million in 2002. Net royalty expense included royalty income of less than $1.0 million in both years. Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. The $8.8 million increase in 2003 was primarily due to increased sales of implantable defibrillator systems.
Amortization
Amortization expense was $20.6 million in 2003 compared to $12.3 million in 2002. The increase of $8.3 million was primarily driven by Guidant’s acquisition of X Technologies, Inc. in June 2003. A portion of the purchase price was allocated to the intangible assets related to the FDA-approved FX miniRAIL® Dilatation Catheter.
Other, net
Net other expenses were $7.7 million in 2003 and were comprised primarily of equity investment write-offs and losses on foreign exchange contracts. Net other expenses were $12.6 million in 2002, comprised primarily of fixed asset and equity investment write-offs and losses on foreign exchange contracts. Other, net includes the following:

	2003	2002
(In millions)
Other expense	$11.0	$14.3
Other income	(3.3)	(1.7)

Other, net	$7.7	$12.6

Litigation and Foundation Contribution
The Company recorded $422.8 million in net litigation expense in the second quarter of 2003. The Company accrued $425.0 million in that quarter based on the decision of an arbitration panel in a matter involving Cordis. That decision became final in the third quarter of 2003, with payment made in the fourth quarter of 2003. In 2002, Guidant recorded a net legal benefit of $137.1 million resulting from a $158.2 million award against Medtronic, partially offset by other minor settlements. (See Item 8, Note 15 to the consolidated financial statements.) Concurrently, $40.0 million of this litigation benefit was contributed to the Guidant Foundation.
Income Tax
Income tax expense for 2003 and 2002 was $55.9 million and $251.2 million, resulting in effective income tax rates of 11.8% and 27.3%. The effective tax rate in 2003 is lower than the US statutory rates primarily due to the litigation settlement in 2003 that was deductible at the US statutory tax rates, the benefit from overseas operations and the agreement reached with the US and foreign tax authorities with respect to various issues in the examination of tax years 1996-2000, resulting in a decrease in accrued taxes by $30.0 million. The effective tax rate in 2002 was lower than the US statutory tax rates, primarily due to the benefit for overseas operations.
Liquidity and Capital Resources

	2004	2003
(Dollars in millions)
Cash and cash equivalents and short-term investments(1)	$2,214.3	$1,468.2
Working capital	$2,679.2	$2,017.5
Current ratio	3.6:1.0	2.9:1.0
Net cash position(2)	$1,555.1	$519.9
Days receivable outstanding	79	78
Inventory turnover	2.57	2.38

(1)	Short-term investments consist primarily of highly rated commercial paper with maturities greater than three months. Similar investments with maturities of less than three months are included in cash and cash equivalents.

(2)	Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

Summary of Cash Flows

	2004	2003	2002
(In millions)
Net cash provided by (used in):
Operating activities	$1,135.6	$406.8	$1,044.2
Investing activities	(672.7)	(392.5)	(219.6)
Financing activities	(66.8)	380.6	(353.2)
Effect of exchange rate changes on cash	29.9	58.5	105.6

Net increase in cash and cash equivalents	$426.0	$453.4	$577.0

2004/2003
Net cash provided by operating activities was $1,135.6 million in 2004, an increase of $728.8 million primarily due to:

•	$425.0 million litigation payment made to Cordis in 2003

•	$157.0 million change in cash provided by improved inventory management in 2004

•	$69.8 million additional tax payments in 2003 compared to 2004
Net cash used for investment activities was $672.7 million in 2004, an increase of $280.2 million compared to prior year primarily due to $320.1 net purchases of short-term investments. The majority of these short-term investments are interest-bearing investments with maturities between three and six months.
Net cash used for financing activities was $66.8 million in 2004, a change of $447.4 million primarily due to:

•	$289.3 million net payments on borrowings in 2004 compared to an increase in borrowings of $579.1 million in 2003

•	$51.6 million increase in dividends paid in 2004
partially offset by:

•	$329.1 million increase in cash provided by issuances of common stock primarily for stock option exercises

•	$143.5 million decrease in repurchases of common stock
2003/2002
Net cash provided by operating activities decreased by $637.4 million in 2003 compared to 2002 primarily due to the following payments made in 2003:

•	$425.0 million litigation payment made to Cordis

•	$92.4 million payment to settle the ANCURE litigation

•	$50.0 million fee paid to Cook in connection with the termination of the merger described in Item 8, Note 15 to the consolidated financial statements
Net cash used in investing activities increased by $172.9 million in 2003 primarily due to:

•	$108.2 million increase in net additions of property and equipment and other assets, including the termination of a lease and purchase of the related land and buildings

•	$63.6 million for the acquisition of X Technologies, Inc.

Net cash provided by financing activities was $380.6 million in 2003, compared to net cash used of $353.2 million in 2002, a change of $733.8 million due to:

•	$579.1 million increase in borrowings in 2003 compared to net payments of $393.1 million in 2002

•	$106.7 million increase in issuances of common stock for stock option exercises partially offset by:

•	$271.4 million increase in repurchase of common stock including $250.0 million related to the stock buy-back program of 4.7 million shares and $21.4 million related to shares withheld from restricted stock recipients upon vesting to satisfy related tax obligations

•	$73.7 million in dividend payments in 2003
The effect of exchange rate changes on cash decreased $47.1 million in 2003 compared to 2002, primarily due to decreasing Euro cash holdings in 2003 compared to 2002.
Cash Commitments
Scheduled payments at December 31, 2004 include the following:

	Less than
	1 Year	1-3 Years	4-5 Years	Thereafter	Total
(In millions)
Total borrowings	$302.0	$357.2	—	—	$659.2
Other noncurrent liabilities	—	189.3	$4.5	$50.4	244.2
Operating leases	31.3	40.5	24.8	7.6	104.2

	$333.3	$587.0	$29.3	$58.0	$1,007.6

Other items that are material to understanding the Company’s cash requirements and are not in the table above, have either been previously discussed, are contingent on future revenue streams or are purchases in the normal course of business. Such items are typically not enforceable or legally binding or are subject to change based on management business decisions.
At December 31, 2004, the Company had outstanding borrowings of $659.2 million at a weighted average interest rate of 3.41%, including bank borrowings, commercial paper, $350.0 million principal balance in long-term notes due in 2006 and interest rate swap agreements valued at $2.7 million. Bank borrowings represent short-term uncommitted credit facilities with commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $900.0 million. There are currently no outstanding borrowings under these facilities. The Company classified $302.0 million as short-term debt at December 31, 2004. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash needs for 2005, including planned capital expenditures of approximately $425.0 million in 2005. The planned repatriation of $1.5 billion of cash, currently held outside the US, during 2005 will help fund this expansion. The expected increase in capital expenditures is primarily due to planned investments in manufacturing equipment and facilities in Ireland and California to support Guidant’s drug eluting stent initiatives and to support continued cardiac rhythm management sales growth.
Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At December 31, 2004, Guidant’s accrual for milestone obligations totaled $33.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $243.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $25.0 million to $71.0 million, of which management currently estimates $33.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on July 1, 2005, requiring compensation cost to be recorded as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS 123(R), absent the effect of the pending J&J merger, will reduce the Company’s net income by approximately $14.4 million in the second half of 2005. Upon Company shareholder approval of the merger with J&J, the majority of the equity outstanding immediately vests and becomes exercisable.
Critical Accounting Estimates
It is important to understand Guidant’s accounting policies and estimates in order to understand its financial statements. In preparing the consolidated financial statements in accordance with US generally accepted accounting principles, management must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from those estimates. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and

•	Changes in the estimate are reasonably likely to occur from period to period as new information becomes available, or use of different estimates that Guidant reasonably could have used in the current period, could have a material effect on Guidant’s consolidated results of any one period.
Guidant continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals and various other assumptions believed to be reasonable. Management has discussed the development and selection of these critical accounting estimates with Guidant’s Audit Committee and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within Guidant’s financial statements that require estimation, but are not deemed critical as based on the criteria above. Changes in estimates used in these and other items could have a material impact on Guidant’s financial statements in any one period.
The accounting policies that are most subject to important estimates or assumptions include those described below. See Item 8, Note 2 to the consolidated financial statements for further description of these items.
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
Valuation of Purchased In-Process Research and Development (IPRD), Goodwill and Other Intangible Assets — When a business combination occurs, the purchase price is allocated based upon the fair value of tangible assets, IPRD, goodwill and intangible assets. The Company recognizes IPRD in business combinations for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. The Company considers, among other things, the project’s stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. The methodologies used in arriving at these estimates are in accordance with accepted valuation methods.
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
Guidant records its tax provisions based on the existing laws, experience with previous settlement agreements, the status of current IRS (and other taxing authorities) examinations and management’s understanding of how the tax authorities view certain relevant industry and commercial matters. Although the Company has recorded all probable income tax accruals in accordance with SFAS 5, Accounting for Contingencies, and SFAS 109, Accounting for Income Taxes, these accruals represent accounting estimates that are subject to inherent uncertainties associated with the tax audit process and, therefore, include certain contingencies. The Company adjusts these accruals in light of changing facts and circumstances, such as the progress of a tax audit. The Company believes that any potential tax conclusion will not have a material adverse impact on Guidant’s consolidated financial position or liquidity. However, it may be material to Guidant’s consolidated results of operations of a future period.
Legal Proceedings and Other Loss Contingencies — The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive or treble damage claims, or claims for injunctive relief related to alleged infringement of a third party’s patents, or seek declarations affecting the validity of the Company’s patents. Litigation outcomes are not within the Company’s complete control, are often very difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depends on judgments about potential actions by third parties. Contingencies are recorded in the consolidated financial statements, or otherwise disclosed, in accordance with SFAS 5, Accounting for Contingencies.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
The overall objective of Guidant’s financial risk management policy is to reduce the potential negative earnings effect from the impact of fluctuating foreign currencies and interest rates. The primary feature of Guidant’s risk management philosophy is that all hedging activity must be designed to reduce financial risks associated with commercial and financial transactions that arise in the ordinary course of business. Guidant utilizes foreign exchange forward contracts and interest rate swap agreements to minimize the impact of fluctuating foreign currencies and interest rates. The contracts are initiated within the guidelines of documented corporate risk management policies. Guidant does not use financial instruments for speculative or trading activities.
Foreign Exchange Risk
Due to Guidant’s commitment to a global presence and customer support, the Company conducts a portion of its business in various foreign currencies (primarily the currencies of Europe and Asia) and, as a result, a portion of revenues and earnings is exposed to changes in foreign exchange rates. Such exposures arise from transactions denominated in foreign currencies, primarily intercompany loans and cross-border sales of inventory, as well as from the translation of results of operations from outside the US. The Company seeks to manage its foreign exchange risk in part through operational means, including managing local currency assets in relation to local currency liabilities.
Foreign exchange risk is also managed through the use of foreign exchange contracts. The fair value of all foreign exchange contracts outstanding was ($33.4) million and ($46.8) million at December 31, 2004 and 2003. An analysis was prepared to estimate the sensitivity of the fair value of all foreign exchange contracts to hypothetical 10% favorable and unfavorable changes in exchange rates at December 31, 2004 and 2003. The results of the estimation, which may vary from actual results, are as follows:
Fair Value of Foreign Exchange Contracts

	2004	2003
(In millions)
10% adverse rate movement	$(96.0)	$(97.4)
At year-end rates	$(33.4)	$(46.8)
10% favorable rate movement	$29.2	$3.8
Any gains and losses in fair value of foreign exchange contracts would be largely offset by losses and gains on underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above table.
Interest Rate Risk
The Company’s financial instruments are exposed to interest rate risk. During 2004, Guidant had two interest rate swap agreements to modify the interest characteristic of the principal amount of its long-term notes so that the interest payable on long-term notes effectively becomes variable and thus matches the variable interest rate received from its cash. Accordingly, interest rate fluctuations impact the Company’s long-term notes outstanding, which are offset by corresponding changes in the fair value of the interest rate swap agreements. Since the Company is in a net cash position, the interest rate swap agreements reduce exposure to floating rate risk. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 10% change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. The fair value of the interest rate swap agreements was $2.7 million at December 31, 2004.

Regulatory and Other Matters
See Item 1, “Healthcare Cost Containment and Third-Party Reimbursement and Government Regulation”.
Field Actions
The Company continually collects and analyzes information about product performance through field observations and other quality metrics to determine if a field action is necessary. Following this process, from time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-Q, the Company conducted the following field action:
In late January 2005, Guidant voluntarily withdrew VOYAGER (RX) Coronary Dilatation Catheters of sizes 1.5 mm to 3.5 mm to address the potential for a leak at the guidewire exit notch. While the probability of a leak is low, the Company is pursuing root cause analysis and corrective actions. FDA and affected international regulatory agencies have been notified.
Cautionary Factors
Certain statements included in this filing are forward-looking, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, drug eluting stent development, recovery of tax assets and the outcome of other tax matters, capital expenditures, cash flows, costs of research programs, the timing of discontinued operations and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

•	Coronary stent business developments: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected metallic coronary stent sales and will continue to impact the Company’s financial results.

•	ICD system growth driven by continued developments in future clinical science, publication of clinical results, reimbursement decisions and new competition.

•	Management’s progress regarding the lean manufacturing effort across cardiac rhythm management product lines.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant’s industry.

•	Changes in the location or volume of production or changes in tax law.

•	Progress in closing the pending merger with J&J, including satisfaction of conditions to closing, such as antitrust and shareholder approvals and other customary closing conditions.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, all as further described in Exhibit 99 to this filing.
Actual results may differ materially. The Company does not undertake to update its forward-looking statements.

ITEM 8.	Financial Statements and Supplementary Data

GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)

Year Ended December 31	2004	2003	2002

Net sales	$3,765.6	$3,644.8	$3,120.9
Cost of products sold	921.6	877.4	742.0

Gross profit	2,844.0	2,767.4	2,378.9

Research and development	516.0	515.0	410.5
Purchased in-process research and development	99.8	83.7	54.9
Sales, marketing and administrative	1,191.0	1,189.0	938.4
Interest, net	(8.4)	(6.3)	1.3
Royalties, net	50.0	59.7	50.9
Amortization	30.7	20.6	12.3
Other, net	21.1	7.7	12.6
Litigation, net	(20.0)	422.8	(137.1)
Foundation contribution	20.0	—	40.0
Cook charge	—	—	60.6
Restructuring charge	66.0	—	14.0

Income from continuing operations before income taxes	877.8	475.2	920.5

Income taxes	304.8	55.9	251.2

Income from continuing operations	573.0	419.3	669.3

Loss from discontinued operations, net of income taxes	(49.0)	(89.0)	(57.5)

Net income	$524.0	$330.3	$611.8

Earnings per share-basic
Income from continuing operations	$1.84	$1.37	$2.22
Loss from discontinued operations, net of income taxes	(0.16)	(0.29)	(0.19)

Net income	$1.68	$1.08	$2.03

Earnings per share-diluted
Income from continuing operations	$1.78	$1.34	$2.19
Loss from discontinued operations, net of income taxes	(0.15)	(0.28)	(0.19)

Net income	$1.63	$1.06	$2.00

Dividends declared per common share	$0.40	$0.24	—

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

At December 31	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$1,894.2	$1,468.2
Short-term investments	320.1	—
Accounts receivable, net of allowances of $22.0 (2004) and $24.0 (2003)	845.9	822.9
Inventories	353.9	401.9
Deferred income taxes	215.1	313.2
Prepaid expenses and other current assets	77.8	57.7
Current assets of discontinued operations	0.9	16.0

Total Current Assets	3,707.9	3,079.9
Other Assets
Goodwill, net	511.7	512.9
Other intangible assets, net	168.8	160.8
Deferred income taxes	36.2	0.9
Investments	81.5	55.1
Sundry	57.2	60.9
Other assets of discontinued operations	—	20.5

Total Other Assets	855.4	811.1
Property and equipment, net of accumulated depreciation of $780.4 (2004) and $657.0 (2003)	808.9	749.1

Total Assets	$5,372.2	$4,640.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56.2	$85.7
Employee compensation	141.3	198.7
Other liabilities	284.8	306.9
Income taxes payable	220.5	197.2
Short-term debt	302.0	250.0
Current liabilities of discontinued operations	23.9	23.9

Total Current Liabilities	1,028.7	1,062.4
Noncurrent Liabilities
Long-term debt	357.2	698.3
Other	244.2	166.1

Total Noncurrent Liabilities	601.4	864.4
Commitments and Contingencies
Shareholders’ Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 320,692,000(2004) 312,129,000(2003)	609.1	301.5
Additional paid-in capital	344.6	242.4
Retained earnings	2,657.6	2,258.9
Deferred cost, ESOP	(12.6)	(17.1)
Unearned compensation	(36.9)	(25.2)
Treasury stock, at cost:
Shares: 3,158,000(2003)	—	(171.2)
Accumulated other comprehensive income	180.3	124.0

Total Shareholders’ Equity	3,742.1	2,713.3

Total Liabilities and Shareholders’ Equity	$5,372.2	$4,640.1

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Shareholders’ Equity
(In millions, except share data)

									Accumulated
	Common Stock		Additional		Deferred Cost, ESOP				Other
			Paid-In	Retained			Treasury	Unearned	Comprehensive
	Issued Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Compensation	Income/(Loss)	Total

December 31, 2001	309,019,000	$226.1	$182.5	$1,390.5	(4,578,000)	$(30.5)	$(149.0)	—	$(73.8)	$1,545.8
Comprehensive income:
Net income				611.8						611.8
Other comprehensive gain, net of tax:
Currency translation adjustments									118.1
Minimum pension liability									(15.8)
Unrealized loss on foreign exchange contracts									(19.6)

Other comprehensive gain										82.7

Comprehensive income										694.5

Issuance/cancellation of common stock under stock plans	(27,000)		(10.2)				37.6			27.4
Stock issued through Employee Stock Purchase Plan			(3.9)				19.8			15.9
Repurchase of common stock							(0.4)			(0.4)
ESOP transactions			27.3		951,000	6.3				33.6
Tax benefits from employee stock options			5.0							5.0

December 31, 2002	308,992,000	226.1	200.7	2,002.3	(3,627,000)	(24.2)	(92.0)	—	8.9	2,321.8
Comprehensive income:
Net income				330.3						330.3
Other comprehensive gain, net of tax:
Currency translation adjustments									132.6
Minimum pension liability									(4.9)
Unrealized loss on foreign exchange contracts									(12.6)

Other comprehensive gain										115.1

Comprehensive income										445.4

Issuance of common stock under stock plans	2,637,000	60.9	(36.6)				185.4			209.7
Stock issued through Employee Stock Purchase Plan	500,000	14.5	(2.4)				7.2			19.3
Repurchase of common stock							(271.8)			(271.8)
Cash dividends				(73.7)						(73.7)
Unearned compensation								$(25.2)		(25.2)
ESOP transactions			37.9		1,059,000	7.1				45.0
Tax benefits from employee stock plans			42.8							42.8

December 31, 2003	312,129,000	301.5	242.4	2,258.9	(2,568,000)	(17.1)	(171.2)	(25.2)	124.0	2,713.3
Comprehensive income:
Net income				524.0						524.0
Other comprehensive gain, net of tax:
Currency translation adjustments									63.4
Minimum pension liability									(0.3)
Unrealized loss on foreign exchange contracts									(6.8)

Other comprehensive gain										56.3

Comprehensive income										580.3

Issuance of common stock under stock plans	8,175,000	287.8	(73.3)				291.5			506.0
Stock issued through Employee Stock Purchase Plan	388,000	19.8	(1.7)				8.0			26.1
Repurchase of common stock							(128.3)			(128.3)
Cash dividends				(125.3)						(125.3)
Unearned compensation								(11.7)		(11.7)
ESOP transactions			37.7		679,000	4.5				42.2
Tax benefits from employee stock plans			139.5							139.5

December 31, 2004	320,692,000	$609.1	$344.6	$2,657.6	(1,889,000)	$(12.6)	$—	$(36.9)	$180.3	$3,742.1

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)

Year Ended December 31	2004	2003	2002

Operating Activities
Net income	$524.0	$330.3	$611.8
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	142.2	129.8	114.4
Amortization of goodwill and other intangible assets	30.7	20.9	13.2
Provision for inventory and accounts receivable losses	27.3	59.3	72.7
Purchased in-process research and development	99.8	83.7	55.2
Deferred income taxes	65.0	(63.0)	(45.0)
Compensation associated with equity programs	86.3	101.8	36.7
Other noncash, net	30.0	19.9	(22.3)

	1,005.3	682.7	836.7
Changes in Operating Assets and Liabilities:
Receivables	(5.8)	(76.6)	(63.1)
Inventories	33.8	(123.2)	(80.1)
Prepaid expenses and other current assets	(0.7)	(13.5)	(22.5)
Accounts payable and accrued liabilities	(76.7)	25.2	89.3
Income taxes payable	163.4	(11.5)	98.8
Other liabilities	16.3	(76.3)	185.1

Net Cash Provided by Operating Activities	1,135.6	406.8	1,044.2
Investing Activities
Additions of property and equipment, net	(212.8)	(249.3)	(141.1)
Acquisitions of business, net of cash acquired	(51.4)	(63.6)	—
Purchase of in-process research and development	(52.1)	(74.8)	(54.2)
Net (purchases) maturities of short-term investments	(320.1)	10.3	(1.4)
Net purchases of equity investments	(34.6)	(12.9)	(12.5)
Additions of other assets, net	(1.7)	(2.2)	(10.4)

Net Cash Used for Investing Activities	(672.7)	(392.5)	(219.6)
Financing Activities
Increase (decrease) in borrowings, net	(289.3)	579.1	(393.1)
Issuance of common stock under stock plans and other capital transactions	476.1	147.0	40.3
Dividends paid	(125.3)	(73.7)	—
Repurchase of common stock	(128.3)	(271.8)	(0.4)

Net Cash Provided by (Used for) Financing Activities	(66.8)	380.6	(353.2)
Effect of Exchange Rate Changes on Cash	29.9	58.5	105.6

Net Increase in Cash and Cash Equivalents	426.0	453.4	577.0
Cash and Cash Equivalents at Beginning of Year	1,468.2	1,014.8	437.8

Cash and Cash Equivalents at End of Year	$1,894.2	$1,468.2	$1,014.8

See Notes to Consolidated Financial Statements.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
(In millions, except per share data)

Note 1 —	Business and Nature of Operations
Guidant Corporation pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. Guidant develops, manufactures and markets the following products and services that enable less-invasive care for some of life’s most threatening medical conditions:

•	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death (SCD), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty systems including dilatation catheters, guidewires and related accessories for the treatment of coronary artery disease

•	Cardiac surgery systems for the treatment of coronary artery disease and performing cardiac surgical ablation, and biliary, peripheral and carotid systems used to treat biliary and artery disease
Guidant has principal operations in the US, Europe and Asia. The Company markets its products in nearly 100 countries through a direct sales force in the US and a combination of direct sales representatives and independent distributors in international markets. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.
On December 15, 2004, the Company entered into an agreement and plan of merger with Johnson & Johnson (J&J) pursuant to which J&J will acquire the Company for approximately $25.4 billion in fully diluted equity value. Under the terms of the agreement, each Company common share will be exchanged for $30.40 in cash and $45.60 in J&J stock, provided that the average J&J common stock price is between $55.45 and $67.09 during the fifteen-day trading period ending three days prior to the transaction closing. Accordingly, each Guidant share will be converted into not more than .8224 and not less than .6797 of a J&J common share, plus $30.40 in cash. The boards of directors of the Company and J&J have approved the transaction, which remains subject to the approval of the Company’s shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, the European Union merger control regulation, and other customary closing conditions.

Note 2 —	Significant Accounting Policies
Principles of Consolidation The consolidated financial statements include the accounts of Guidant and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.
Revenue Recognition Guidant sells products through a direct sales force in the US and a combination of direct sales representatives and independent distributors internationally. A significant portion of revenue is generated from inventory carried by Guidant’s sales representatives and consigned inventory held by customers, which is recognized as revenue upon notification of implant or product usage. All other revenue transactions are recorded upon transfer of title and risk of loss to customers. There are no remaining obligations that affect the customer’s final acceptance of the sale upon transfer of title. Estimated sales returns, discounts and rebates are recorded as a reduction of sales when the related revenue is recognized. The Company provides credit to its customers in the normal course of business and maintains an allowance for doubtful customer accounts. Actual losses are charged to this allowance when incurred.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Research and Development Research and development costs are charged to expense as incurred. In-process research and development (IPRD) is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use, consistent with Statement of Financial Accounting Standards (SFAS) 2, Accounting for Research and Development Costs, and Financial Accounting Standards Board Interpretation 4, Applicability of SFAS 2 to Business Combinations. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by discounting the estimated amount of future net cash flows from the technology to its present value. The discount rate used is determined at the time of the acquisition and includes, among other things, consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.
Foreign Currency Translation Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated into US dollars using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated statements of income within “other, net.” Adjustments arising from the translation of net assets located outside the US (gains and losses) are shown as a component of accumulated other comprehensive income.
Risk Management Contracts The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company employs foreign exchange forward contracts and interest rate swap agreements to manage its earnings exposure to fluctuations in foreign currency exchange rates and interest rates.
Forward contracts hedging forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities at fair value. Changes in the forward contracts’ fair value are recognized in accumulated other comprehensive income until they are recognized in earnings concurrently with the gains and losses arising from the underlying hedged transactions. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related hedge is recognized in earnings at that time. The ineffective portion of a contract’s change in fair value is immediately recognized in earnings. These gains and losses are classified in the income statement consistent with the accounting treatment of the item being hedged.
Forward contracts hedging specific foreign currency denominated assets or liabilities are recorded at their fair value with the related gains and losses included in “other, net” on the income statement. Results of these forward contracts offset in full or in part the gains and losses from the mark to market of the underlying balance sheet exposure. Guidant has interest rate swap agreements that are designated and qualify as fair value hedges and meet the short-cut method requirements of SFAS 133. As a result, changes in the fair value of the interest rate swap agreements are offset by changes in long-term notes. These changes are reported in interest expense; accordingly, no net gain or loss is recognized in earnings.
Cash and Cash Equivalents All highly liquid investments with maturities of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.
Investments Investments in debt and equity securities that have readily determinable fair values are classified and accounted for as available-for-sale or held-to-maturity. Held-to-maturity investments consist principally of government debt securities that management has the intent and ability to hold until maturity. These securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains are calculated based on the specific identification method and recorded in “other, net” on the income

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
statement. All other investments are accounted for under the cost or equity method and are written off upon identification of declines in value that are other than temporary.
Inventories Inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves are estimated for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. There have been no significant sales of inventory for which a provision was previously established and provisions and write-offs have historically had a strong correlation. Inventories at December 31 consisted of the following:

	2004	2003

Finished products	$181.2	$172.9
Work-in-process	64.5	81.5
Raw materials and supplies	108.2	147.5

	$353.9	$401.9

The decrease in inventories was primarily due to lean manufacturing initiatives across the cardiac rhythm management product lines, in part aimed at improving inventory management.
Goodwill and Other Intangible Assets Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of Guidant’s four reporting units based on projected discounted cash flows. If the fair value is calculated to be less than the carrying amount, an impairment charge is recorded in the period identified. Other intangible assets are amortized using the straight-line method over their estimated useful lives, of which periods of up to nine years remain.
Property and Equipment Property and equipment are stated at historical cost. Additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives ranging from 3 to 40 years. Property and equipment at December 31 consisted of the following:

	2004	2003

Land	$44.7	$44.6
Buildings	470.5	392.9
Equipment	981.2	850.1
Construction in progress	92.9	118.5

	1,589.3	1,406.1
Less allowances for depreciation	780.4	657.0

	$808.9	$749.1

Long-Lived Assets Management periodically reviews the carrying amount of property and equipment and other intangible assets to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. The Company’s policy is to use undiscounted cash flows in assessing potential

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
impairment and to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.
Product Warranties Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates. A summary of the changes in the product warranty activity is as follows:

	2004	2003

January 1	$22.3	$18.8
Provisions for product warranties	12.8	12.3
Settlements during the period	(15.0)	(8.8)

December 31	$20.1	$22.3

Income Taxes All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.
Earnings Per Share Earnings per share-basic is computed by dividing net income by the weighted average common shares outstanding during the year. Earnings per share-diluted represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options and unvested restricted stock. The effect of stock options on earnings per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculations.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Stock-Based Compensation The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model, the attribution method, a forfeiture rate of approximately 10% and the assumptions described in Note 5. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	2004		2003	2002

Reported net income(1)	$524.0		$330.3	$611.8
Deduct: Stock-based compensation not reflected in net income, net of tax	66.5	(2)	64.3	94.8

Pro forma net income	$457.5		$266.0	$517.0

Earnings per share:
Basic-as reported	$1.68		$1.08	$2.03

Basic-pro forma	$1.47		$0.87	$1.71

Diluted-as reported	$1.63		$1.06	$2.00

Diluted-pro forma	$1.42		$0.85	$1.69

(1)	Reported amounts include expense associated with the restricted stock awards. See Note 5 for additional information.

(2)	Includes $12.0 million of pro forma expense for a one-time grant of immediately vested options as bonus payments at December 31, 2004.
In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding and the expense that will be associated with the Employee Stock Purchase Plan, the effect of adopting SFAS 123(R), absent the effect of the pending J&J merger, will reduce the Company’s net income by approximately $14.4 million in the second half of 2005.
Use of Estimates Preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Reclassifications Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. In March 2004, the Company approved a plan to discontinue the GALILEO Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis. The GALILEO System product line is reflected as discontinued operations for all periods presented.

Note 3 —	Goodwill and Other Intangible Assets
Goodwill at December 31 consisted of the following:

	2004	2003

Intermedics, Inc.	$341.7	$342.9
Advanced Cardiovascular Systems, Inc.		102.1
InControl, Inc.	53.9	53.9
Other	14.0	14.0

	$511.7	$512.9

Other intangible assets at December 31 consisted of the following:

		Accumulated	Carrying
	Original Cost	Amortization	Value

2004
X Technologies, Inc.	$88.7	$19.4	$69.3
Intermedics, Inc.	28.0	16.6	11.4
AFx, inc.	36.9	3.1	33.8
Other licensed technologies and distribution agreements	122.8	68.5	54.3

	$276.4	$107.6	$168.8

2003
X Technologies, Inc.	$88.7	$6.8	$81.9
Intermedics, Inc.	28.0	13.8	14.2
Other licensed technologies and distribution agreements	125.8	61.1	64.7

	$242.5	$81.7	$160.8

Amortization expense was $30.7 million, $20.6 million and $12.3 million for the years ended December 31, 2004, 2003 and 2002. The annual estimated amortization expense for intangible assets will be approximately $30.0 million for the five-year period ending December 31, 2009.

Note 4 —	Business Combinations and Other Purchase Transactions
AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices. Guidant paid $48.4 million (including transaction expenses) in cash and forgave a $5.8 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including a $22.8 million in process research and development (IPRD) charge for technology that had not reached technological feasibility and had no alternative use and $32.1 million for intangible assets related to proven technology. In addition, a deferred tax liability of $11.9 million was recorded for the tax effect of the intangible assets and deferred tax assets of $11.7 million were recorded for the net operating loss carryovers. In order to value the IPRD, a risk-adjusted discount rate of 22.5% was

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
applied to the cash flows. In August 2004, Guidant obtained FDA clearance for the minimally invasive cardiac ablation indication, resulting in an additional payment of $3.0 million. This payment increased intangible assets and deferred tax liabilities by $4.8 million and $1.8 million. Guidant may make additional milestone payments upon future satisfaction of regulatory, clinical and sales performance criteria.
MediVas LLC (MediVas): In September 2003, Guidant acquired a subsidiary of MediVas, including rights to certain bioabsorbable polymer technologies. The agreement provided Guidant with an exclusive worldwide license to these bioabsorbable polymer products, related pre-clinical and clinical data, and intellectual property for use with drugs in the “olimus” family, as well as a nonexclusive license for use with other drugs. Guidant recorded a $35.2 million IPRD charge in connection with the purchase, since technological feasibility of the project had not been attained and the research had no alternative future uses. MediVas may receive additional milestone payments over the course of clinical development and receive royalties on future sales of licensed products utilizing MediVas’ technology.
X Technologies, Inc. (X Technologies): In June 2003, Guidant acquired X Technologies, the manufacturer of the FDA-approved FX miniRAIL Dilatation Catheter, a device for the treatment of coronary artery disease. Guidant paid $60.0 million in cash and forgave a $4.5 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including $88.7 million to intangible assets related to developed technology and the related deferred tax liability of $32.8 million.
Biosensors International (Biosensors): In March 2003, Guidant recorded a $20.5 million IPRD charge in connection with the acquisition of certain assets of Biosensors’ everolimus eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents. Additionally, as part of this consideration, Guidant acquired the option of manufacturing and commercializing Biosensors’ everolimus eluting stent platform that has been used in Biosensors’ FUTURE I and II Clinical Trials. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I. An additional IPRD charge of $50.0 million was recorded in the second quarter of 2004 for clinical results related to Biosensors’ everolimus eluting stent trial, FUTURE II. This was recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses.
Bioabsorbable Vascular Solutions (BVS): In March 2003, Guidant acquired the majority interest in BVS for $10.0 million and accrued an additional $6.0 million for a future clinical milestone. In addition, Guidant purchased the remaining 49% interest for $6.0 million in April 2004. All these amounts are accounted for as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. The project is expected to be completed and the products to be commercially available in 3 to 6 years. Guidant may pay milestone payments over the course of clinical development.
Novartis Pharma AG and Novartis AG (Novartis): In 2002, Guidant entered into an agreement with Novartis that provided Guidant an exclusive worldwide license to use everolimus in drug eluting stents, resulting in a $35.6 million IPRD charge. In the second quarter of 2004, a payment of $15.0 million was made to Novartis for completion of enrollment in the SPIRIT FIRST clinical trial. This amount was recorded as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. Novartis may receive additional milestone payments over the course of clinical development and receive royalties on future sales of licensed products utilizing everolimus.
Cardiac Intelligence Corporation (CIC): In December 2002, the Company completed its acquisition of CIC for $19.3 million. This acquisition supplemented Guidant’s Advanced Patient Management applications, with a portfolio of intellectual property in the field of ambulatory, remote, wireless monitoring of the heart functions

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
of patients, including those implanted with devices such as pacemakers, defibrillators and resynchronization devices. The Company anticipates commercial availability of this technology on a worldwide basis in 2005. The entire purchase price was recorded as IPRD.
The income approach was used to establish the fair values of IPRD. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and discounting these after-tax cash flows to present value.
Revenue estimates were based on estimates of overall demand for similar products and therapies, expected growth rates, expected trends in technology and expected product introductions by competitors. The Company considered, among other things, the projects’ stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk. The Company believes that the estimated purchased research and development amounts recorded represent fair value at the date of the acquisition. The Company continues to move forward with the acquired research and development projects discussed above, with the exception of Biosensors, where the Company continues to focus on the bioabsorbable polymer, but has discontinued development of Biosensors’ everolimus eluting stent.
Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At December 31, 2004, Guidant’s accrual for milestone obligations totaled $33.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $243.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $25.0 million to $71.0 million, of which management currently estimates $33.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.
The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 5 —	Stock Plans
The Company may periodically grant nonqualified stock options and restricted stock grants to outside members of its Board of Directors and consultants, and may grant incentive stock options, nonqualified stock options, performance shares and restricted stock grants to employees, including executive officers of the Company. Grants to employees are consistent with Guidant’s commitment to recognize and reward employees and enable them to participate as shareholders.
Stock options are granted at 100% of the fair value of the underlying stock at the date of grant and have 10-year terms. The stock options granted to outside directors typically vest and become fully exercisable at the next annual meeting. The majority of other stock options granted by the Company vest and become fully exercisable three to five years from the date of grants or vest in increments over three to five years.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Stock option activity is summarized below:

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	44,840,534	$39.30	49,836,773	$38.38	52,113,348	$38.41
Granted	4,886,886	64.58	885,878	38.53	1,152,811	36.10
Exercised	(12,475,088)	36.08	(4,531,773)	27.99	(963,959)	25.31
Cancelled	(918,428)	41.87	(1,350,344)	43.55	(2,465,427)	43.26

Outstanding at December 31	36,333,904	$43.74	44,840,534	$39.30	49,836,733	$38.38

Exercisable at December 31	27,820,167	$42.20	29,670,014	$38.84	26,458,259	$35.31

	Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining Contractual	Weighted Average		Weighted Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 3.63-$10.00	509,694	0.8	$7.76	509,694	$7.76
$10.01-$17.00	1,213,018	1.8	10.99	1,213,018	10.99
$17.01-$30.00	388,975	4.2	24.40	287,641	22.55
$30.01-$39.00	12,832,483	5.1	32.16	10,374,654	32.32
$39.01-$60.00	17,003,338	5.2	50.67	14,023,509	50.97
$60.01-$73.00	4,386,396	9.3	65.70	1,411,651	71.05

	36,333,904	5.5	$43.74	27,820,167	$42.20
The per-share weighted average fair value of stock options granted in 2004, 2003 and 2002 was $18.58, $12.00 and $14.47. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.0%	3.0%	4.0%
Dividend yield	.70%	.60%	—
Volatility factor	34.4%	37.0%	38.9%
Option life	3-7 years	3-7 years	3-7 years
On December 31, 2004, the Company broadly granted 1.2 million immediately vested stock options as bonus payments. In April 2004, Guidant’s Board of Directors authorized the issuance of 610,000 restricted shares of common stock (US) and restricted stock units (outside the US) (collectively referred to as “restricted stock awards”) to over 2,500 employees. In February 2003, Guidant’s Board of Directors authorized the issuance of approximately 2.3 million restricted stock awards. Restricted stock awards are recorded at fair value at the date of grant and are expensed ratably over the vesting period. Restricted stock awards generally vest over three years. In general, grants may vest earlier upon a qualifying disability, death, retirement or change in control. The 2003 grant included a performance element that allowed vesting to accelerate when certain Guidant share price performance measures were met. Specifically, one-third of the general grants vested upon achievement of 25%, 50% and 75% appreciation of the 60-day moving average stock price from the date of grant ($34.37 on February 18, 2003). Portions of the executive officer grants accelerated from six years to three years under this same performance measure. Approximately two-thirds of the share price appreciation targets were achieved and expensed in 2003. The first performance measure was met in July 2003 and the second measure was met in December 2003. The final share price appreciation target was achieved in January 2004. The related compensation expense associated with restricted stock totaled $30.9 million and $53.5 million for the years ended December 31, 2004 and 2003.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
The Company introduced its Employee Stock Purchase Plan (ESPP) in 2001. This plan allows employees to contribute up to 10% of their wages toward the purchase of the Company’s common stock at the end of each four-month purchase period. Employees purchase shares of Guidant common stock for 85% of the average of the reported high and low sales prices on the first or last day of the purchase period, whichever price is lower.
There were approximately 5.0 million additional shares available for grant under the Company’s stock plans, including the ESPP, on December 31, 2004.

Note 6 —	Earnings Per Share
The following table sets forth the computation of earnings per share:

	2004	2003	2002

Income from continuing operations	$573.0	$419.3	$669.3
Loss from discontinued operations, net of income taxes	(49.0)	(89.0)	(57.5)

Net income	$524.0	$330.3	$611.8

Earnings per share-basic
Income from continuing operations	$1.84	$1.37	$2.22
Loss from discontinued operations, net of income taxes	(0.16)	(0.29)	(0.19)

Net income	$1.68	$1.08	$2.03

Earnings per share-diluted
Income from continuing operations	$1.78	$1.34	$2.19
Loss from discontinued operations, net of income taxes	(0.15)	(0.28)	(0.19)

Net income	$1.63	$1.06	$2.00

Weighted average common shares outstanding	312.04	305.10	301.74
Effect of dilutive stock options and unvested restricted stock awards	9.20	7.42	4.25

Weighted average common shares outstanding and assumed conversions	321.24	312.52	305.99

Total options outstanding at December 31, 2004, 2003 and 2002 were 36.3 million, 44.8 million and 49.8 million. Earnings per share-diluted includes 34.1 million, 26.5 million and 19.2 million stock options for the years ended December 31, 2004, 2003 and 2002. Stock options whose exercise price per share was greater than the average market value per share were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 7 —	Borrowings
The Company’s outstanding borrowings on December 31 consisted of:

	2004	2003

Long-term notes	$352.0	$355.7
Commercial paper	301.9	584.9
Bank borrowings	5.3	7.7

Total borrowings	659.2	948.3
Less short-term debt	302.0	250.0

Long-term debt	$357.2	$698.3

On February 11, 1999, the Company issued seven-year, 6.15% long-term notes with a $350.0 million principal amount due in 2006. At December 31, 2004, Guidant had interest rate swap agreements on these notes with a notional amount of $350.0 million, converting the fixed interest rate to a variable interest rate indexed to LIBOR. Interest rate fluctuations impact the fair value of the interest rate swap agreements, with an offsetting change to long-term notes. At December 31, 2004, the interest rate swap had a fair value of $2.7 million, which increases long-term debt.
At December 31, 2004, the Company had a $400.0 million credit facility that permits borrowings through August 2007 and a $500.0 million credit facility that permits borrowings through August 2009. There are currently no outstanding borrowings under these arrangements, which carry a variable market rate of interest. Restrictive covenants in the borrowing agreements include consolidations, mergers, certain sales of assets, maintenance of certain financial performance measures and limitations on subsidiary borrowings.
The weighted average interest rate on borrowings and interest rate swap agreements outstanding at December 31, 2004 was 3.41% compared to 1.89% at December 31, 2003. The increase in the weighted average interest rate was due to the increase in floating interest rates in 2004 compared to 2003. Interest expense, which approximates cash payments of interest on borrowings, was $25.5 million, $17.2 million and $21.4 million in 2004, 2003 and 2002.

Note 8 —	Accumulated Other Comprehensive Income (Loss)
Components of Accumulated Other Comprehensive Income (Loss) are as follows:

	2004	2003	2002

Currency translation adjustment	$240.9	$177.5	$44.9
Unrealized loss on foreign exchange contracts	(33.8)	(27.0)	(14.4)
Minimum pension liability	(26.8)	(26.5)	(21.6)

	$180.3	$124.0	$8.9

GUIDANT CORPORATION
Notes to Consolidated Financial Statements

Note 9 —	Leases
Guidant leases various manufacturing and office facilities and certain equipment under operating leases. Total future minimum lease commitments are as follows:

2005	$31.3
2006	22.7
2007	17.8
2008	13.7
2009	11.1
Thereafter	7.6

$104.2

Rent expense for all leases, including contingent rentals that were not material, amounted to approximately $40.9 million, $39.2 million and $32.3 million for 2004, 2003 and 2002.

Note 10 —	Income Taxes
Following is a summary of income before income taxes of US and international operations:

	2004	2003	2002

US	$157.3	$(174.8)	$417.6
International	720.5	650.0	502.9

	$877.8	$475.2	$920.5

Following is the composition of income taxes:

	2004	2003	2002

Current:
Federal	$138.8	$(13.6)	$208.5
State	33.1	12.2	12.9
Foreign	70.9	110.1	76.4

Total current expense	242.8	108.7	297.8
Deferred:
Federal	60.9	(25.9)	(25.2)
State	9.2	(22.1)	(19.4)
Foreign	(8.1)	(4.8)	(2.0)

Total deferred tax expense (benefit)	62.0	(52.8)	(46.6)

Income taxes	$304.8	$55.9	$251.2

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At December 31, deferred tax assets and liabilities consisted of the following:

	2004	2003

Deferred tax assets:
Inventory and product-related reserves	$193.4	$194.0
Net operating loss, capital loss and credit carryforwards	100.8	45.4
Accrued liabilities	126.1	124.0
Acquisition of intangible assets	62.6	61.7

	482.9	425.1
Valuation allowances	(14.0)	(12.6)

Total deferred tax assets	468.9	412.5
Deferred tax liabilities:
Property and equipment	(112.8)	(97.7)
Planned repatriation of foreign earnings under the American Jobs Creation Act of 2004	(104.2)	—
Other	(0.6)	(0.7)

Total deferred tax liabilities	(217.6)	(98.4)

Deferred tax assets, net	$251.3	$314.1

Following is a reconciliation of the effective income tax rate:

	2004	2003	2002

US federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	1.1	0.9	1.4
Effect of international operations	(14.5)	(19.2)	(9.8)
Research credit	(1.4)	(2.9)	(1.1)
Benefit from export incentives	(0.6)	(1.7)	(1.0)
Nondeductible IPRD	1.2	3.9	0.8
Reduction of income tax accruals due to tax audit resolution	—	(6.2)	—
Planned repatriation of foreign earnings under the American Jobs Creation Act of 2004	11.9	—	—
Other, net	2.0	2.0	2.0

Effective income tax rate	34.7%	11.8%	27.3%

At December 31, 2004, approximately $63.8 million of federal, $208.1 million of state and $12.6 million of foreign tax losses and $49.9 million of federal and state tax credits were available for carryforward. The federal, state and foreign tax loss and credit carryforwards are subject to valuation allowances and certain restrictions. The losses and credits generally expire within a period of 3 to 20 years. At December 31, 2004, $7.8 million of capital losses were available for carryforward. The capital loss expires December 31, 2005 and is subject to a valuation allowance. In view of the consistent profitability of its past operations, the Company believes that the deferred tax assets will be substantially recovered and that no significant additional valuation allowances are necessary.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction. Although significant uncertainty remains regarding the interpretation and application of the repatriation incentive, the Company has the necessary information to make an informed decision regarding its repatriation plans. Based on that decision, the Company plans to repatriate approximately $1.5 billion in extraordinary dividends as defined in the Act during 2005 and has recorded a deferred tax liability of $104.2 million in the fourth quarter of 2004 in connection with the planned repatriation, as prior to that time, deferred income taxes had not been provided for undistributed earnings because they were intended to be indefinitely reinvested in operations outside the US. This deferred tax liability includes a provision of $29.4 million related to the gross-up on the portion of the dividend subject to the 85% dividends received deduction (DRD). As enacted, the Act does not expressly provide for the reduction of the gross-up by the 85% DRD. In November 2004 technical corrections legislation was introduced in both chambers of Congress to permit reducing the gross-up by the 85% DRD. If the legislation is enacted as introduced, the Company will reverse the provision of $29.4 million in the quarter the legislation is enacted.
US federal and state deferred income taxes have not been recorded that would result from future remittances of other undistributed earnings of foreign subsidiaries — $1,985.1 million at December 31, 2004 — because such earnings are intended to be indefinitely reinvested in these foreign operations. Determination of the deferred tax liability should the Company remit a portion of these earnings is not feasible because such liability is dependent on the circumstances if a future remittance would occur.
Income taxes paid were $51.9 million, $121.7 million and $172.8 million in 2004, 2003 and 2002.

Note 11 —	Employee Benefit Plans
Employee Savings and Stock Ownership Plan Guidant has a defined contribution savings plan that covers its eligible US employees. The plan includes both an employee savings component (savings plan) and an employee stock ownership component (Employee Stock Ownership Plan or “ESOP”). The purpose of the plan is to provide additional financial security to employees during retirement.
Participants in the plan may elect to contribute, on a before-tax basis, a certain percent of their annual salaries. Participants’ contributions may not be invested in Guidant common stock. The Company matches a portion of these employee contributions with Guidant common stock. In addition, the Company contributes Guidant common stock to the ESOP in a fixed percentage of employees’ annual base pay, regardless of the employee contribution.
The Company makes its matching and fixed contributions to the plan’s ESOP component. This internally leveraged ESOP acquired approximately 9.0 million shares of newly issued Guidant common stock at a cost of approximately $60.0 million ($6.68 per share) in September 1995. Common shares held by the ESOP are allocated among participants’ accounts on a periodic basis until these shares are exhausted (approximately 2007, assuming the year-end price per share of Guidant common stock of $72.10 remains constant). At December 31, 2004, the ESOP held approximately 7.1 million shares allocated to employee accounts and approximately 1.9 million unallocated shares. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders’ equity. Allocated shares of the ESOP are charged to expense based on the fair value of the shares transferred and are treated as outstanding in the computation of earnings per share. Compensation expense under these plans was $40.4 million, $44.1 million and $33.6 million for 2004, 2003 and 2002.
Retirement Plans The Company sponsors the Guidant Retirement Plan, a frozen noncontributory defined benefit plan. The Company’s funding policy for the Guidant Retirement Plan is consistent with US employee benefit and tax-funding regulations. The Company does not expect to make a contribution to the Guidant Retirement Plan in 2005. Guidant Retirement Plan assets, which are maintained in a trust, consist primarily of

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
equity and fixed income instruments. The Company also sponsors the Guidant Excess Benefit Plan-Retirement, a nonqualified, unfunded plan for certain of its officers and key employees, to which the Company will make contributions equal to benefit payments in 2005. In addition, US and Puerto Rico employees of the Company are eligible to receive specified Company-paid healthcare retirement benefits under a plan established in 2000. The Company uses a December 31 measurement date for its plans. Following is a summary of these plans:

	Guidant		Guidant		Healthcare
	Retirement		Excess Benefit		Retirement
	Plan		Plan-Retirement		Benefit Plan

	2004	2003	2004	2003	2004	2003

Accumulated Benefit Obligation at December 31	$79.5	$73.6	$29.8	$27.7	$23.7	$18.1
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$74.7	$64.8	$29.1	$26.0	$18.1	$15.0
Service cost	—	—	—	—	2.1	1.8
Interest cost	4.6	4.4	1.8	1.8	1.2	1.0
Benefits paid	(1.6)	(1.4)	(1.0)	(0.9)	(0.8)	(0.3)
Actuarial loss (gain)	3.9	6.9	0.6	2.2	(0.1)	0.6
Participant contributions	—	—	—	—	0.4	—
Special termination benefits	—	—	—	—	2.8	—

Projected benefit obligation at end of year	$81.6	$74.7	$30.5	$29.1	$23.7	$18.1

Change in Plan Assets
Plan assets at fair value at beginning of year	$63.7	$55.2	—	—	—	—
Actual gain on plan assets	8.6	9.9	—	—	—	—
Participant contributions	—	—	—	—	$0.4	—
Company contributions	—	—	$1.0	$0.9	0.4	$0.3
Benefits paid	(1.6)	(1.4)	(1.0)	(0.9)	(0.8)	(0.3)

Plan assets at fair value at end of year	$70.7	$63.7	—	—	—	—

Funded Status of the Plan
Projected benefits in excess of plan assets	$(10.9)	$(11.0)	$(30.5)	$(29.1)	$(23.7)	$(18.1)
Unrecognized net loss	34.6	34.1	10.5	10.3	1.0	0.6
Unrecognized prior service cost	—	—	5.4	6.6	5.9	6.5

Prepaid (accrued) pension cost	$23.7	$23.1	$(14.6)	$(12.2)	$(16.8)	$(11.0)

Amounts Recognized in Consolidated Balance Sheets
Accrued benefit liability	$(8.8)	$(9.9)	$(29.8)	$(27.7)	$(16.8)	$(11.0)
Intangible asset	—	—	5.3	6.6	—	—
Deferred tax asset	12.0	12.1	3.6	3.3	—	—
Accumulated other comprehensive loss	20.5	20.9	6.3	5.6	—	—

Net amount recognized	$23.7	$23.1	$(14.6)	$(12.2)	$(16.8)	$(11.0)

Periodic Benefit Cost
Service cost	—	—	—	—	$2.1	$1.8
Interest cost	$4.6	$4.4	$1.8	$1.8	1.2	1.0
Expected return on plan assets	(6.5)	(6.5)	—	—	—	—
Amortization of unrecognized net loss	1.2	0.3	0.4	0.3	—	—
Amortization of unrecognized prior service cost	—	—	1.2	1.2	0.6	0.6
Special termination benefits	—	—	—	—	2.3	—

Net periodic benefit cost	$(0.7)	$(1.8)	$3.4	$3.3	$6.2	$3.4

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine benefit obligations at December 31 and net periodic benefit costs for the years then ended are as follows:

			Guidant
	Guidant		Excess Benefit		Healthcare
	Retirement		Plan-		Retirement
	Plan		Retirement		Benefit Plan

	2004	2003	2004	2003	2004		2003

Assumptions — Benefit Obligation
Discount rate	6.00%	6.25%	6.00%	6.25%	6.00%		6.25%
Expected return on plan assets	8.75%	8.75%	—	—	—		—
Rate of compensation increase	5.90%	5.90%	5.90%	5.90%	—		—
Healthcare cost trend rate	—	—	—	—	10.00	% (1)	7.00%
Assumptions — Net Periodic Benefit Cost
Discount rate	6.25%	6.90%	6.25%	6.90%	6.25%		6.90%
Expected return on plan assets	8.75%	8.75%	—	—	—		—
Rate of compensation increase	5.90%	5.90%	5.90%	5.90%	—		—
Healthcare cost trend rate	—	—	—	—	7.00%		7.00%

(1)	Healthcare costs trend rates are assumed to increase by an annual rate of 10% in 2005, decreasing by 1% each year to 5% by 2010.
The principal long-term determinant of a portfolio’s investment return is its asset allocation. The Guidant Retirement Plan allocation is heavily weighted towards growth assets (90%) versus fixed income (10%). In addition, active management strategies have added value relative to passive benchmark returns. The expected long-term rate of return assumption is based on the mix of assets in the plan, the long-term earnings expected to be associated with each asset class, and the additional return expected through active management. This assumption is periodically benchmarked against peer plans.
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans. The assumed healthcare cost trend rate can have a significant effect on the amounts reported for healthcare plans. A one-percentage point change in assumed healthcare cost trend rates does not significantly impact the service cost, interest cost or projected benefit obligation disclosed for the Healthcare Retirement Benefit Plan.
The Guidant Retirement Plan weighted average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003

Equity and equity-like securities	67%	77%
Debt securities	10%	9%
Real Estate	1%	2%
Other	22%	12%

Total	100%	100%

The allocation strategy for the Guidant Retirement Plan comprises approximately 85% to 95% growth investments and 5% to 15% fixed-income investments. Within the growth investment classification, the plan asset strategy encompasses equity and equity-like instruments that are expected to represent approximately 75% of the Company’s plan asset portfolio of both public and private market investments. The largest component of these equity and equity-like instruments is comprised of public equity securities that are well diversified and invested globally in small-to-large companies. The remaining portion of the growth investment

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
classification is represented by other alternative growth investments. The alternative assets, comprised of real estate, private market and hedge fund instruments provide an important source of diversified, value-added return.
Certain employees outside the US participate in retirement plans maintained by the Company. Expenses for the employees participating in these plans have not been included in the preceding table. Expenses attributable to the employees at these locations are included in the results of operations and totaled $10.7 million, $11.4 million and $6.5 million in 2004, 2003 and 2002.

Note 12 —	Segment Information
The Company manages its business on the basis of one reportable segment: the development, manufacture and marketing of therapeutic medical technologies for the treatment of cardiovascular and vascular diseases. Guidant’s chief operating decision makers use consolidated results to make operating and strategic decisions. See Item 1 for a brief description of the Company’s business.
Geographic Information

	2004	2003	2002

Net Sales(1):
US	$2,525.1	$2,474.2	$2,197.5
International	1,240.5	1,170.6	923.4

	$3,765.6	$3,644.8	$3,120.9

(1) Revenues are attributed to countries based on location of the customer.

	2004	2003

Property and Equipment, Net:
US	$721.6	$660.8
International	87.3	88.3

	$808.9	$749.1

Classes of Similar Products

	2004	2003	2002

Net Sales:
Implantable defibrillator systems	$1,763.5	$1,488.7	$1,006.8
Pacemaker systems	719.5	683.5	636.6
Coronary stent systems	538.1	843.7	920.9
Angioplasty systems	452.5	423.6	390.8
Cardiac surgery, biliary, peripheral and carotid systems	292.0	205.3	165.8

	$3,765.6	$3,644.8	$3,120.9

No single customer represented more than 10% of the Company’s consolidated sales.

Note 13 —	Financial Instruments
In the normal course of business, operations of the Company are exposed to fluctuations in currency values and short-term interest rates. The Company’s objective is to reduce earnings volatility associated with these

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
fluctuations to allow management to focus on core business issues. Accordingly, the Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company’s derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.
Foreign Exchange Risk Management A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies (principally the currencies of Europe and Asia). The US dollar value of transactions denominated in foreign currencies fluctuates as the US dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward contracts with major financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily cross-border sales of inventory. These contracts also hedge intercompany loans, payables and receivables. The Company’s foreign exchange contracts do not subject it to material risk due to exchange rate movements, because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged.
No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the foreign exchange contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. In 2004, expense of approximately $5.0 million was recognized into earnings within cost of products sold for forward exchange contracts on Japanese yen determined to be ineffective. The hedges were deemed ineffective due to sales in Japan being less than originally expected. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2003 and 2002. Unrealized losses on foreign exchange contracts, net of taxes, of ($33.8) million, ($27.0) million and ($14.4) million were included as a component of accumulated other comprehensive income in 2004, 2003 and 2002. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings by December 2006.
Interest Rate Risk Management The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. The Company’s debt is composed of fixed-rate, long-term notes and variable-rate, short-term bank borrowings. Guidant manages this risk by using interest rate swap agreements to convert fixed-rate debt to variable-rate debt. The Company had interest rate swap agreements outstanding with a notional amount of $350.0 million at December 31, 2004 and 2003. Accordingly, interest rate fluctuations impact the fair value of the interest rate swap agreements, with an offsetting change to long-term notes. The fair value of the interest rate swap agreements was recorded within “Sundry” and “Other Noncurrent Liabilities” on the consolidated balance sheets.
Concentrations of Credit Risk Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, foreign exchange contracts, trade receivables and interest rate swap agreements. The Company maintains cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions or in high-credit quality commercial paper. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with maturities of three months or less. These investments consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Hospitals and other healthcare providers account for a substantial portion of the trade receivables. Collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of customers to which it grants credit terms in the normal course of business.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.
Financial Instruments The fair value of cash and cash equivalents, short-term investments, receivables and short-term debt approximate their carrying value due to their short-term maturities. The cost and estimated fair values of the Company’s other significant financial instruments are as follows:

	2004		2003

	Cost	Fair Value	Cost	Fair Value

ASSETS:
Available-for-sale securities	$0.5	$0.2	$0.5	$0.2
Held-to-maturity securities	0.2	0.2	0.1	0.1
Other investments	81.1	81.1	54.8	54.8

LIABILITIES:
Long-term notes	$352.0	$360.1	$355.7	$374.2
Foreign exchange contracts	—	33.4	—	46.8

Interest rate swap agreements	—	$2.7	—	$6.9
The Company determines fair values primarily based on quoted market values, when available. However, many of the Company’s investments have no quoted market prices and are accounted for on the cost basis. To determine if these investments are impaired, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the original fair value (an “impairment indicator”). The Company does not engage a valuation firm to calculate fair value since these investments are not considered material to the Company’s financial position. The fair value of long-term debt was based on the current market rates for debt of similar maturity. The estimated fair values of foreign exchange contracts and interest rate swap agreements were calculated using pricing models used widely in financial markets and included all foreign exchange contracts regardless of hedge designation. The estimates presented on long-term financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

Note 14 —	Discontinued Operations
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
In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation. (See Note 16.)

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.
At December 31, 2004 and 2003, there were $0.9 million and $36.5 million in assets and $23.9 million and $23.9 million in liabilities related to discontinued operations. Assets are primarily comprised of accounts receivable, inventory and property, plant and equipment. Liabilities primarily include accruals for severance, product returns, ANCURE-related settlements and lease commitments. Net loss from discontinued operations includes charges related to the impairment of certain long-lived assets, inventory write-downs, customer returns, ANCURE-related settlements, employee severance and facility costs. Loss from discontinued operations before income taxes for the year ended December 31, 2004 primarily includes charges of $37.9 million for estimated ANCURE-related settlements, write down of long-lived assets to fair value, severance related charges and recording inventory and accounts receivable at net realizable value. Loss from discontinued operations before income taxes for the year ended December 31, 2003, includes a $62.4 million charge for the agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA (See Note 16), a charge of $37.9 million, primarily related to the write down of long-lived assets to fair value, severance-related charges and recording inventory and accounts receivable at net realizable value and a gain of $20.0 million for a payment from Cook in exchange for granting a covenant not to sue related to Cook’s manufacture and distribution of Cook’s endovascular graft products.
The following summarizes financial information for discontinued operations:

	2004	2003	2002

Net sales	$9.6	$72.2	$118.7
Loss from discontinued operations before income taxes	77.5	118.0	81.3
Net loss from discontinued operations	49.0	89.0	57.5

Note 15 —	Other Transactions
Litigation Litigation settlements for 2004 totaled $20.0 million and are described in Note 16. The Company recorded a $422.8 million net litigation charge in the second quarter of 2003. This charge was primarily due to an arbitration panel finalizing a ruling on August 19, 2003, that the Company’s MULTI-LINK DUET Coronary Stent System infringes certain claims under patents owned by Cordis. As a result, the Company made a payment of $425.0 million to Cordis in the fourth quarter of 2003. The Company accrued $425.0 million in that quarter based on the decision of an arbitration panel in a matter involving Cordis Corporation. That decision became final in the third quarter of 2003, with payment made in the fourth quarter of 2003. In 2002, the Company recorded a $137.1 million net litigation benefit primarily from a $158.2 million award plus interest and costs against Medtronic.
Guidant Foundation In 2004, the Company contributed $20.0 million to the Guidant Foundation. In 2002, the Company contributed $40.0 million. Guidant Foundation is a non-profit organization that has common management with Guidant. Guidant Foundation provides financial support and grants to non-profit organizations for charitable and educational programs that improve the quality of life for people who are at risk for or suffer from cardiovascular disease. Guidant Foundation also provides financial support to non-profit organizations in the communities where Guidant operates in the US. Contributions are made possible by the profits of Guidant; however, Guidant is not required to make contributions to the Guidant Foundation, except for amounts pledged. Amounts payable to Guidant Foundation at December 31, 2004 and 2003 were $36.0 million and $31.0 million.
Restructuring On July 21, 2004, Guidant’s Board of Directors approved a corporate-wide restructuring and realignment that included work force reductions, cessation of certain capital projects and contract termina-

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
tions, resulting primarily from the weakness in the metallic coronary stent market. The charge associated with this plan was $66.0 million and includes severance and benefits packages for affected employees of $42.7 million, expense associated with the accelerated vesting of stock-based compensation (stock options and restricted stock) for affected employees of $7.1 million, impairment of property, plant and equipment of $6.5 million, relocation expenses of $4.4 million, contract termination costs of $3.9 million and other related costs of $1.4 million. At December 31, 2004, a liability of approximately $7.9 million remains related to the 2004 restructuring. The liability primarily relates to severance and benefit packages yet to be paid.
Guidant’s Board of Directors approved a plan to restructure the biliary and peripheral product line operations in May 2002. A charge of $14.0 million was recorded, which includes the termination of Guidant’s involvement in certain peripheral product clinical trials, work force reductions, facility reductions and certain other related costs.
Cook Charge In July 2002, Guidant entered into an agreement to acquire Cook Group Incorporated (Cook) in a stock-for-stock transaction, subject to satisfaction of certain clinical and legal conditions relating to the ACHIEVEtm Drug Eluting Coronary Stent System. The clinical conditions included positive results from the US clinical study, DELIVER, which compared the paclitaxel-coated ACHIEVE Drug Eluting Coronary Stent System manufactured by Cook to Guidant’s MULTI-LINK PENTA Coronary Stent System. On January 2, 2003, the Company announced that a preliminary analysis of the clinical results indicated that the primary target vessel failure (TVF) endpoint of the study would not be met, although there was a trend toward improvement in TVF in the treatment arm of the study. Based on this information, the conditions outlined in the merger agreement with Cook were not expected to be satisfied and the merger agreement was subsequently terminated in January 2003. A $60.6 million charge was recorded in 2002 relating to a $50.0 million termination fee plus accrued interest, $6.6 million non-saleable, non-returnable Cook inventory and $3.8 million of other merger-related expenses.

Note 16 —	Contingencies
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
Losses in the matters below generally are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded material reserves, individually or in the aggregate, for these matters. While the liability of the Company in connection with the claims cannot be estimated with any certainty, the outcome of these legal proceedings is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations for that period. While the Company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the Company may in the future incur material judgments or enter into material settlements of claims. Product liability insurance remains available to the Company on terms consistent with

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
those available in prior periods. However, like many of its industry peers, the Company has elected to increase substantially the degree to which it self-insures for product liability exposures. The decision does not affect coverage with respect to claims made under previous policies.
On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of its balloon-expandable coronary and peripheral stents infringe the Boneau patents owned by Medtronic Vascular. The suit is consolidated with a suit by ACS alleging infringement by Medtronic Vascular of the Company’s Lau stent patents. The Medtronic Vascular complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic Vascular is seeking injunctive relief, co-ownership of the Lau patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic Vascular are invalid. This suit is one of a number of suits brought by Medtronic Vascular under the Boneau patents against most substantial participants in the stent business. The allegations made by Medtronic Vascular are wide-ranging and cover the Company’s stent products broadly. Accordingly, while potential liability cannot be estimated with any certainty, an adverse outcome could have a material impact on results of operations or consolidated financial position. On January 5, 2005, the court issued its opinion on claim construction of both the Boneau and Lau patents and decided a number of summary judgment motions filed by both parties. Among these decisions, the court ruled: Guidant’s stents do not infringe the Boneau patents; Medtronic’s state law claims regarding alleged misappropriation of trade secrets were time-barred due to the statute of limitations; and Mr. Boneau was not an inventor of the Lau patents. Medtronic has indicated that it will seek to appeal these decisions. A trial in the first quarter of 2005 will address whether Medtronic products infringe the Lau patents, and the validity of the asserted claims of the Lau patents.
On June 15, 2000, Medtronic filed a declaratory judgment action against the Company and its Cardiac Pacemakers, Inc. (CPI) subsidiary in the District Court for Minnesota requesting that the court rule that Medtronic does not infringe certain of CPI’s patents for atrial fibrillation technology or that the patents are not valid. Subsequently, the Company asserted additional patents related to atrial fibrillation technology against Medtronic in the same court. On November 29, 2004, the parties resolved this dispute to their mutual satisfaction. As part of the settlement, Medtronic made a one-time payment to the Company of $20.0 million.
On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude, filed suit against the Company’s subsidiaries, CPI and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motions, the case was transferred to the District Court for Minnesota and stayed in October 2003 pending reexamination of two of the patents. The parties stipulated to lift the stay in October 2004. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled into late 2006.
On April 14, 2003, Medinol Ltd. (Medinol) filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA, MULTI-LINK PENTA and MULTI-LINK VISION Coronary Stent Systems infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. Pretrial matters are scheduled through 2005.
On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc., had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been notified of additional claims and served with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
outstanding approximately forty suits, and more suits are likely to be filed. The cases generally allege the plaintiff suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce the Company’s exposure with respect to ANCURE claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.
Also following the EVT plea, the Company was served with securities class action and shareholder derivative complaints relating to the ANCURE System. A consolidated securities class action, naming as defendants the Company, EVT and certain of their current and former officers, was filed in the Southern District of Indiana. Generally, it alleged that during all or a portion of the period from June 23, 1999, through June 12, 2003, public statements by the Company relating to the ANCURE System were false and misleading. Damages were sought on behalf of persons who purchased or otherwise acquired Company shares during that period. On November 8, 2004, the court dismissed the plaintiffs’ complaint. Plaintiffs filed an amended complaint on December 23, 2004, which defendants again moved to dismiss. On February 11, 2005, the court approved the parties’ stipulation to dismissal of the case with prejudice and without payment by the Company.
The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court suits have been stayed in favor of the federal action. The Company has filed a motion to dismiss the federal action, which motion is fully briefed. In connection with the briefing, the court certified an issue to the Indiana Supreme Court relating to the plaintiff’s obligation to make a demand on the Company’s Board of Directors before filing a lawsuit. The parties are awaiting a ruling on the certified issue.
On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company, and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope and a bench trial was held in November, 2004.
On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe the ‘119 patent, described in the prior paragraph. Pretrial matters are scheduled into 2006.
On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter. In the Company’s complaint, as amended, CPI and GSC allege that St. Jude’s Quicksite over-the-wire pacing lead infringes US Patent No. 5,755,766/ Reexamination Certificate No. 5,755,766 C1. Pretrial matters are scheduled into 2006.
On February 24, 2004, the Company entered into an agreement with J&J to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, Boston Scientific sued J&J in the US District Court for the District of Delaware alleging that the CYPHER stent infringes certain patents owned or licensed by

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Boston Scientific. On March 16, 2004, Boston Scientific filed an amended complaint adding the Company as a defendant. Under the terms of the agreement with J&J, J&J is required to indemnify the Company.
Anna Mirowski, Lilly and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that US Patent No. 4,407,288 (‘288 Patent), which was licensed to CPI and expired in December 2003, was valid and infringed by St. Jude’s defibrillator products. In February 2002, the District Court reversed the jury’s findings. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity, and remanded the matter for a new trial on infringement and damages. St. Jude’s request for additional Federal Circuit review was denied, and the case has been sent back to the District Court for further proceedings.
On December 8, 2004, Scimed Life Systems, Inc. (Scimed), a subsidiary of Boston Scientific, filed suit against the Company and the Company’s subsidiaries, ACS and GSC, in the District of Minnesota alleging that ACS and GSC have infringed three of Scimed’s patents covering various features of embolic protection systems. Scimed is seeking injunctive relief, monetary damages and attorney fees.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 17 — Selected Quarterly Information (Unaudited)
The following table summarizes the Company’s operating results by quarter:

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First

Net sales	$968.2	$924.5	$938.8	$934.1	$940.2	$920.1	$926.6	$857.9
Cost of products sold	232.0	228.7	234.6	226.3	231.4	216.4	224.5	205.1

Gross profit	736.2	695.8	704.2	707.8	708.8	703.7	702.1	652.8
Research and development	117.2	124.4	136.8	137.6	132.1	140.7	129.4	112.8
Purchased in-process research and development	—	—	73.0	26.8	—	35.2	12.0	36.5
Sales, marketing and administrative	296.1	282.1	298.1	314.7	322.7	300.1	297.2	269.0
Interest, net	(4.7)	(2.5)	(0.2)	(1.0)	(1.2)	(1.2)	(2.5)	(1.4)
Royalties, net	12.8	12.6	12.5	12.1	14.8	15.9	15.7	13.3
Amortization	8.0	7.7	7.7	7.3	8.9	5.2	3.3	3.2
Other, net	6.9	5.3	6.4	2.5	2.3	(0.3)	0.4	5.3
Litigation, net	(20.0)	—	—	—	—	—	422.8	—
Foundation contribution	20.0	—	—	—	—	—	—	—
Restructuring charge	—	66.0	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes	299.9	200.2	169.9	207.8	229.2	208.1	(176.2)	214.1
Income taxes	176.2	39.5	34.3	54.8	29.7	62.9	(94.4)	57.7

Income (loss) from continuing operations	123.7	160.7	135.6	153.0	199.5	145.2	(81.8)	156.4
Income (loss) from discontinued operations, net of income taxes	(19.2)	(7.1)	(9.1)	(13.6)	5.4	(16.1)	(15.3)	(63.0)

Net income (loss)	$104.5	$153.6	$126.5	$139.4	$204.9	$129.1	$(97.1)	$93.4

Earnings per share-basic
Income (loss) from continuing operations	$0.39	$0.51	$0.44	$0.50	$0.65	$0.47	$(0.27)	$0.52
Income (loss) from discontinued operations, net of income taxes	(0.06)	(0.02)	(0.03)	(0.05)	0.02	(0.05)	(0.05)	(0.21)

Net income (loss)	$0.33	$0.49	$0.41	$0.45	$0.67	$0.42	$(0.32)	$0.31

Earnings per share-diluted
Income (loss) from continuing operations	$0.38	$0.50	$0.42	$0.48	$0.63	$0.46	$(0.27)	$0.51
Income (loss) from discontinued operations, net of income taxes	(0.06)	(0.02)	(0.03)	(0.04)	0.02	(0.05)	(0.05)	(0.21)

Net income (loss)	$0.32	$0.48	$0.39	$0.44	$0.65	$0.41	$(0.32)	$0.30

Weighted average common shares outstanding
Basic	316.06	312.70	310.91	308.48	306.07	306.64	304.52	303.20
Diluted	325.56	320.68	320.15	318.56	315.33	314.96	304.52	308.03
Common stock prices
High	$74.20	$66.87	$69.50	$73.70	$60.53	$52.04	$45.75	$37.95
Low	$62.05	$49.95	$51.50	$59.39	$44.95	$43.00	$34.59	$28.89
All financial information reflects the AAA and GALILEO product lines and Brazil Operations as discontinued operations.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Guidant Corporation
We have audited the accompanying consolidated balance sheets of Guidant Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guidant Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guidant Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2005 expressed an unqualified opinion thereon.
/S/     Ernst & Young LLP
Indianapolis, Indiana
February 8, 2005

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
There was no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
Management’s Report on Financial Statements
The management of Guidant Corporation is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US and include amounts based on judgments and estimates by management.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal accounting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. An internal audit staff regularly monitors, on a worldwide basis, the adequacy and effectiveness of internal accounting controls.
In addition to the system of internal accounting controls, management maintains corporate policy guidelines that help monitor proper overall business conduct, possible conflicts of interest, compliance with laws and confidentiality of proprietary information. The guidelines are documented in the Guidant Code of Business Conduct and are reviewed on a periodic basis with members of management worldwide.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Audit Committee Oversight
The Audit Committee of the Board of Directors, consisting solely of outside directors, appoints the independent auditors and receives and reviews the reports submitted by them. The Audit Committee meets several times during the year with management, the internal auditors and the independent auditors to discuss audit activities, internal controls and financial reporting matters. The internal auditors and the independent auditors have full and free access to the Audit Committee.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Guidant Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Guidant Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guidant Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Guidant Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Guidant Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guidant Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Guidant Corporation and our report dated February 8, 2005 expressed an unqualified opinion thereon.
/S/     Ernst & Young LLP
Indianapolis, Indiana
February 8, 2005

ITEM 9B	Other Information
None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
The Company’s annual meeting of shareholders for 2005 has been postponed due to the pending merger with Johnson & Johnson. If the merger remains unconsummated into late 2005, an annual shareholders meeting will be scheduled at a later date.
Directors
The following individuals serve as members of the Company’s Board of Directors. Except as otherwise indicated, primary affiliations for the past five years are as listed below.

James M. Cornelius Age: 61 Director from 1994	Non-executive chairman of the Company’s board
Other boards: Bristol-Myers Squibb Company, Chubb Corporation, Given Imaging Ltd., The DIRECTV Group, Inc. and The National Bank of Indianapolis Corporation

Maurice A. Cox, Jr. Age: 54 Director from 1995	Retired president and chief executive officer of The Ohio Partners, LLC (venture capital)

Nancy-Ann Min DeParle Age: 48 Director from 2001	Senior advisor, J.P. Morgan Partners, LLC and adjunct professor, The
Wharton School, University of Pennsylvania; previously administrator of the Health Care Financing Administration (now the Centers for Medicare and Medicaid Services) (1997-2000)
Other boards: Accredo Health Incorporated, Cerner Corporation, DaVita, Inc. and Triad Hospitals, Inc.

Ronald W. Dollens Age: 58 Director from 1994	President and chief executive officer of the Company Other boards: Beckman Coulter Corporation and Kinetic Concepts, Inc.

Enrique C. Falla Age: 65 Director from 1995	President of Falla, Smith & Associates, Inc. (business and financial consulting); previously senior consultant, executive vice president, and chief financial officer of Dow Chemical Company (1991-2000)

Michael Grobstein Age: 61 Director form 1999	Retired vice chairman of Ernst & Young LLP and vice chairman of Ernst & Young International Other board: Given Imaging Ltd.

Kristina M. Johnson Age: 47 Director from 2004	Dean of the Pratt School of Engineering at Duke University Other boards: The AES Corporation, Minerals Technology Corporation and Dycom Industries, Inc.

J.B. King Age: 75 Director from 1994	Counsel to the law firm of Baker & Daniels (which provides legal services to the Company representing less than one percent of the revenues of Baker & Daniels); previously, vice president and general counsel of the Company (through 2000)

J. Kevin Moore Age: 50 Director from 1995	Vice president and managing partner of Arbor Group, LLC (healthcare consulting); previously senior vice president for strategic planning for Advanced Medical Productions (through 2003) and senior vice president and chief operating officer of the Carolinas Medical Center (through 2000)

Mark Novitch, MD Age: 72 Director from 1995	Retired vice chairman of the board and chief compliance officer of The Upjohn Company (pharmaceuticals) Other boards: Alteon, Inc., Kos Pharmaceuticals, Inc. and Neurogen Corporation

Jack A. Shaw Age: 66 Director from 2004	Retired president, chief executive officer and a director of Hughes Electronics Corporation (digital television entertainment and broadband satellite)
Other boards: Globecomm Systems, Inc. and XM Satellite Radio, Inc.

Eugene L. Step Age: 76 Director from 1995	Retired executive vice president and president of the pharmaceutical division of Eli Lilly and Company and member of its executive committee and board of directors
Other boards: Cell Genesys, Inc. and Ceregene, Inc.

Ruedi E. Wäger, PhD Age: 61 Director from 1995	Retired president and chief executive officer of Aventis Behring LLC (blood plasma and therapeutic proteins) and member of its board of directors Other boards: Alexion Pharmaceuticals, Inc.

August M. Watanabe, MD Age: 63 Director from 2001	Retired executive vice president, science and technology, of Eli Lilly and Company and member of its executive committee and board of directors
Guidant’s business is managed under the board’s direction. Under the board’s corporate governance guidelines, the independent directors annually elect a non-executive chairman to lead the board. A portion of each board meeting is held in executive session, with the chairman presiding.
You can contact the full board, its non-executive chairman, or the independent directors as a group or any of the directors by writing to Guidant Corporation, Secretary, PO Box 44906, Indianapolis, IN 46244. All communications will be compiled by the secretary and submitted to the addressees on a periodic basis.
Guidant’s board is predominantly independent. Guidant’s board annually evaluates the independence of its members. A director will not qualify as independent unless the board affirmatively determines that the director has no material relationship with the Company. In making its determination, the board considers business, charitable and other relationships (including, without limitation, each of the matters identified under “Transactions with Directors and Executive Officers”) under the standards provided in the board’s Corporate Governance Guidelines. The guidelines reflect the requirements of the NYSE and the Company’s Code of Business Conduct.
As a Fortune 500 company, Guidant has relationships with many leading business and professional entities. Qualified candidates for the board (or their immediate family members) are often associated in some way with these leading entities. The board uses the standards mentioned above to evaluate the significance of any relationships. Applying the NYSE rules, for example, the board will not find a director to be independent if the director or an immediate family member of the director in the prior three years was an executive officer of Guidant, was affiliated with Ernst & Young LLP, or had other relationships with Guidant as specified in applicable NYSE listing standards. On the other hand, a director’s independence generally will not be viewed as impaired by relationships permissible under the NYSE guidelines, such as payments to a company where the director is employed that do not exceed the greater of $1 million or 2% of that company’s consolidated gross revenues.
Under these standards, the board concluded that a majority of the board is independent. All board members other than Messrs. Dollens and King were found to be independent. Each member of the Audit, Management Development and Compensation and Corporate Governance Committees is an independent director under applicable NYSE listing standards.

Guidant’s board has determined that at least one member of the Audit Committee, the committee chair, Mr. Grobstein, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission (SEC) in furtherance of Section 407. As described above, Mr. Grobstein is an independent director. The remaining members of the Audit Committee are Messrs. Cox, Falla and Moore.
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors subsequent to the disclosure of such procedures incorporated in the Company’s previous annual report.
Executive Officers
The following executive officers serve at the pleasure of the board. Service dates include service with Eli Lilly and Company.

	Age	Title/Service

Ronald W. Dollens	58	President and Chief Executive Officer (1994) Company service from 1972
Guido J. Neels	57	Chief Operating Officer (2004) Company service from 1982
Mark C. Bartell	44	President, Sales Operations (2000) Company service from 1985
Keith E. Brauer	56	Vice President, Finance and Chief Financial Officer (1994) Company service from 1974
Maria Degois-Sainz	39	President, Cardiac Surgery (2003) Company service from 1989
Bernard E. Kury	66	Vice President and General Counsel (2004) Company service from 2004; previously a partner with Dewey Ballantine from 1971
Ronald K. Lattanze	41	President, Endovascular Solutions (2005) Company service from 1996
Beverly H. Lorell, MD	55	Vice President, Chief Medical and Technology Officer (2004) Company service from 2004; also serves as professor of medicine at Harvard Medical from 1999
Roger Marchetti	47	Vice President, Human Resources (2002) Company service from 1988
Peter J. Mariani	41	Vice President, Corporate Controller and Chief Accounting Officer (2002) Company service from 1994
William F. McConnell, Jr.	55	Vice President and Chief Information Officer (1998) Company service from 1998
R. Frederick McCoy, Jr.	48	President, Cardiac Rhythm Management (2000) Company service from 1981
Dana G. Mead, Jr.	45	President, Vascular Intervention (2003) Company service from 1992
Ronald N. Spaulding	41	President, Europe, Middle East, Africa and Canada (2002) Company service from 1994

ITEM 11.	Executive Compensation
Director Compensation
Directors who are not employees of Guidant receive compensation for board service. The arrangements include an annual cash retainer of $36,000 and an option to purchase 10,000 shares for all members except the non-executive chairman, who receives $400,000 and an option to purchase 24,000 shares. Mr. King also received in 2004 an additional grant of options on 7,500 shares for service on the Company’s international advisory boards. For any meetings held outside of the six regularly scheduled board meetings, directors also receive $3,000 for each in-person board or committee meeting, $1,000 if telephonic. Committee chairs receive $10,000 annually, except for the chairs of the Audit Committee and the Compliance Committee, who receive $15,000. The Company also provides a maximum of $5,000 annually provided as a match to a director’s contributions to qualified educational institutions.
The options granted as part of the annual retainer have an exercise price set at the fair market value on the date of the grant, have a ten-year term and typically vest approximately one year from the grant date. The annual grants are made pursuant to the 1996 Non-Employee Director Stock Option Plan.
Executive Compensation
The following tables provide compensation information for Guidant’s chief executive officer, each of the four next most highly compensated executive officers and Mr. A. Jay Graf, who ceased to serve as an executive officer during 2004 (the “named executive officers”).
Summary Compensation Table

		Annual Compensation			Long-Term Compensation(1)

						Number of
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options	All Other
Name and Principal Position	Year	Salary	Bonus(2)	Compensation(3)	Awards(4)	Granted(5)	Compensation(6)

Ronald W. Dollens	2004	$735,012	$0	$20,511	$801,497	109,350	$81,545
President and Chief	2003	700,008	437,500	10,000	2,500,560	0	84,252
Executive Officer	2002	618,000	1,050,000	19,399	0	0	77,279
A. Jay Graf	2004	448,584	0	10,000	334,483	45,650	45,374
Former Group Chairman,	2003	427,212	187,500	11,712	1,232,915	0	45,321
Office of the President	2002	406,860	437,500	16,259	0	0	41,641
Guido J. Neels	2004	507,748	0	41,662	1,585,243	45,650	123,596
Chief Operating Officer	2003	427,212	187,500	226,016	1,232,915	0	114,177
	2002	325,717	262,500	27,130	0	0	0
Keith E. Brauer	2004	372,329	0	21,777	1,236,403	22,000	33,571
Vice President, Finance and	2003	340,680	125,000	10,000	916,872	0	30,838
Chief Financial Officer	2002	324,456	262,500	10,000	0	0	33,263
R. Frederick McCoy, Jr.	2004	335,973	0	10,913	1,486,555	22,000	28,076
President, Cardiac Rhythm	2003	281,196	125,000	9,254	916,872	0	23,810
Management	2002	267,804	262,500	11,847	0	0	22,192
Dana G. Mead, Jr.	2004	335,973	0	22,792	1,486,555	22,000	22,949
President,	2003	271,221	125,000	536,787	916,872	0	22,311
Vascular Intervention	2002	240,588	218,750	585,986	0	0	17,529

(1)	No long-term incentive plan payouts were made and no stock appreciation rights were granted.

(2)	Represents amounts awarded in cash as annual bonus.

(3)	For Mr. Neels in 2003 and Mr. Mead in 2002 and 2003, consists primarily of relocation allowances and related tax equalization.

(4)	The number of restricted shares held by the named executive officers at December 31, 2004, and the value of the shares on that date (based upon a closing stock price of $72.10 per share) were as follows: Mr. Dollens, 84,700 shares, $6,106,870; Mr. Graf, 40,800 shares, $2,941,680; Mr. Neels, 61,800 shares,

$4,455,780; Mr. Brauer, 46,700 shares, $3,367,070; Mr. McCoy, 50,900 shares, $3,669,890; and Mr. Mead, 50,900 shares, $3,669,890. Dividends are paid on restricted shares. Restricted shares generally vest at least three years from the date of grant; however, a May 17, 2004 grant of 12,600 shares to Mr. Brauer is subject to two-year cliff vesting, and restricted shares are subject to earlier vesting upon a change in control, death, disability or retirement. For purposes of accelerated vesting of equity as described in these compensation tables, a “change in control” includes approval of a transaction by the shareholders of the Company, such as the pending merger with J&J, that would result in the Company’s existing shareholders holding less than 50% of the voting shares of the surviving entity.

(5)	Options to acquire Guidant common shares.

(6)	Contributions by Guidant to the executive’s account in the ESSOP and Excess Savings Plan and above-market interest earned on any portion of the annual bonus deferred at an officer’s election. Mr. Neels receives a supplemental payment under the Excess Savings Plan to offset the effects of changes in his pension benefits flowing from his relocation from Belgium.
Option Shares Granted in 2004

Individual Grants(1)

	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise Price		Grant Date
	Options	Employees	per		Present
Name	Granted	in Year	Share(2)	Expiration Date	Values(3)

Ronald W. Dollens	109,350	3.04%	$63.11	4/1/14	$2,065,621
A. Jay Graf	45,650	1.27%	$63.11	4/1/14	862,329
Guido J. Neels	45,650	1.27%	$63.11	4/1/14	862,329
Keith E. Brauer	22,000	0.61%	$63.11	4/1/14	415,580
R. Frederick McCoy, Jr.	22,000	0.61%	$63.11	4/1/14	415,580
Dana G. Mead, Jr.	22,000	0.61%	$63.11	4/1/14	415,580

(1)	Stock appreciation rights were not granted during 2004.

(2)	Represents the fair market value of Guidant’s shares on the date of grant. One-third of the grant will become exercisable on each of April 1, 2005, 2006 and 2007, or earlier upon a change in control, death, disability or retirement.

(3)	Per SEC regulations, these values were established using the Black-Scholes stock option valuation model. The value ultimately realized, if any, will depend on the amount by which the market price of the stock exceeds the exercise price on the date of exercise.

Assumptions used to calculate the Grant Date Present Value of these option shares include:

(a)	Expected Volatility — The average variance in the percent change in monthly closing stock price of 36.70% from April 1999 to March 2004.

(b)	Risk Free Rate of Return — The assumed rate for a US Treasury obligation having a term of 5 years during the month of grant based on the actual US Treasury rates as published in the Federal Reserve Statistical Release, which was 3.39%.

(c)	Time of Exercise — The expected average actual option term, which was 5 years.

(d)	Turnover — The expected turnover rate for executives who receive stock options, which is 10%.

(e)	Dividend Yield — The expected dividend yield was 0.72%.

Aggregated Option Shares Exercised in 2004 and 2004 Year-End Values

			Number of Securities
	Number of		Underlying Unexercised		Value of Unexercised In-the-
	Shares		Options at Year End		Money Options at Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald W. Dollens	70,000	$3,747,653	2,133,404	109,350	$85,565,602	$983,057
A. Jay Graf	150,000	7,527,750	776,000	45,650	24,776,490	410,394
Guido J. Neels	80,956	3,764,049	498,000	45,650	17,063,245	410,394
Keith E. Brauer	160,000	9,191,600	691,000	22,000	21,999,390	197,780
R. Frederick McCoy, Jr.	108,000	3,405,780	510,000	22,000	14,359,300	197,780
Dana G. Mead, Jr.	163,000	3,954,790	241,000	22,000	7,541,820	197,780

(1)	No stock appreciation rights were outstanding during 2004. Represents the amount by which the market price of Guidant’s shares exceeded the exercise prices of unexercised options on December 31, 2004.
Retirement Plans
Pension Plan Table

Average Annual Earnings	Estimated Annual
(Highest 5 of Last 10 Years)	Benefit(1)

$375,000	$167,173
525,000	238,324
675,000	309,475
825,000	380,625
975,000	451,776
1,125,000	522,927
1,275,000	594,078
1,425,000	665,228
1,575,000	736,379
1,725,000	807,530
1,875,000	878,681

(1)	Assuming the named executive officer is age 65 upon retirement, the estimated annual benefit will not vary with years of service.
Certain executive officers of Guidant participate in one or both of two defined benefit pension plans that Guidant established: the Guidant Retirement Plan (the Retirement Plan) and the Guidant Excess Benefit Plan–Retirement (the Excess Plan). The Retirement Plan is a tax-qualified plan that determines benefits under a formula that takes into account a participant’s years of service and average annual earnings through the date of Guidant’s split-off from Lilly in September 1995. The Excess Plan is a non-qualified plan that supplements the Retirement Plan to provide a total pension benefit based on the Lilly Retirement Plan benefit formula (but without proration for years of service less than 35) and the participant’s total years of service and average annual earnings with Guidant and Lilly. (This benefit is determined without regard to certain limitations applicable to tax-qualified benefits under the Internal Revenue Code.) Pension benefits earned under this formula are illustrated in the above Pension Plan Table. The enhanced benefit provided by the Excess Plan is offset by (a) any benefits payable to the participant under the Retirement Plan and the Lilly pension plans and (b) the portion of the participant’s benefits under The Guidant Employee Savings and Stock Ownership Plan (ESSOP) and The Guidant Excess Benefit Plan — Savings (Excess Savings Plan) attributable to Guidant’s Retirement ESOP contributions.

The named executive officers other than Mr. Neels and Mr. Mead are entitled to receive retirement benefits under the Retirement Plan. Mr. McCoy has frozen benefits under the Retirement Plan based on his earnings and years of service with Guidant and Lilly prior to September 25, 1995. His expected annual benefits, expressed as a life annuity beginning at age 65, are $34,100.
Messrs. Dollens, Graf and Brauer are entitled to receive retirement benefits under both the Retirement Plan and the Excess Plan. The Pension Plan Table sets forth a range of annual retirement benefits for graduated levels of average annual earnings (consisting of Salary and Bonus as set forth in the Summary Compensation Table) assuming retirement at age 65 with a 50% survivor income benefit. (The Excess Plan provides Messrs. Dollens, Graf, and Brauer with a subsidized 100% survivor annuity.) As noted above, however, the amounts payable to the retired employee under the Excess Plan are reduced for benefits attributable to Guidant Retirement ESOP contributions to the ESSOP and the Excess Savings Plan and amounts payable under the Retirement Plan and Lilly pension plans. The amounts shown in the table are not subject to reduction for Social Security benefits.
Prior to becoming Chief Operating Officer, Mr. Neels served Guidant as president, Europe, Middle East, Africa and Canada. He did not participate in the domestic ESSOP; rather, he was covered by a pension program in Belgium. That program has been frozen, with contributions totaling approximately $176,000. The benefit (which will include interest at a Belgian statutory rate) is payable in a lump sum at age 65.
Change-In-Control Severance Pay Plan
Each of Guidant’s executive officers is a participant in Guidant’s Change In Control Severance Pay Plan for Select Employees, referred to in this filing as the change in control plan.
Under the change in control plan, upon a “change in control” of Guidant, an executive officer is entitled to severance payments and other benefits if the executive officer’s employment is terminated within two years following a change in control by the Company without “cause” or by the employee for “good reason” (each as defined in the change in control plan), or if the executive officer’s employment is terminated by the executive officer for any reason within the thirty-day period beginning on the one-year anniversary of a change in control (other than a change in control resulting from Guidant’s entering into a definitive agreement or Guidant’s board adopting a resolution relating to a change in control, each as further described below). Within fifteen days of the eligible termination, Guidant must pay the executive officer a single lump-sum cash payment equal to three times the sum of the executive officer’s annual base salary at the time of termination (or, if greater, at the time of the change in control) and the greater of the executive officer’s target incentive bonus for the year of the termination or the incentive bonus earned for the year immediately prior to the change in control.
Under the change in control plan, a “change in control” of Guidant is defined to occur upon a number of actions, including:

•	the acquisition by any person, directly or indirectly, of 20% or more of Guidant’s voting shares,

•	shareholder approval of certain business transactions, including transactions such as the merger with J&J,

•	Guidant’s entering into a definitive agreement which, if consummated, would result in a change in control, and

•	the Guidant Board of Directors adopting a resolution to the effect that a change in control has occurred.
Guidant’s entering into the merger agreement with J&J constituted a change in control under the change in control plan. Receipt of shareholder approval of the merger as well as the completion of the merger will each constitute a change in control for purposes of establishing the thirty-day period during which an executive officer may terminate his or her employment for any reason and be entitled to severance payments as described above.

If an executive officer’s employment terminates and he or she is entitled to receive severance payments under the change in control plan, the executive officer would also receive continued welfare benefits at the Company’s sole expense for three years following the date of termination at the level for which the executive officer was eligible at the time of the termination of employment or immediately prior to the change in control, whichever provides coverage more favorable to the executive officer, three years of additional age and service credit for pension purposes and the crediting of severance benefits as pensionable earnings pro-rata over the three-year severance period to the extent not already vested and exercisable, immediate acceleration of any stock options or other stock-based awards (to the extent not already accelerated under the terms of the Company’s equity plans in connection with shareholder approval of the merger), payment of any accrued bonus (or, if greater, the pro-rata target bonus for the year of the termination) and any deferred compensation (unless the obligation to pay such amounts is subject to payment under a grantor (i.e., “rabbi”) trust), outplacement services, and a gross-up for any “golden parachute” excise tax that may be payable by the executive under Section 4999 of the Internal Revenue Code, and any income and employment withholding taxes on the gross-up payment, with respect to the severance payments and other benefits due to the executive officer (whether under the change in control plan or otherwise).
Messrs. Dollens and Graf have indicated that they will decline the benefits that they otherwise may have received under the change in control plan.
In connection with the execution of the merger agreement, J&J and Guidant entered into letter agreements with Messrs. McCoy and Mead and four additional executive officers that modify each such executive officer’s rights and obligations under the change in control plan. The letter agreements modify the change in control plan definitions as follows: (i) the definition of “change in control” is amended to exclude from the definition the execution of a definitive agreement which, if consummated, would result in a change in control, and to exclude from the definition the adoption by Guidant’s Board of Directors of a resolution to the effect that a change in control has occurred, and the definition is further modified to provide that a change in control will occur upon consummation of certain business transactions, including transactions such as the merger, rather than upon shareholder approval of such transactions; (ii) the definition of “covered termination” is modified to eliminate the executive officer’s ability to receive change in control plan benefits upon a voluntary termination of employment for any reason (i.e., without “good reason”) during the thirty-day period beginning on the first anniversary of the merger; (iii) the definition of “good reason” is modified generally to limit the circumstances that will constitute good reason for termination of employment; and (iv) the definition of “cause” is modified generally to expand the circumstances that constitute cause for termination of employment.
Under the terms of each of the letter agreements, if the executive officer remains in continuous employment with the Company through the expiration of the two-year period immediately following consummation of the merger (for purposes of this paragraph, the “second anniversary”), he will receive a bonus in an amount equal to fifty percent of the cash severance payment that otherwise would have been payable in accordance with the terms of the change in control plan had a covered termination of employment occurred immediately following consummation of the merger (for purposes of this paragraph, the “first retention bonus”). If the executive officer remains in continuous employment with the Company following the second anniversary through the expiration of the three-year period immediately following consummation of the merger (for purposes of this paragraph, the “third anniversary”), he will receive an additional bonus in an amount equal to the first retention bonus (for purposes of this paragraph, the “second retention bonus”). In addition, if during the period commencing immediately following the second anniversary and ending on the third anniversary, the executive officer is involuntarily terminated by Guidant other than for cause (as such term is defined in the change in control plan, as modified by the letter agreement), the executive officer will be entitled to receive the second retention bonus following termination, plus the non-cash benefits that would have been otherwise payable pursuant to the change in control plan had such termination occurred during the two-year period immediately following consummation of the merger. Payment of the first and second retention bonuses is contingent upon execution of a general waiver and release of claims.
The letter agreements do not alter the provisions of the change in control plan that provide benefits upon a covered termination of employment (subject to the modifications of certain definitions under the change in control plan as described above) before the second anniversary of the merger. The letter agreements also provide that, if payment of the first or second retention bonus results in the imposition of an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the provisions of the change in control plan providing for additional payments in respect of such taxes will apply.
Pursuant to the letter agreements, Guidant also agrees prior to completion of the merger not to terminate the executive officers other than for cause (as such term is defined in the change in control plan, as modified by the letter agreements), except if such termination is effectuated prior to consummation of the merger in connection with a specified divestiture of assets. In addition, individuals who are parties to the letter agreements are not permitted to terminate their employment for good reason (as such term is defined in the change in control plan, as modified by the letter agreements) during the period prior to consummation of the merger.
Indemnification and Insurance
The Company’s merger agreement with J&J provides that all rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the effective time of the merger existing in favor of current or former directors or officers of Guidant under the Guidant articles of incorporation or bylaws will be assumed by the surviving corporation in the merger and will continue in full force and effect in accordance with their terms following completion of the merger.
The merger agreement also provides that for six years after the effective time of the merger, J&J will maintain directors’ and officers’ liability insurance for acts or omissions occurring at or prior to the effective time of the merger, covering each person who was, as of the date of the merger agreement, covered by Guidant’s directors’ and officers’ liability insurance, on terms no less favorable than those in effect as of the date of the merger agreement.
Transactions with Directors and Executive Officers
In November 2003, Guidant entered into an agreement to invest up to $500,000 in a technology accelerator company that is affiliated with Duke University, all of which has been invested to date. Dr. Johnson was a founder of the company and had served as the chair of the board of directors. Upon the closing of the investment round in which the company participated, Dr. Johnson resigned from the board and divested her equity interests without compensation pursuant to Duke University policy; however, she continues to serve as an ex officio member of the company’s board of directors.
In 2004, the son of director J.B. King became employed with the Company as a field clinical representative. Compensation for that portion of 2004 was approximately $60,000.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Directors’ and Executive Officers’ Ownership of Guidant Common Shares

Shares Owned Beneficially(1)

Keith E. Brauer	840,171
James M. Cornelius	1,557,000
Maurice A. Cox, Jr.	66,020
Nancy-Ann Min DeParle	20,500
Ronald W. Dollens	2,574,046
Enrique C. Falla	58,769
A. Jay Graf	1,005,084
Michael Grobstein	47,970
Kristina M. Johnson, Ph.D.	1,250
J.B. King	864,809
R. Frederick McCoy, Jr.	633,408
Dana G. Mead, Jr.	314,259
J. Kevin Moore	37,425
Guido J. Neels	712,941
Mark Novitch, M.D.	66,801
Jack A. Shaw	1,250
Eugene L. Step	74,426
Ruedi E. Wäger, Ph.D.	44,105
August M. Watanabe, M.D.	32,197
All directors and executive officers as a group (28 people)	10,226,095

(1)	Beneficial ownership is as of February 1, 2005. Each person listed owned less than 1% of the outstanding common shares of Guidant. All directors and executive officers as a group owned 3%. Unless otherwise indicated below, each person listed in the table possessed sole voting and investment power with respect to the shares. The shares shown include:

(a)	the following shares that may be purchased pursuant to stock options that are exercisable within 60 days of February 1, 2005: Mr. Brauer, 598,333; Mr. Cornelius, 1,082,000; Mr. Cox, 52,500; Ms. DeParle, 17,500; Mr. Dollens, 2,169,854; Mr. Falla, 46,500; Mr. Graf, 821,650; Mr. Grobstein, 44,500; Ms. Johnson, 1,250; Mr. King, 742,944; Mr. McCoy, 517,333; Mr. Mead, 248,333; Mr. Moore, 25,500; Mr. Neels, 513,216; Dr. Novitch, 52,500; Mr. Shaw, 1,250; Mr. Step, 62,500; Dr. Wäger, 18,000; Dr. Watanabe, 30,500; and all directors and executive officers as a group, 8,031,105.

(b)	the following shares (as to which the holders possess voting but not investment power) credited to the accounts of named executive officers under The Guidant Employee Savings and Stock Ownership Plan (the ESSOP) as of December 31, 2004: Mr. Brauer, 49,939; Mr. Dollens, 53,789; Mr. Graf, 41,102; Mr. McCoy, 26,855; Mr. Mead, 3,922; Mr. Neels, 679; and all executive officers as a group, 213,781.

(c)	the following restricted shares (as to which the holders possess voting but not investment power): Mr. Brauer, 46,700 shares; Mr. Dollens, 84,700; Mr. McCoy, 50,900; Mr. Mead, 50,900; Mr. Neels, 61,800; and all executive officers as a group, 506,967.

(d)	the following shares, as to which beneficial ownership is shared and/or disclaimed: Mr. Cornelius, 32,408 shares owned by the Cornelius Family Foundation, Inc. and Mr. Dollens, 50,000 shares owned by the Dollens Family Foundation, Inc.
Principal Holders of Guidant Common Stock
      To Guidant’s knowledge, based upon the named shareholders’ filings with the SEC on Schedule 13G, the following were the only beneficial owners of 5% or more of the outstanding common shares of Guidant as of December 31, 2004:

Name and Address	Number of Shares	Percent

Capital Research and Management Company(1) 335 Hope Street Los Angeles, CA 90071	19,419,100	6.1%
PRIMECAP Management Company(2) 225 South Lake Avenue #400 Pasadena, CA 91101	19,013,404	6.0%

(1)	According to Capital Research’s Schedule 13G filing with the SEC dated February 9, 2005, it has (a) sole voting power with respect to no shares and sole power to cause disposition of 19,419,100 shares and (b) shared voting and dispositive power with respect to no shares.

(2)	According to PRIMECAP’s Schedule 13G dated January 7, 2005, it has (a) sole power to cause the disposition of all such shares and sole voting power with respect to 17,094,512 shares and (b) shared voting and dispositive power with respect to no shares.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and NYSE. Executive officers, directors and beneficial owners with more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such reports and written representations from the Company’s executive officers and directors, the Company believes that its executive officers and directors complied with Section 16(a) filing requirements during 2004.
Code of Business Conduct
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

Equity Compensation Plan Information
The following provides information as of December 31, 2004 with respect to Company equity compensation plans — the 1994 Stock Plan, 1998 Stock Plan, 1996 Nonemployee Director Stock Plan and 2001 Employee Stock Purchase Plan.

Number of Securities
		Weighted-Average	Remaining Available for
	Number of Securities to	Exercise Price of	Future Issuance under
	be Issued upon Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)*

Equity compensation plans approved by security holders	36,334,000	$43.74	4,962,000
Equity compensation plans not approved by security holders	0	0	0

*	The shares available for future issuance as of December 31, 2004 included the following:

•	3,265,000 shares available for purchase by employees under the 2001 Employee Stock Purchase Plan (established pursuant to Section 423 of the Internal Revenue Code of 1986, as amended), which are not available for grant in any other form; and

•	1,697,000 shares available for issuance in the form of restricted stock grants under the 1994 Stock Plan, 1998 Stock Plan and 1996 Nonemployee Director Stock Plan and 1,500,000 shares available for issuance as performance share awards under the 1998 Stock Plan; provided that if such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.
ITEM 13. Certain Relationships and Related Transactions
See information under Item 10, “Transactions with Directors and Executive Officers”.
ITEM 14. Principal Accountant Fees and Services
Ernst & Young Fees
Guidant’s independent auditor fee pre-approval policy provides for an annual process through which the Audit Committee evaluates the nature and scope of the audit prior to the commencement of the audit. At the same time, the committee evaluates audit-related, tax and other services that are proposed, along with the anticipated cost of such services. The committee reviews schedules of specific services to be provided.
If other services are desired outside of this annual process, under the policy they may be pre-approved by the committee at a regularly scheduled meeting or by the chair, acting between meetings and reporting back to the committee at the next scheduled meeting.
It has been Guidant’s practice for many years to require Audit Committee pre-approval of services by the independent auditors. All services for 2004 were pre-approved pursuant to the Company’s pre-approval policies.

For 2004 and 2003, fees for services provided by Ernst & Young were as follows:

	Fiscal 2004	Fiscal 2003
Description of Fees	Amount	Amount

Audit Fees(1)	$2,178,000	$1,584,000
Audit-Related Fees(2)	122,000	291,000
Tax Fees(3)	1,799,000	1,918,000

Total	$4,099,000	$3,793,000

(1)	Includes fees for the annual audit, reviews of quarterly financial statements and internal control attestation.

(2)	Includes fees for due diligence, employee benefit plan audits and accounting consultations.

(3)	Includes:

(a)	Tax compliance fees of $892,000 (2004) and $1,100,000 (2003), primarily for international and expatriate tax compliance and preparation and review of various tax returns; and

(b)	Other tax of $907,000 (2004) and $818,000 (2003), primarily related to international tax consulting and other international tax work.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1)     Financial Statements
The consolidated financial statements of Guidant Corporation are filed as part of this report under Item 8.
(a)(2)     Financial Statement Schedules
The following consolidated financial statement schedule is required to be filed by Item 8 of this form:

Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or are adequately explained in the consolidated financial statements and, therefore, have been omitted.
(a)(3)     Exhibits
The Exhibit Index is included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 14, 2005, on its behalf by the undersigned, thereunto duly authorized.

GUIDANT CORPORATION

By:	/s/ Ronald W. Dollens

Ronald W. Dollens, President, Chief Executive Officer and a Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 14, 2005, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Ronald W. Dollens Ronald W. Dollens	President, Chief Executive Officer and a Director (principal executive officer)

/s/ Keith E. Brauer Keith E. Brauer	Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ Peter J. Mariani Peter J. Mariani	Corporate Controller and Chief Accounting Officer (principal accounting officer)

/s/ James M. Cornelius James M. Cornelius	Chairman of the Board and a Director

/s/ Maurice A. Cox, Jr. Maurice A. Cox, Jr.	Director

/s/ Nancy-Ann Min DeParle Nancy-Ann Min DeParle	Director

/s/ Enrique C. Falla Enrique C. Falla	Director

/s/ Michael Grobstein Michael Grobstein	Director

/s/ J.B. King J.B. King	Director

/s/ Kristina M. Johnson, Ph.D. Kristina M. Johnson, Ph.D.	Director

/s/ J. Kevin Moore J. Kevin Moore	Director

/s/ Mark Novitch, M.D. Mark Novitch, M.D.	Director

/s/ Jack A. Shaw Jack A. Shaw	Director

/s/ Eugene L. Step Eugene L. Step	Director

/s/ Ruedi E. Wäger, Ph.D. Ruedi E. Wäger, Ph.D.	Director

/s/ August M. Watanabe, M.D. August M. Watanabe, M.D.	Director

SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Col. A	Col. B	Col. C	Col. D	Col. E
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period

Year Ended December 31, 2002
Allowance for inventory obsolescence	$37.4	$57.0	$(38.4)	$56.0
Allowance for doubtful accounts	25.5	7.7	(3.7)	29.5

Totals	$62.9	$64.7	$(42.1)	$85.5

Year Ended December 31, 2003
Allowance for inventory obsolescence	$56.0	$54.1	$(65.6)	$44.5
Allowance for doubtful accounts	29.5	3.8	(9.3)	24.0

Totals	$85.5	$57.9	$(74.9)	$68.5

Year Ended December 31, 2004
Allowance for inventory obsolescence	$44.5	$20.0	$(32.0)	$32.5
Allowance for doubtful accounts	24.0	1.7	(3.7)	22.0

Totals	$68.5	$21.7	$(35.7)	$54.5

Information above excludes discontinued operations: GALILEO and AAA product lines and Brazil operations.

(1)	Write-off of obsolete units or uncollectible accounts, impact of changes in exchange rates and other adjustments.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of December 15, 2004 among Johnson & Johnson, Shelby Merger Sub, Inc. and the Company(1)

3.1	Amended Articles of Incorporation*

3.2	By-Laws of the Registrant(2)

4.1	Specimen of Certificate for Common Stock(3)

4.2	Form of Indenture between the Company and Citibank, N.A., as Trustee(4)

4.3	Form of Supplemental Indenture between the Company and Citibank, N.A., as Trustee(4)

4.4	Rights Agreement dated as of December 15, 2004 between the Company and EquiServe Trust Company, N.A.(1)

10.1	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (ACS)(3)

10.2	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and ACS(3)

10.3	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and ACS(3)

10.4	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and ACS(3)

10.5	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and ACS(3)

10.6	Amended and Restated Exclusive License Agreement by and between Mirowski Family Ventures, LLC and the Company dated January 28, 2004*

10.7	Master License Agreement dated April 3, 2000 by and among Cordis Corporation, the Company, and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment(5)

10.8	Agreements through and including Settlement and Release Agreement and Amendment to Master License Agreement dated February 24, 2004 by and between the Company, Johnson & Johnson and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment(6)

10.9	Guidant Corporation 1994 Stock Plan, as amended(7)#

10.10	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended(8)#

10.11	Guidant Corporation 1998 Stock Plan, as amended(8)#

10.12	Form of Company Option Grant*#

10.13	Form of Company Restricted Stock Grant*#

10.14	2001 Guidant Corporation Employee Stock Purchase Plan(9)#

10.15	Guidant Corporation Economic Value Added (EVA) and Milestone Bonus Plan, as amended(10)#

10.16	Guidant Corporation Change in Control Plan for Select Employees(11)#

10.17	Form of Amendment to Change in Control Plan for Select Employees(1)#

10.18	Guidant Corporation Excess Benefit Plan — Savings (Restated January 1, 2002)(8)#

10.19	Guidant Corporation Excess Benefit Plan — Retirement(12)#

10.20	The Guidant Executive Deferred Bonus Plan, as amended(10)#

11	Statement regarding computation of per-share earnings(13)

12	Statement of Computation of Ratio of Earnings to Fixed Charges*

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Ronald W. Dollens*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Keith E. Brauer*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Ronald W. Dollens*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Keith E. Brauer*

99	Factors Possibly Affecting Future Operating Results*

(1)	Incorporated by reference to the Company’s filing on Form 8-K dated as of December 15, 2004.

(2)	Incorporated by reference to the Company’s filing on Form 8-K dated as of December 16, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-83934.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-00014.

(5)	Incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2000.

(6)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 2004.

(7)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2002.

(9)	Incorporated by reference to the Company’s 2001 Proxy Statement.

(10)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 1995.

(12)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to Item 8 under “Notes to Consolidated Financial Statements,” Note 6 — Earnings Per Share.

*	Filed with this 10-K

#	Management Contracts