Form 10-Q
period 2005-03-31
GUIDANT CORP
filed 2005-05-09
CIK 929987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X     No ___

The number of shares of common stock outstanding as of May 5, 2005:

Class	Number of Shares Outstanding
Common	324,997,392

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$ 953.3	$ 934.1
Cost of products sold	225.3	226.3

Gross profit	728.0	707.8
Research and development	129.6	137.6
Purchased in-process research and development	—	26.8
Sales, marketing and administrative	310.3	314.7
Interest, net	(7.6)	(1.0)
Royalties, net	12.7	12.1
Amortization	7.8	7.3
Other, net	(7.1)	2.5
Impairment charge	60.0	—

Income from continuing operations before income taxes	222.3	207.8
Income taxes	45.6	54.8

Income from continuing operations	176.7	153.0
Loss from discontinued operations, net of income taxes	(14.4)	(13.6)

Net income	$ 162.3	$ 139.4

Earnings per share-basic
Income from continuing operations	$ 0.55	$ 0.50
Loss from discontinued operations, net of income taxes	(0.04)	(0.05)

Net income	$ 0.51	$ 0.45

Earnings per share-diluted
Income from continuing operations	$ 0.54	$ 0.48
Loss from discontinued operations, net of income taxes	(0.05)	(0.04)

Net income	$ 0.49	$ 0.44

Dividends declared per common share	$ 0.10	$ 0.10

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2005	December 31, 2004

	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,784.0	$1,894.2
Short-term investments	539.0	320.1
Accounts receivable, net of allowances
of $21.4 (2005) and $22.0 (2004)	842.2	845.9
Inventories	362.6	353.9
Deferred income taxes	189.5	215.1
Prepaid expenses and other current assets	75.9	78.7

Total Current Assets	3,793.2	3,707.9

Other Assets
Goodwill	512.5	511.7
Other intangible assets, net	101.0	168.8
Deferred income taxes	59.6	36.2
Investments	81.9	81.5
Sundry	51.9	57.2

Total Other Assets	806.9	855.4

Property and equipment, net of accumulated depreciation of
$799.2 (2005) and $780.4 (2004)	822.3	808.9

Total Assets	$5,422.4	$5,372.2

     See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2005	December 31, 2004

	(unaudited)
Liabilities and Shareholders' Equity

Current Liabilities
Accounts payable	$ 69.6	$ 56.2
Employee compensation	104.5	141.3
Other liabilities	227.7	284.8
Income taxes payable	221.2	220.5
Short-term debt	484.5	302.0
Current liabilities of discontinued operations	29.5	23.9

Total Current Liabilities	1,137.0	1,028.7

Noncurrent Liabilities
Long-term debt	7.6	357.2
Other	234.9	244.2

Total Noncurrent Liabilities	242.5	601.4

Commitments and Contingencies

Shareholders' Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 324,006,000 (2005)
320,692,000 (2004)
	736.6	609.1
Additional paid-in capital	395.3	344.6
Retained earnings	2,787.8	2,657.6
Deferred cost, ESOP	(11.7)	(12.6)
Unearned compensation	(32.9)	(36.9)
Accumulated other comprehensive income	167.8	180.3

Total Shareholders' Equity	4,042.9	3,742.1

Total Liabilities and Shareholders' Equity	$ 5,422.4	$ 5,372.2

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Operating Activities
Net income	$ 162.3	$ 139.4
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities
Depreciation	37.7	34.6
Amortization of other intangible assets	7.8	7.3
Provision for inventory and accounts receivable	11.3	4.4
Purchased in-process research and development	—	26.8
Deferred income taxes	(10.9)	24.9
Compensation associated with equity programs	15.0	28.1
Impairment charge	60.0	—
Other noncash, net	14.2	21.8

	297.4	287.3
Changes in Operating Assets and Liabilities
Receivables	(4.8)	(0.8)
Inventories	(22.5)	(19.0)
Prepaid expenses and other current assets	(1.5)	(22.4)
Accounts payable and accrued liabilities	(29.3)	(77.5)
Income taxes payable	41.9	(24.8)
Other liabilities	(1.7)	(11.6)

Net Cash Provided by Operating Activities	279.5	131.2

Investing Activities
Additions of property and equipment, net	(53.0)	(57.9)
Acquisitions, net of cash acquired	(25.0)	(50.5)
Net purchases of short-term investments	(218.9)	—
Purchases of equity investments	(0.6)	(5.4)

Net Cash Used for Investing Activities	(297.5)	(113.8)

Financing Activities
(Decrease) increase in borrowings, net	(166.8)	76.9
Issuance of common stock under stock plans and other capital
transactions	126.5	186.3
Dividends paid	(32.2)	(31.0)
Repurchase of common stock	—	(97.5)

Net Cash (Used) Provided by Financing Activities	(72.5)	134.7

Effect of Exchange Rate Changes on Cash	(19.7)	(8.0)

Net (Decrease) Increase in Cash and Cash Equivalents	(110.2)	144.1

Cash and Cash Equivalents at Beginning of Period	1,894.2	1,468.2

Cash and Cash Equivalents at End of Period	$ 1,784.0	$ 1,612.3

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

For further information, including the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

Note 2 – Merger Update

As previously announced on December 15, 2004, Guidant and Johnson & Johnson (J&J) entered into a definitive agreement whereby J&J will acquire Guidant for $76 per share or approximately $25.4 billion in fully diluted equity value. The announced acquisition price of $76 per share reflects $30.40 in cash and $45.60 in J&J common stock per share, provided the volume weighted average trading price of J&J common stock price is between $55.45 and $67.09 during the 15-day trading period ending three days prior to the transaction closing.  Outside this range, each Guidant share exchanged will be converted into a fixed number of shares of J&J common stock equal to .8224 shares (at $55.45 or below) or .6797 shares (at $67.09 or above), plus $30.40 in cash.

Merger-related milestones thus far in 2005 included US and European regulatory filings, entering the second phase of European Commission review of the transaction and working towards a response to the second request from the Federal Trade Commission. In addition, a special meeting of Guidant shareholders was held on April 27, 2005, at which a majority of the shares of Company common stock were voted to approve the merger. For purposes of the Company’s stock plans, shareholder approval constituted a change of control. As a result of this change of control, each outstanding unvested stock option and restricted stock award granted prior to December 15, 2004 (date of the merger agreement) automatically vested. The effect of this change of control, specifically the vesting of restricted stock awards, resulted in additional compensation expense, including related payroll taxes, of $33.0 million to $35.0 million and will be recorded in the second quarter of 2005. The transaction remains subject to completion of regulatory reviews as well as other customary closing conditions.

Note 3 – Stock-Based Compensation

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

Note 3 – Stock-Based Compensation (continued)

	Three Months Ended March 31,
	2005	2004

Reported net income (1)	$162.3	$139.4
Deduct: Stock-based compensation not reflected in
net income, net of tax	7.6	10.4

Pro forma net income	$154.7	$129.0

Earnings per share:
Basic-as reported	$0.51	$0.45

Basic-pro forma	$0.48	$0.42

Diluted-as reported	$0.49	$0.44

Diluted-pro forma	$0.47	$0.40

(1)     Reported amounts include expense associated with restricted stock awards.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), Share-Based Payment. This Statement is a revision to SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires the measurement of the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. On April 15, 2005, the Securities Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning on or after June 15, 2005. As a result, the Company expects to adopt SFAS 123(R) on January 1, 2006 and recognize the fair value of the award to compensation expense over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. As a result of the Company’s shareholders approving the plan of merger with J&J (See Note 2) on April 27, 2005, there are substantially no unvested stock options outstanding as of that date. The impact to the Company’s financial statements of adopting SFAS 123(R) would depend upon future stock option grant activity.

Note 4 – Inventories

Inventories consisted of the following:

	March 31, 2005	December 31, 2004

Finished products	$ 188.6	$ 181.2
Work-in-process	66.2	64.5
Raw materials and supplies	107.8	108.2

	$ 362.6	$ 353.9

Note 5 – Product Warranties

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

	Three Months Ended March 31,
	2005	2004

January 1	$ 20.1	$ 22.3
Provisions for product warranties	5.0	0.6
Settlements during the period	(2.5)	(4.2)

March 31	$ 22.6	$ 18.7

Note 6 – Impairment Charge

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reassessed the expected future financial performance of the FX miniRAIL® Dilatation Catheter, acquired from X Technologies, Inc., noting that the value of the expected future cash flows is less than the carrying value of the related intangible asset. Among other reasons, this was the result of (a) a decrease in demand for the product for use in treating in-stent restenosis as drug eluting stents have reduced the incidence of this condition, and (b) demand for the product for use in pre-dilating vessels in advance of implanting drug eluting stents not developing as anticipated. Based on this evaluation, the Company determined $60.0 million of this intangible asset was no longer recoverable and was permanently impaired, resulting in a write down to the estimated fair value of $6.1 million as of March 31, 2005. The effect of the asset revaluation did not impact the remaining life of the intangible, but will reduce its future amortization expense from $3.2 million to $0.3 million each quarter through the second quarter of 2010.

Note 7 – Earnings Per Share

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2005	2004

Income from continuing operations	$176.7	$153.0
Loss from discontinued operations, net of income taxes	(14.4)	(13.6)

Net income	$162.3	$139.4

Earnings per share-basic
Income from continuing operations	$0.55	$0.50
Loss from discontinued operations, net of income taxes	(0.04)	(0.05)

Net income	$0.51	$0.45

Earnings per share-diluted
Income from continuing operations	$0.54	$0.48
Loss from discontinued operations, net of income taxes	(0.05)	(0.04)

Net income	$0.49	$0.44

Weighted average common shares outstanding	319.85	308.48
Effect of dilutive stock options and unvested restricted
stock awards	9.62	10.08

Weighted average common shares outstanding
and assumed conversions	329.47	318.56

Note 8 – Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004

Net income	$162.3	$139.4
Other comprehensive income:
Currency translation	(36.6)	(21.7)
Unrealized gains on foreign exchange contracts	24.1	8.5

Comprehensive income	$149.8	$126.2

Note 9 – Segment Information

Geographic Information:

	Three Months Ended March 31,
	2005	2004

Net Sales (1):
US	$635.2	$616.8
International	318.1	317.3

	$953.3	$934.1

(1)     Revenues are attributed to countries based on location of the customer.

	March 31, 2005	December 31, 2004

Property and Equipment, Net:
US	$730.6	$721.6
International	91.7	87.3

	$822.3	$808.9

	Three Months Ended March 31,
Classes of Similar Products:	2005	2004

Net Sales:
Implantable defibrillator systems	$478.0	$405.0
Pacemaker systems	168.1	179.5
Coronary stent systems	115.2	171.4
Angioplasty systems	100.1	116.6
Cardiac surgery, biliary and peripheral,
including carotid systems	91.9	61.6

	$953.3	$934.1

Note 10 – Acquisitions

AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices, for total consideration of $54.2 million. In April 2005, Guidant made an additional payment of $10.0 million for satisfaction of a clinical milestone related to the development of a minimally invasive ablation procedure, which was accounted for as IPRD. Guidant may make additional milestone payments upon future satisfaction of regulatory, clinical and sales performance criteria.

Certain of Guidant’s other acquisitions also involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At March 31, 2005, Guidant’s accrual for milestone obligations totaled $8.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $246.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $12.5 million to $69.0 million, of which management currently estimates $53.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.

The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

Note 11 – Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO® Intravascular Radiotherapy System (GALILEO) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents.

In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT® System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation. See Part II, Item 1, Legal Proceedings.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.

At March 31, 2005 and December 31, 2004, there were $29.5 million and $23.9 million in liabilities related to discontinued operations. Liabilities primarily include accruals for severance, product returns and ANCURE-related settlements.

The following summarizes financial information for discontinued operations:

	Three Months Ended March 31,
	2005	2004

Net sales(1)	($ 0.8)	$11.3
Loss from discontinued operations before income taxes	22.9	21.1
Net loss from discontinued operations	14.4	13.6

(1)     Represents net product returns from customers in 2005.

Note 12 – Contingencies

The description of legal proceedings in Part II, Item 1, Legal Proceedings to this filing is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
(unaudited)

Guidant Corporation provides innovative, therapeutic medical solutions of distinctive value for customers, patients and healthcare systems around the world. Guidant’s lifesaving medical technologies are designed to extend the lives and improve the quality of life for millions of patients suffering from life-threatening cardiac and vascular disease. Approximately 12,000 employees develop, manufacture and market the Company’s medical devices in nearly 100 countries, with key operations in the US, Europe and Asia. As used herein, the terms “the Company” and “Guidant” mean Guidant Corporation and its consolidated subsidiaries.

Cardiovascular disease is the leading cause of death for both men and women in the US today and claims more lives each year than the next five leading causes of death combined. Within cardiovascular disease, Guidant develops, manufactures and markets products that focus on the treatment of cardiac arrhythmias, heart failure and coronary and peripheral disease including:

•	Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death (SCD), including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure

•	Coronary stent systems for the treatment of coronary artery disease

•	Angioplasty systems, including dilatation catheters, guidewires and related accessories for the treatment of coronary artery disease

•	Cardiac surgery systems to perform cardiac surgical ablation, endoscopic vessel harvesting (EVH) and clampless beating-heart bypass surgery

•	Peripheral systems, including those to treat biliary, peripheral vascular and carotid artery disease

The merger update in Note 2 to the Financial Statements is incorporated herein by reference.

Operating Results – Three Months Ended March 31, 2005 and 2004

Sales

Guidant reported $953.3 million in worldwide net sales for the quarter ended March 31, 2005, representing 2% growth compared to the same period in 2004. Growth in unit volume favorably impacted sales by 2%, which was partially offset by a 1% decrease in pricing. The impact of fluctuations in foreign currency exchange rates increased sales by $12.8 million or 1%. Sales of products other than worldwide coronary stents grew $75.4 million for the quarter ended March 31, 2005, an increase of 10% compared to the same period in 2004. Sales growth was driven by 18% growth in implantable defibrillator system sales and 49% growth in sales of cardiac surgery, biliary and peripheral, including carotid systems.

Sales Summary—Three Months Ended

	March 31, 2005			% of	March 31, 2004			% of

(In millions)	US	Int'l.	Total	Total	US	Int'l.	Total	Total	Growth

Implantable defibrillator systems	$366.2	$111.8	$478.0	50%	$323.7	$ 81.3	$405.0	43%	18%
Pacemaker systems	95.0	73.1	168.1	18%	104.2	75.3	179.5	19%	(6%)
Coronary stent systems	57.3	57.9	115.2	12%	86.2	85.2	171.4	18%	(33%)
Angioplasty systems	42.4	57.7	100.1	10$	54.0	62.6	116.6	13%	(14%)
Cardiac surgery, biliary and
peripheral, including carotid
systems	74.3	17.6	91.9	10%	48.7	12.9	61.6	7%	49%

	$635.2	$318.1	$953.3	100%	$616.8	$317.3	$934.1	100%

Implantable Defibrillator Systems

Sales of implantable defibrillator systems include both sales of implantable cardioverter defibrillator (ICD) and CRT-D systems. Worldwide sales of implantable defibrillator systems for the first quarter of 2005 were $478.0 million, an increase of $73.0 million or 18% over the same period in 2004. Growth was driven primarily by increased volume and a shift toward higher-value CRT-D systems. US implantable defibrillator system sales increased 13% to $366.2 million, while international sales of $111.8 million increased 38% in the first quarter of 2005 compared to the same period in the prior year. Sales of implantable defibrillator systems increased due to the following:

•	Increased awareness and adoption of ICD and cardiac resynchronization therapies based on the following:

•	Findings of two Guidant-sponsored clinical trials--MADIT II and COMPANION. MADIT II demonstrated that a broader group of patients would benefit from ICD therapy. The investigators for the COMPANION trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death and hospitalization when compared with optimal drug treatment alone.

•	SCD-HeFT clinical trial and expanded national coverage. The National Heart, Lung and Blood Institute’s SCD-HeFT clinical trial was completed in 2003 with the clinical trial results published in the New England Journal of Medicine in January 2005. The results demonstrated positive benefits of implantable defibrillators (reducing death by 23% versus patients who did not receive defibrillators and only received standard drug therapy) in patients with heart failure. Based on these results and other recent clinical trials, the Centers for Medicare & Medicaid Services expanded national coverage to thousands of patients at risk for sudden cardiac death in January 2005.

•	RAPIDO ADVANCE™ delivery system and EASYTRAK® 2 and EASYTRAK 3 leads, which received FDA approval and were launched in August 2004. These products improve the physician’s ability to implant leads to the desired location.

•	Strong market acceptance for CRT-D systems, specifically the CONTAK RENEWAL® family. Sales also benefited from continued acceptance of the VITALITY® family of implantable defibrillator systems, specifically the VITALITY 2.

Pacemaker Systems

Worldwide pacemaker system sales were $168.1 million for the quarter ended March 31, 2005, a 6% decrease over the same period in the prior year primarily due to volume. Sales in the US totaled $95.0 million for the first quarter of 2005, a decrease of 9% compared to the same period in the prior year. International pacemaker system sales declined 3% to $73.1 million for the first quarter of 2005 compared to the same period in 2004. Pacemaker system sales primarily include the INSIGNIA® family of pacemakers. During the quarter ended March 31, 2005 there was significant sales growth from the INSIGNIA Ultra pacemaker system, which was more than offset by sales declines for the INSIGNIA Plus and INSIGNIA Entra pacemaker systems. The pacemaker market has been negatively impacted, in part, by a continuing trend toward the use of implantable defibrillators (including cardiac resychronization therapy defibrillators) in patients who are eligible for and otherwise would have received a pacemaker.

Coronary Stent Systems

Worldwide coronary stent system sales for the first quarter of 2005 were $115.2 million, a decrease of 33% compared to the first quarter of 2004. Coronary stent system sales comprised 12% of sales for the first quarter of 2005, compared to 18% of sales for the same period in 2004. US coronary stent system sales were $57.3 million for the first quarter of 2005 compared to $86.2 million for the first quarter of 2004. Increasing penetration of competitive drug eluting stents in the US primarily drove the decline compared to 2004.

International coronary stent system sales were $57.9 million and $85.2 million for the first quarter of 2005 and 2004. This decrease was primarily due to declining stent sales in Japan as a result of competitive metallic coronary stent launches since late 2003 and the launch of Cordis’ CYPHER Sirolimus-eluting Coronary Stent (CYPHER) in Japan during the third quarter of 2004.

In February 2004, Guidant entered into an agreement with J&J to co-promote CYPHER. This agreement also allows for co-promotion of future drug eluting stents sold by J&J. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery technology to J&J, arising from a prior agreement, are included in US coronary stent system sales. Revenues from J&J were $25.6 million for the first quarter of 2005 compared to $21.1 million for the same period in 2004.

Angioplasty Systems

Angioplasty system sales totaled $100.1 million for the first quarter of 2005 compared to $116.6 million for the first quarter of 2004, representing a 14% decline in sales primarily due to volume. During the second and third quarter of 2004, Guidant announced FDA approval and launched the over-the-wire VOYAGER™ OTW and the rapid exchange VOYAGER RX Coronary Dilatation Catheters. As previously disclosed, certain sizes of the VOYAGER RX were recalled in January 2005, resulting in sales declines for this product during the first quarter of 2005. A portion of these sales was replaced with a previous generation dilatation catheter, the CROSSSAIL® Coronary Dilatation Catheter. The VOYAGER RX was re-launched in March 2005.

Cardiac Surgery, Biliary and Peripheral, Including Carotid Systems

Worldwide sales of cardiac surgery, biliary and peripheral, including carotid systems totaled $91.9 million for the first quarter of 2005 compared to $61.6 million for the first quarter of 2004, representing 49% growth. Sales increases were driven by the following products:

•	RX ACCULINK™ Carotid Stent System and the RX ACCUNET™ Embolic Protection System for which Guidant was the first to receive FDA approval in August 2004

•	ABSOLUTE™ Biliary Self Expanding Stent System and AGILTRAC™ Peripheral Dilatation Catheter

•	Continued growth in endoscopic vessel harvesting driven by the VASOVIEW®Endoscopic Vessel Harvesting Systems

Cost of Products Sold

Cost of products sold was $225.3 million in the first quarter of 2005 compared to $226.3 million for the same period in 2004. Gross profit percentage was 76.4% for the first quarter of 2005 compared to 75.8% for the first quarter of 2004. During the first quarter of 2005, the Company’s gross profit percentage was at the high end of its historical and anticipated near-term range. Guidant has implemented a lean manufacturing initiative across the cardiac rhythm management product lines. This initiative is improving responsiveness of the supply chain and helping to offset the Company’s decreasing gross profit percentage due to decreasing stent sales.

Research and Development

Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its products. Research and development expense was $129.6 million for the first quarter of 2005, or 13.6% of sales, compared to $137.6 million for the same period in 2004, or 14.7% of sales. This decrease is primarily due to higher expense associated with restricted stock awards in 2004 as discussed below. Significant investments in research and development in 2005 included:

•	Xience™ V (formerly VISION®-E) Everolimus Eluting Coronary Stent System, which is currently being evaluated in the SPIRIT family of clinical trials, which are expected to support filings to obtain regulatory approval to market the product in the US and Europe

•	In May 2005, Guidant received Investigational Device Exemption (IDE) conditional approval from the FDA to begin the US portion of its pivotal SPIRIT III clinical trial

•	Bioabsorbable and carotid stent systems

•	Advanced Patient Management applications, designed to enable a physician to monitor patient heart function remotely and automatically

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation devices for cardiac rhythm management, angioplasty, biliary and peripheral systems and cardiac surgery products

In addition to funding internal research and development efforts, Guidant also invests in early-stage technologies through equity investments, acquisitions and other collaborative vehicles.

In-Process Research and Development (IPRD)

Guidant incurred no IPRD charges for the three months ended March 31, 2005. Guidant recorded $26.8 million for the three months ended March 31, 2004, primarily related to the acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices.

Sales, Marketing and Administrative (SM&A)

SM&A expenses were $310.3 million for the first quarter of 2005 or 32.6% of sales compared $314.7 million or 33.7% of sales for the same period in 2004. This decrease is primarily due to higher expense associated with restricted stock awards in 2004, as discussed below.

Total expenses for the first quarter of 2005 and 2004 included $4.0 million and $14.7 million associated with restricted stock awards. The expense was higher in 2004 primarily due to the accelerated vesting based upon the attainment of Company share price appreciation targets. These expenses were classified in the income statement consistent with the functional area of related employees.

As discussed in Note 2 to the Financial Statements, the vesting of restricted stock awards upon shareholder approval of the merger with J&J on April 27, 2005 resulted in additional compensation expense, including related payroll taxes of $33.0 million to $35.0 million and will be recorded in the second quarter of 2005.

Interest

Interest income increased by $9.4 million during the first quarter of 2005 compared to the same period in the prior year due to an increase in average cash, cash equivalents and short-term investments of approximately $728.0 million and an increase in interest rates of approximately one percent. Interest expense increased by $2.8 million during the first quarter of 2005 compared to the same period in the prior year due to an increase in weighted average interest rates of approximately three percent, partially offset by a decrease in the Company’s average debt balance of approximately $411.0 million.

The components of interest, net are as follows:

	Three Months Ended March 31,
	2005	2004

Interest income	(15.6)	($6.2)
Interest expense	8.0	5.2

Interest, net	($7.6)	($1.0)

Royalties

Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $12.7 million for the first quarter of 2005 compared to $12.1 million for the same period in 2004. Net royalty expense included royalty income of less than $1.0 million in both periods presented. At March 31, 2005, the Company had accrued $60.9 million, which represents all royalties and interest potentially payable under the license agreement pertaining to a Mirowski patent covering implantable defibrillator products. The ultimate payment by Guidant will depend on a final ruling regarding the patent. See Part II, Item 1, Legal Proceedings.

Amortization

Amortization expense was $7.8 million for the first quarter of 2005 compared to $7.3 million for the same period in 2004. Based on currently recorded intangible assets, amortization expense will decrease by approximately $2.9 million each quarter through the second quarter of 2010 due to the impairment charge discussed below.

Other

Net other income was $7.1 million in the first quarter of 2005 compared to $2.5 million of net other expense in the first quarter of 2004. The additional expense in 2004 compared to 2005 is primarily due to equity investments that were considered permanently impaired in 2004. The additional income in 2005 compared to 2004 is primarily due to foreign currency translation gains.

	Three Months Ended March 31,
	2005		2004

Other expense	$ 0.7		$ 4.3
Other income	(7.8)		(1.8)

Other, net	($7.	1)	$ 2.5

Impairment Charge

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reassessed the expected future financial performance of FX miniRAIL Dilatation Catheter, acquired from X Technologies, Inc., noting that the value of the expected future cash flows is less than the carrying value of the intangible asset. Amont other reasons, this was the result of (a) a decrease in demand for the product for use in treating in-stent restenosis as drug eluting stents have reduced the incidence of this condition, and (b) demand for the product for use in pre-dilating vessels in advance of implanting drug eluting stents not developing as anticipated. Based on this evaluation, the Company determined $60.0 million of this intangible asset was no longer recoverable and was permanently impaired, resulting in a write down to the estimated fair value of $6.1 million as of March 31, 2005. The effect of the asset revaluation did not impact the remaining life of the intangible, but will reduce its amortization expense from $3.2 million to $0.3 million each quarter through the second quarter of 2010.

Income Tax

The effective income tax rates for the quarters ended March 31, 2005 and 2004 were 20.5% and 26.4%. The effective tax rate is lower for the first quarter of 2005 primarily due to nondeductible IPRD charges in 2004 and the impairment charge in 2005, which is deductible at the US statutory tax rates. Guidant’s effective tax rate is typically lower than the US statutory tax rates primarily due to overseas operations having statutory tax rates that are lower than the US.

Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO Intravascular Radiotherapy System (GALILEO) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents.

In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance.

In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT® System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation. See Part II, Item 1, Legal Proceedings.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.

At March 31, 2005 and December 31, 2004, there were $29.5 million and $23.9 million in liabilities related to discontinued operations. Liabilities primarily include accruals for severance, product returns and ANCURE-related settlements.

The following summarizes financial information for discontinued operations:

	Three Months Ended March 31,
(In millions)	2005	2004

Net sales (1)	($ 0.8)	$ 11.3
Loss from discontinued operations before income taxes	22.9	21.1
Net loss from discontinued operations	14.4	13.6

(1)     Represents net product returns from customers.

Liquidity and Capital Resources

(Dollars in millions)	2005	2004

Cash and cash equivalents and short-term investments (1)	$ 2,323.0	$ 2,214.3
Working capital	$ 2,656.2	$ 2,679.2
Current ratio (2)	3.3:1.0	3.6:1.0
Net cash position (3)	$ 1,830.9	$ 1,555.1
Days receivable outstanding	81	79
Inventory turnover	2.52	2.57

(1) Short-term investments consist primarily of highly rated commercial paper and US Government securities with maturities greater than three months. Similar investments with maturities of less than three months are included in cash and cash equivalents.

(2) Current ratio decreased in the current quarter primarily due to $350.0 million of long-term notes (due in February 2006) previously classified as long-term debt.

(3) Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At March 31, 2005, Guidant’s accrual for milestone obligations totaled $8.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $246.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $12.5 million to $69.0 million, of which management currently estimates $53.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.

Summary of Cash Flows

	Three Months Ended March 31,
(In millions)	2005	2004	Change

Net cash provided by (used for):
Operating activities	$ 279.5	$ 131.2	$ 148.3
Investing activities	(297.5)	(113.8)	(183.7)
Financing activities	(72.5)	134.7	(207.2)
Effect of exchange rate changes on cash	(19.7)	(8.0)	(11.7)

Net increase (decrease) in cash and cash equivalents	($110.2)	$ 144.1	($254.	3)

Net cash provided by operating activities was $279.5 million for the first three months of 2005, an increase of $148.3 million primarily due to:

•	$44.1 million additional tax payments during the first quarter of 2004 compared to the first quarter of 2005

•	$38.9 million additional bonus payouts during the first quarter of 2004 compared to the first quarter of 2005

•	$24.7 million additional payments to vendors during the first quarter of 2004 compared to the first quarter of 2005

Net cash used for investment activities was $297.5 million for the first three months of 2005, an increase of $183.7 million compared to the same period in the prior year primarily due to:

•	$218.9 million net purchases of short-term investments. The majority of short-term investments are interest-bearing investments with maturities between three and six months.

partially offset by:

•	$25.5 million additional cash payments for acquisitions during the first quarter of 2004 compared to the first quarter of 2005. Cash payments during the first quarter of 2004 primarily relate to the acquisition of AFx, inc.; whereas, cash payments during the first quarter of 2005 relate to a milestone payment to Biosensors International.

Net cash used for financing activities was $72.5 million for the first three months of 2005, a change of $207.2 million compared to the same period in the prior year, primarily due to:

•	$166.8 million net payments on borrowings during the first quarter of 2005 compared to an increase in borrowings of $76.9 million during the first quarter of 2004

•	$59.8 million decrease in cash provided by issuances of common stock primarily for stock option exercises partially offset by:

•	$97.5 million repurchases of common stock during the three months ended March 31, 2004

Exchange rate fluctuations decreased cash by $19.7 million for the three months ended March 31, 2005 compared to a decrease of $8.0 million for the same period in the prior year due to the US dollar strengthening relative to the Euro more during the first quarter of 2005 compared to the first quarter of 2004.

At March 31, 2005, the Company had outstanding borrowings of $492.1 million at a weighted average interest rate of 4.75%, including bank borrowings, commercial paper, $350.0 million principal balance in long-term notes due in 2006 and interest rate swap agreements valued at $0.3 million. Bank borrowings represent short-term uncommitted credit facilities with commercial banks. The commercial paper borrowings are supported by two credit facilities aggregating $900.0 million. There are currently no outstanding borrowings under these facilities. The Company classified $484.5 million as short-term debt at March 31, 2005. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash requirements, including planned capital expenditures of approximately $372.0 million for the remainder of 2005. As previously announced, the Company’s repatriation of approximately $1.5 billion has commenced with $750.0 million received on April 15, 2005. The Company expects an additional $750.0 million to be received later in 2005.

The Company has recognized net deferred tax assets aggregating $249.1 million at March 31, 2005, compared to $251.3 million at December 31, 2004. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

Field Actions

As further described in the Company’s Form 10-K and Exhibit 99 to this report, the medical device industry is subject to substantial regulation, including by the FDA and comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, the Company is subject to regulation as a device manufacturer. Regulations cover many aspects of the Company’s operations, including quality systems, marketing and device reporting.

The Company continually collects and analyzes information about product performance through field observations and other quality metrics to determine if a field action is necessary. Following this process, from time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-K, the Company conducted the following field action:

In May 2005, Guidant voluntarily issued an advisory notice and labeling corrections to physicians regarding the RX ACCUNET Embolic Protection System and is planning to update the product labeling. The communication reinforced specific instructions for use of the device and added a warning relating to maintaining guiding catheter support during the procedure. No product was required to be returned. Guidant took this voluntary action as a result of reports of separations of the RX ACCUNET filter basket from the guide wire. FDA and European regulatory authorities have been notified of the action.

Cautionary Factors

Certain statements included in this filing are forward-looking, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, drug eluting stent development, recovery of tax assets and the outcome of other tax matters, capital expenditures, cash flows, costs of research programs, the timing of discontinued operations and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:

•	Coronary stent business developments: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected metallic coronary stent sales and will continue to impact the Company’s financial results.

•	ICD system growth driven by continued developments in future clinical science, publication of clinical results, reimbursement decisions and new competition.

•	Management’s progress regarding the lean manufacturing effort across cardiac rhythm management product lines.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant's industry.

•	Changes in the location or volume of production or changes in tax law.

•	Progress in closing the pending transaction with J&J, including satisfaction of conditions to closing, such as regulatory approvals in the US, Europe and elsewhere, and other customary closing conditions.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, all as further described in Exhibit 99 to this report.

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

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of its balloon-expandable coronary and peripheral stents infringe the Boneau patents Medtronic Vascular claims to own. The suit is consolidated with a suit by ACS alleging infringement by Medtronic Vascular of the Company’s Lau stent patents. The Medtronic Vascular complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic Vascular is seeking injunctive relief, co-ownership of the Lau patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic Vascular are invalid. This suit is one of a number of suits brought by Medtronic Vascular under the Boneau patents against most of the substantial participants in the stent business. The allegations made by Medtronic Vascular are wide-ranging and cover the Company’s stent products broadly. Accordingly, while potential liability cannot be estimated with any certainty, an adverse outcome could have a material impact on results of operations or consolidated financial position. On January 5, 2005, the court issued its opinion on claim construction of both the Boneau and Lau patents and decided a number of summary judgment motions filed by both parties. Among these decisions, the court ruled: Guidant’s stents do not infringe the Boneau patents; Medtronic’s state law claims regarding alleged misappropriation of trade secrets were time-barred due to the statute of limitations; and Mr. Boneau was not an inventor of the Lau patents. On March 16, 2005, Medtronic filed an appeal to the US Court of Appeals for the Federal Circuit regarding the District Court’s rulings on non-infringement of the Boneau patents and on Medtronic’s trade secret misappropriation claims. The Company expects to respond appropriately to the appeal, which may be heard in late 2005 or early 2006. A jury verdict on February 18, 2005, in the US District Court in Delaware, found that all twelve of the accused Medtronic Vascular stent delivery system products infringe at least one of the assserted Lau patent claims. Further, the jury verdict found that none of the asserted Lau patent claims were invalid. A claim by Medtronic that the Lau patent claims found to be infringed by Medtronic products are unenforceable for inequitable conduct will be contested by the Company in a bench trial to be held in the US District Court in Delaware in mid 2005. Assuming the asserted and infringed Lau patent claims are not found to be unenforceable, a jury trial to determine damages based upon Medtronic Vascular’s infringement will be conducted subsequently.

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

On April 14, 2003, Medinol Ltd. (Medinol) filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA®, MULTI-LINK PENTA® and MULTI-LINK VISION Coronary Stent Systems infringe five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. On September 30, 2004, the court issued a decision interpreting certain disputed terms in Medinol’s patents. Since then, Medinol has withdrawn its infringement allegations relating to two of the five initially asserted patents. Certain pretrial matters, including expert discovery, are currently ongoing, although no date has been set for trial on the remaining three patents.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc., had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been notified of additional claims and served with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has outstanding approximately forty suits, and more suits are likely to be filed. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce the Company’s exposure with respect to ANCURE claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.

Also following the EVT plea, the Company was served with securities class action and shareholder derivative complaints relating to the ANCURE System. The securities class action has been dismissed with prejudice and without payment by the Company. The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court suits have been stayed in favor of the federal action. The Company has filed a motion to dismiss the federal action, which motion is fully briefed. In connection with the briefing, the court certified an issue to the Indiana Supreme Court relating to the plaintiff’s obligation to make a demand on the Company’s Board of Directors before filing a lawsuit. The parties are awaiting a ruling on the certified issue.

On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company, and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, a bench trial was held in November 2004, and the parties are awaiting a decision.

On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe the ‘119 patent, described in the prior paragraph. Pretrial matters are scheduled into 2006.

On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter. In the Company’s complaint, as amended, CPI and GSC allege that St. Jude’s Quicksite over-the-wire pacing lead infringes US Patent No. 5,755,766/Reexamination Certificate No. 5,755,766 C1. Pretrial matters are scheduled into 2006.

On February 24, 2004, the Company entered into an agreement with J&J to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, Boston Scientific sued J&J in the US District Court for the District of Delaware alleging that the CYPHER stent infringes four patents owned or licensed by Boston Scientific. On March 16, 2004, Boston Scientific filed an amended complaint adding the Company as a defendant. On March 11, 2005, Boston Scientific dismissed all of its claims relating to three of the four asserted patents. Trial on the one remaining patent is scheduled for fall 2005. Under the terms of the Company’s agreement with J&J, J&J is required to indemnify the Company.

Mirowski and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that US Patent No. 4,407,288, which was licensed to CPI and expired in December 2003, was valid but not infringed by St. Jude’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. St. Jude’s request for additional Federal Circuit review was denied, and the case has been sent back to the District Court for further proceedings. St. Jude has also sought review of the Federal Circuit’s decision in the US Supreme Court. A new trial in the District Court has been scheduled for early 2006.

On December 8, 2004, Scimed Life Systems, Inc. (Scimed), a subsidiary of Boston Scientific, filed suit against the Company and the Company’s subsidiaries, ACS and GSC, in the District of Minnesota alleging that ACS and GSC have infringed three of Scimed’s patents covering various features of embolic protection systems. Scimed is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled into 2006.

In April, 2005, Joseph Kopstein filed suit against the Company, as the successor to X Technologies, Inc., and several other defendants in the Superior Court of the State of California, County of San Diego, alleging, among other things, breach of contract and fraud related to shares that he held in X Technologies. X Technologies was acquired by the Company in June of 2003. See Note 6 to the Consolidated Financial Statements.

Item 6. Exhibits

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION
(Registrant)

Date: May 6, 2005	/s/ Keith E. Brauer
Vice President, Finance and
Chief Financial Officer

Date: May 6, 2005	/s/ Peter J. Mariani
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