Form 10-Q
period 2005-06-30
GUIDANT CORP
filed 2005-08-05
CIK 929987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
The number of shares of common stock outstanding as of August 3, 2005:

Class	Number of Shares Outstanding
Common	330,033,634

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$974.1	$938.8	$1,927.4	$1,872.9
Cost of products sold	346.2	234.6	571.5	460.9

Gross profit	627.9	704.2	1,355.9	1,412.0

Research and development	143.9	136.8	273.5	274.4
Purchased in-process research and development	10.0	73.0	10.0	99.8
Sales, marketing and administrative	351.8	298.1	662.1	612.8
Interest, net	(12.0)	(0.2)	(19.6)	(1.2)
Royalties, net	12.3	12.5	25.0	24.6
Amortization	4.8	7.7	12.6	15.0
Other, net	(0.1)	6.4	(7.2)	8.9
Impairment charge	—	—	60.0	—

Income from continuing operations before income taxes	117.2	169.9	339.5	377.7

Income taxes	1.1	34.3	46.7	89.1

Income from continuing operations	116.1	135.6	292.8	288.6

Loss from discontinued operations, net of income taxes	(8.8)	(9.1)	(23.2)	(22.7)

Net income	$107.3	$126.5	$269.6	$265.9

Earnings per share-basic
Income from continuing operations	$0.36	$0.44	$0.91	$0.93
Loss from discontinued operations, net of income taxes	(0.03)	(0.03)	(0.07)	(0.07)

Net income	$0.33	$0.41	$0.84	$0.86

Earnings per share-diluted
Income from continuing operations	$0.35	$0.42	$0.89	$0.90
Loss from discontinued operations, net of income taxes	(0.03)	(0.03)	(0.07)	(0.07)

Net income	$0.32	$0.39	$0.82	$0.83

Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2005	2004

	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,022.6	$1,894.2

Short-term investments	574.6	320.1

Accounts receivable, net of allowances of $19.7 (2005) and $22.0 (2004)	797.2	845.9

Inventories	345.2	353.9

Deferred income taxes	283.0	215.1

Prepaid expenses and other current assets	92.7	78.7

Total Current Assets	4,115.3	3,707.9

Other Assets
Goodwill	512.2	511.7

Other intangible assets, net	96.2	168.8

Deferred income taxes	60.8	36.2

Investments	85.9	81.5

Sundry	57.9	57.2

Total Other Assets	813.0	855.4

Property and equipment, net of accumulated depreciation of $827.8 (2005) and $780.4 (2004)	847.1	808.9

Total Assets	$5,775.4	$5,372.2

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2005	2004

	(unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$82.7	$56.2

Employee compensation	114.6	141.3

Other liabilities	327.0	284.8

Income taxes payable	283.1	220.5

Short-term debt	350.3	302.0

Current liabilities of discontinued operations	35.2	23.9

Total Current Liabilities	1,192.9	1,028.7

Noncurrent Liabilities
Long-term debt	5.5	357.2

Other	236.8	244.2

Total Noncurrent Liabilities	242.3	601.4

Commitments and Contingencies

Shareholders’ Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 328,852,000 (2005)
320,692,000 (2004)	890.2	609.1

Additional paid-in capital	530.9	344.6

Retained earnings	2,862.5	2,657.6

Deferred cost, ESOP	(10.6)	(12.6)

Unearned compensation	(97.4)	(36.9)

Accumulated other comprehensive income	164.6	180.3

Total Shareholders’ Equity	4,340.2	3,742.1

Total Liabilities and Shareholders’ Equity	$5,775.4	$5,372.2

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004

Operating Activities
Net income	$269.6	$265.9
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation	74.8	69.0
Amortization of other intangible assets	12.6	15.0
Provision for inventory and accounts receivable	35.6	13.2
Purchased in-process research and development	10.0	99.8
Deferred income taxes	(116.4)	2.9
Compensation associated with equity programs	59.5	44.0
Impairment charge	60.0	—
Other noncash, net	27.1	27.8

	432.8	537.6

Changes in Operating Assets and Liabilities
Receivables	(3.7)	(15.9)
Inventories	(38.6)	(12.9)
Prepaid expenses and other current assets	(5.6)	(9.9)
Accounts payable and accrued liabilities	(6.8)	(80.6)
Income taxes payable	147.4	80.5
Other liabilities	133.4	(3.3)

Net Cash Provided by Operating Activities	658.9	495.5

Investing Activities
Additions of property and equipment, net	(116.8)	(114.6)
Acquisitions, net of cash acquired	(35.0)	(99.7)
Net purchases of short-term investments	(254.5)	(100.7)
Purchases of equity investments	(6.5)	(22.1)

Net Cash Used for Investing Activities	(412.8)	(337.1)

Financing Activities
(Decrease) increase in borrowings, net	(303.1)	6.1
Issuance of common stock under stock plans and other capital transactions	290.8	251.1
Dividends paid	(64.7)	(62.2)
Repurchase of common stock	(26.1)	(127.5)

Net Cash (Used) Provided by Financing Activities	(103.1)	67.5

Effect of Exchange Rate Changes on Cash	(14.6)	(3.7)

Net Increase in Cash and Cash Equivalents	128.4	222.2

Cash and Cash Equivalents at Beginning of Period	1,894.2	1,468.2

Cash and Cash Equivalents at End of Period	$2,022.6	$1,690.4

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
Note 2 – Pending Merger
In a special meeting held on April 27, 2005, Guidant shareholders approved the agreement whereby Johnson & Johnson (J&J) will acquire Guidant for $76 per share or $25.4 billion in fully diluted equity. For purposes of the Company’s stock plans, shareholder approval constituted a change of control. As a result of this change of control, each outstanding unvested stock option and restricted stock award granted prior to December 15, 2004 (date of the merger agreement) automatically vested. The effect of this change of control, specifically the vesting of restricted stock awards, resulted in additional compensation expense, including related payroll taxes, of $33.6 million which was recorded in the second quarter of 2005. The agreement, which was announced on December 15, 2004, remains subject to regulatory review as well as other customary closing conditions.
Note 3 – New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123(R), Share-Based Payment. This Statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS 123(R) requires the measurement of the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. On April 15, 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning on or after June 15, 2005. As a result, the Company expects to adopt SFAS 123(R) on January 1, 2006 and recognize the fair value of the award to compensation expense over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. As a result of the Company’s shareholders approving the plan of merger with J&J (See Note 2), there are substantially no unvested stock options outstanding after April 27, 2005. The impact to the Company’s financial statements of adopting SFAS 123(R) will depend upon future stock option grant activity.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Company beginning January 1, 2006.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 4 – Stock-Based Compensation
The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model, the attribution method and a forfeiture rate of 10%. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Reported net income (1)	$107.3	$126.5	$269.6	$265.9
Deduct: Stock-based compensation not reflected in net income, net of tax (2)	30.1	17.6	37.7	28.0

Pro forma net income	$77.2	$108.9	$231.9	$237.9

Earnings per share:
Basic-as reported	$0.33	$0.41	$0.84	$0.86

Basic-pro forma	$0.24	$0.35	$0.72	$0.77

Diluted-as reported	$0.32	$0.39	$0.82	$0.83

Diluted-pro forma	$0.23	$0.34	$0.70	$0.74

(1)	Reported amounts include expense associated with restricted stock awards, including $33.6 million as a result of the Company’s shareholders’ approval of the plan of merger with J&J on April 27, 2005.

(2)	All remaining pro forma stock-based compensation, including pro forma compensation expense of $21.9 million is reflected in the second quarter of 2005 as a result of the Company’s shareholders’ approval of the plan of merger with J&J on April 27, 2005, which accelerated the vesting of these options.

On June 1, 2005, Guidant granted approximately 1.3 million restricted stock awards. Restricted stock awards are recorded at fair value at the date of the grant and expensed ratably over the vesting period. In general, restricted stock awards vest after three years, and may vest earlier upon a qualifying disability, death, retirement or change in control. The June 2005 restricted stock awards do not vest upon the closing of the acquisition of Guidant by J&J. Upon closing, these awards will be converted on the same basis as common shares; whereby, each Guidant restricted share will be exchanged for $30.40 in cash and $44.60 in J&J restricted stock, provided that the average J&J common stock price is between $55.45 and $67.09 during the fifteen-day trading period ending three days prior to the transaction closing.
Note 5 – Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2005	2004

Finished products	$196.9	$181.2
Work-in-process	42.6	64.5
Raw materials and supplies	105.7	108.2

	$345.2	$353.9

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 6 – Product Warranties
Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates.
Additionally, in the second quarter of 2005, the Company voluntarily issued a series of field actions advising physicians of important safety information and corrective actions for certain of its implantable defibrillator and pacemaker systems. The FDA subsequently classified certain of these field actions as recalls. The Company has elected to provide supplemental warranty programs for the devices covered under certain of these field actions. The supplemental programs cover the product and certain costs should a physician determine replacement of a patient’s device is appropriate, as well as the return of any unused inventory. A charge of $94.0 million was recorded in the second quarter of 2005 covering the current and anticipated future costs associated with these supplemental warranty programs. The charge is based primarily upon the Company’s estimates of the number of devices which physicians may choose to replace. These estimates were determined through a device-specific review of relevant current and historical product recall observations, including FDA recall classification, known and expected device failure rates, the presence of non-invasive corrective actions, and the remaining service life of the device. Should the actual costs incurred differ from these assumptions, adjustments to the anticipated costs may be required. Through August 3, 2005, the Company has incurred $16.0 million of actual warranty claims under these programs. In addition, the Company recorded a charge of $19.1 million for estimated write down of non-saleable inventory. The total charge to cover these field actions of $113.1 million was recorded to cost of products sold in the second quarter of 2005. See the Field Actions section of this filing for more information on these field actions.
Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates and when supplemental warranty coverage is provided. A summary of the changes in the product warranty activity is as follows:

	Six Months Ended
	June 30,
	2005	2004

January 1	$20.1	$22.3
Provisions for product warranties	104.8	4.5
Settlements during the period	(10.2)	(7.9)

June 30	$114.7	$18.9

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 7 – Impairment Charge
During the first quarter of 2005, the Company recorded a $60.0 million impairment charge related to the write-down of assets associated with the FX miniRAIL® Dilatation Catheter. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reassessed the expected future financial performance of the FX miniRAIL Dilatation Catheter, acquired from X Technologies, Inc., noting that the value of the expected future cash flows is less than the carrying value of the related intangible asset. Among other reasons, this was the result of (a) a decrease in demand for the product for use in treating in-stent restenosis as drug eluting stents have reduced the incidence of this condition, and (b) demand for the product for use in pre-dilating vessels in advance of implanting drug eluting stents not developing as anticipated.
Note 8 – Earnings Per Share
The following table sets forth the computation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income from continuing operations	$116.1	$135.6	$292.8	$288.6
Loss from discontinued operations, net of income taxes	(8.8)	(9.1)	(23.2)	(22.7)

Net income	$107.3	$126.5	$269.6	$265.9

Earnings per share-basic
Income from continuing operations	$0.36	$0.44	$0.91	$0.93
Loss from discontinued operations, net of income taxes	(0.03)	(0.03)	(0.07)	(0.07)

Net income	$0.33	$0.41	$0.84	$0.86

Earnings per share-diluted
Income from continuing operations	$0.35	$0.42	$0.89	$0.90
Loss from discontinued operations, net of income taxes	(0.03)	(0.03)	(0.07)	(0.07)

Net income	$0.32	$0.39	$0.82	$0.83

Weighted average common shares outstanding	323.96	310.91	321.91	309.70
Effect of dilutive stock options and unvested restricted stock awards	7.94	9.24	8.77	9.65

Weighted average common shares outstanding and assumed conversions	331.90	320.15	330.68	319.35

Note 9 – Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$107.3	$126.5	$269.6	$265.9
Other comprehensive income:
Currency translation	(22.9)	(2.5)	(59.5)	(24.2)
Unrealized gains on foreign exchange contracts	19.7	9.1	43.8	17.6

Comprehensive income	$104.1	$133.1	$253.9	$259.3

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 10 – Income Taxes
The effective income tax rates for the quarters ended June 30, 2005 and 2004 were 0.9% and 20.2%. The effective tax rate is lower for the quarter ended June 30, 2005 primarily due to a $29.4 million reversal of the income tax gross-up provision recorded in the fourth quarter of 2004 associated with the one-time incentive to repatriate foreign earnings under the American Jobs Creation Act of 2004. In May 2005, the Internal Revenue Service issued guidance clarifying that the tax gross-up provision does not apply to the foreign earnings repatriated under the one-time incentive. The income tax rates for the six-month periods ending June 30, 2005 and 2004 were 13.8% and 23.6%. In addition to the tax provision reversal, the effective tax rate is lower for the six months ended June 30, 2005 due to the impairment charge in the first quarter of 2005, which is deductible at the US statutory tax rates. Guidant’s effective tax rate is typically lower than the US statutory tax rates primarily due to overseas operations having statutory tax rates that are lower than the US.
Note 11 – Segment Information
Geographic Information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Sales(1):
US	$634.7	$631.3	$1,269.9	$1,248.1
International	339.4	307.5	657.5	624.8

	$974.1	$938.8	$1,927.4	$1,872.9

(1)	Revenues are attributed to countries based on location of the customer.

	June 30,	December 31,
	2005	2004

Property and Equipment, Net:
US	$738.8	$721.6
International	108.3	87.3

	$847.1	$808.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Classes of Similar Products:	2005	2004	2005	2004

Net Sales:
Implantable defibrillator systems	$469.8	$455.7	$947.8	$860.7
Pacemaker systems	173.6	183.1	341.7	362.6
Coronary stent systems	117.6	120.4	232.8	291.8
Angioplasty systems	115.5	111.2	215.6	227.8
Cardiac surgery and peripheral, including carotid and biliary systems	97.6	68.4	189.5	130.0

	$974.1	$938.8	$1,927.4	$1,872.9

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 12 – Acquisitions
AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices, for total consideration of $54.2 million. In April 2005, Guidant made an additional payment of $10.0 million for satisfaction of a clinical milestone related to the development of a minimally invasive ablation procedure, which was accounted for as in-process research and development (IPRD). Payments were recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses. Guidant may make additional milestone payments upon future satisfaction of regulatory, clinical and sales performance criteria.
Biosensors International (Biosensors): In 2003, Guidant recorded a $30.6 million IPRD charge in connection with the acquisition of certain assets of Biosensors’ everolimus eluting stent program and a related performance milestone. An additional IPRD charge of $50.0 million was recorded in the second quarter of 2004 for clinical results related to Biosensors’ everolimus eluting stent trial, FUTURE II. Payments were recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses. Over the course of clinical development, Biosensors may receive additional milestone payments. In addition, Biosensors will receive royalties on future sales of products utilizing Biosensors’ technology.
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
Novartis Pharma AG and Novartis AG (Novartis): In 2002, Guidant entered into an agreement with Novartis that provided Guidant an exclusive worldwide license to use everolimus in drug eluting stents. In the second quarter of 2004, a payment of $15.0 million was made to Novartis for completion of SPIRIT FIRST clinical trial enrollment. This amount was recorded as IPRD, since technological feasibility of the project had not been attained and the research has no alternative future uses. Novartis may receive additional milestone payments over the course of clinical development and receive royalties on future sales of licensed products utilizing everolimus.
Certain of Guidant’s other acquisitions also involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At June 30, 2005, Guidant’s accrual for milestone obligations totaled $8.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $237.3 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.5 million to $53.9 million, of which management currently estimates $43.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.
The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 13 – Discontinued Operations
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
At June 30, 2005 and December 31, 2004, there were $35.2 million and $23.9 million in liabilities related to discontinued operations. Liabilities primarily include accruals for ANCURE-related settlements, severance and product returns.
The following summarizes financial information for discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales(1)	($0.2)	$4.1	($0.9)	$15.4
Loss from discontinued operations before income taxes	(13.8)	(15.0)	(36.7)	(36.1)
Net loss from discontinued operations	(8.8)	(9.1)	(23.2)	(22.7)

(1)	Represents net product returns from customers in 2005.
Note 14 – Contingencies
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
In a special meeting held on April 27, 2005, Guidant shareholders approved the agreement whereby Johnson & Johnson (J&J) will acquire Guidant for $76 per share or $25.4 billion in fully diluted equity. For purposes of the Company’s stock plans, shareholder approval constituted a change of control. As a result of this change of control, each outstanding unvested stock option and restricted stock award granted prior to December 15, 2004 (date of the merger agreement) automatically vested. The effect of this change of control, specifically the vesting of restricted stock awards, resulted in additional compensation expense, including related payroll taxes, of $33.6 million which was recorded in the second quarter of 2005. The agreement, which was announced on December 15, 2004, remains subject to regulatory review as well as other customary closing conditions.
Operating Results – Three and Six Months Ended June 30, 2005
Sales
Guidant reported $974.1 million in worldwide sales for the quarter ended June 30, 2005, representing 4% growth compared to the same period in 2004. Growth in unit volume and increasing prices favorably impacted sales by 2% and 1%. The impact of fluctuations in foreign currency exchange rates increased sales by $8.5 million or 1%. Sales growth was driven primarily by 43% sales growth of cardiac surgery and peripheral, including biliary and carotid systems and supported by stable coronary stent system sales.
Sales for the six months ended June 30, 2005, of $1,927.4 million, increased $54.5 million, or 3% over the same period in 2004. Growth in unit volume favorably impacted sales by 2%, while pricing was flat. The impact of fluctuations in foreign currency exchange rates increased sales by $21.3 million or 1%. Sales growth was driven by 10% growth in implantable defibrillator system sales and 46% growth in sales of cardiac surgery and peripheral, including biliary and carotid systems.
For the three- and six-month periods ended June 30, 2005 sales were negatively impacted by approximately $70.0 million resulting from certain field actions including management’s voluntary decision on June 24, 2005 to temporarily stop selling the Company’s leading CRT-D system. The CRT-D systems returned to the market on August 2, 2005 (see Implantable Defibrillator section below). Management believes that third quarter 2005 sales and net income could be lower than in the third quarter of 2004 due primarily to the temporary unavailability of these systems in the early part of the quarter. Actual results will be dependent upon the success of the relaunch of these systems. Net income in the third quarter of 2004 included a $66.0 million restructuring charge.
Sales Summary—Three Months Ended

	June 30, 2005			% of	June 30, 2004			% of
(In millions)	US	Int’l.	Total	Total	US	Int’l.	Total	Total	Growth

Implantable defibrillator systems	$348.0	$121.8	$469.8	48%	$363.7	$92.0	$455.7	49%	3%
Pacemaker systems	96.0	77.6	173.6	18%	111.2	71.9	183.1	19%	(5%)
Coronary stent systems	61.7	55.9	117.6	12%	51.2	69.2	120.4	13%	(2%)
Angioplasty systems	49.2	66.3	115.5	12%	51.5	59.7	111.2	12%	4%
Cardiac surgery and peripheral, including biliary and carotid systems	79.8	17.8	97.6	10%	53.7	14.7	68.4	7%	43%

	$634.7	$339.4	$974.1	100%	$631.3	$307.5	$938.8	100%

Sales Summary—Six Months Ended

	June 30, 2005			% of	June 30, 2004			% of
(In millions)	US	Int'l.	Total	Total	US	Int'l.	Total	Total	Growth

Implantable defibrillator systems	$714.2	$233.6	$947.8	49%	$687.4	$173.3	$860.7	46%	10%
Pacemaker systems	191.0	150.7	341.7	18%	215.4	147.2	362.6	19%	(6%)
Coronary stent systems	119.0	113.8	232.8	12%	137.4	154.4	291.8	16%	(20%)
Angioplasty systems	91.6	124.0	215.6	11%	105.5	122.3	227.8	12%	(5%)
Cardiac surgery and peripheral, including biliary and carotid systems	154.1	35.4	189.5	10%	102.4	27.6	130.0	7%	46%

	$1,269.9	$657.5	$1,927.4	100%	$1,248.1	$624.8	$1,872.9	100%

Implantable Defibrillator Systems
Sales of implantable defibrillator systems include both sales of implantable cardioverter defibrillator (ICD) and CRT-D systems. Worldwide sales of implantable defibrillator systems for the second quarter of 2005 were $469.8 million, an increase of $14.1 million or 3% over the same period in 2004. Growth was driven primarily by a shift toward higher-value CRT-D systems. US implantable defibrillator system sales decreased 4% to $348.0 million for the second quarter of 2005 and international sales of $121.8 million increased 32% compared to the same period in the prior year primarily due to volume. For the first six months of 2005, sales of worldwide implantable defibrillator systems were $947.8 million, an increase of 10% over the same period in the prior year.
Worldwide implantable defibrillator sales for both the three- and six-month periods ended June 30, 2005 were negatively impacted by approximately $70.0 million primarily from management’s voluntary decision on June 24, 2005 to temporarily stop selling the Company’s leading CRT-D system, including the impact of lower replenishment of hospital owned inventory. Sales of these systems resumed on August 2, 2005 following the approval of product component modifications by the US Food and Drug Administration (FDA) and European regulatory authorities. The Company anticipates restoration of full world wide inventory availability during the month of August; however, sales for the third quarter of 2005 will be adversely impacted due to the temporary unavailability of these systems.
Notwithstanding the above, sales of implantable defibrillator systems increased in the three- and six-month periods ended June 30, 2005 due to the following:
•	ICD and cardiac resynchronization market growth based on the following:
▪	Findings of two Guidant-sponsored clinical trials—MADIT II and COMPANION. MADIT II demonstrated that a broader group of patients would benefit from ICD therapy. The investigators for the COMPANION trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death and hospitalization when compared with optimal drug treatment alone. This trial demonstrated 20% reduction in combined all-cause death and hospitalization by adding Guidant’s CRT-D systems to optimal drug therapy and 36% reduction in all-cause mortality for Guidant’s CRT-D systems for patients with advanced heart failure.

▪	SCD-HeFT clinical trial and expanded national coverage. The National Heart, Lung and Blood Institute’s SCD-HeFT clinical trial was completed in 2003 with the clinical trial results published in the New England Journal of Medicine in January 2005. The results demonstrated positive benefits of implantable defibrillators (reducing death by 23% versus patients who did not receive defibrillators and only received standard drug therapy) in patients with heart failure. Based on these results and other recent clinical trials, CMS expanded national coverage to thousands of patients at risk for sudden cardiac death in January 2005.
•	RAPIDO® delivery system and EASYTRAK® 2 and EASYTRAK 3 leads, which received FDA approval and were launched in August 2004. These products improve the physician’s ability to implant leads to the desired location.

•	Strong market acceptance for CRT-D systems, specifically the CONTAK RENEWAL® family. Sales also benefited from continued acceptance of the VITALITY® family of implantable defibrillator systems, specifically the VITALITY 2.
Pacemaker Systems
Worldwide pacemaker system sales were $173.6 million for the quarter ended June 30, 2005, a 5% decrease over the same period in the prior year primarily due to volume. Sales in the US totaled $96.0 million for the second quarter of 2005, a decrease of 14% compared to the same period in the prior year. International pacemaker system sales increased 8% to $77.6 million for the second quarter of 2005 compared to the same period in 2004. Pacemaker system sales primarily include the INSIGNIA® family of pacemakers. Worldwide pacemaker system sales for the first six months of 2005 were $341.7 million, a decrease of $20.9 million or 6% over the same period in 2004. The pacemaker market has been negatively impacted, in part, by a continuing trend toward the use of implantable defibrillators (including CRT-Ds) in patients who are eligible for and otherwise would have received a pacemaker.

Coronary Stent Systems
Worldwide coronary stent system sales for the second quarter of 2005 were $117.6 million, a decrease of 2% compared to the second quarter of 2004, and an increase of 2% compared to the first quarter of 2005. US coronary stent system sales were $61.7 million for the second quarter of 2005 compared to $51.2 million for the second quarter of 2004. International coronary stent system sales were $55.9 million and $69.2 million for the second quarter of 2005 and 2004. Increasing worldwide penetration of drug eluting stents drove a decrease in the Company’s global metallic stent sales; however, this decrease was more than offset in the US by the increase in revenues earned from J&J through the Company’s supply and co-promotion agreements (see below).
Worldwide coronary stent system sales for the first six months of 2005 were $232.8 million compared to $291.8 million for the same period in the prior year. The decrease for the six-month period is primarily due to declining stent sales in Japan as a result of competitive metallic coronary stent launches since late 2003 and the launch of Cordis’ CYPHER Sirolimus-eluting Coronary Stent System (CYPHER) in Japan in the third quarter of 2004. In addition, the six-month period was also impacted by continued drug eluting stent penetration in the US.
In February 2004, Guidant entered into an agreement with J&J to co-promote the CYPHER. This agreement allows for the immediate US co-promotion of current and future drug eluting stents sold by J&J. It also allows for future co-promotion in Japan. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery technology to J&J, arising from a prior agreement, are included in US coronary stent system sales. Revenues from J&J were $32.2 million and $16.8 million in the second quarter of 2005 and 2004. For the first six months, revenues from J&J were $57.8 million and $37.9 million. Increasing world wide penetration of drug eluting stents in general and the Cypher system specifically, drove the increase in revenues from J&J through both the co-promotion and supply agreements.
Angioplasty Systems
Angioplasty system sales totaled $115.5 million for the second quarter of 2005 compared to $111.2 million for the second quarter of 2004, representing a 4% increase in sales primarily due to volume. Sales of these products for the six months ended June 30, 2005 were $215.6 million compared to $227.8 million for the same period in the prior year, a decrease of 5%. During the second and third quarter of 2004, Guidant announced FDA approval and launched the over-the-wire VOYAGER™ OTW and the rapid exchange VOYAGER RX Coronary Dilatation Catheters. As previously disclosed, certain sizes of the VOYAGER RX were recalled in January 2005, resulting in sales declines for this product during the first quarter of 2005. The VOYAGER RX was re-launched in March 2005.
Cardiac Surgery and Peripheral, Including Biliary and Carotid Systems
Worldwide sales of cardiac surgery and peripheral, including biliary and carotid systems totaled $97.6 million for the second quarter of 2005 compared to $68.4 million for the second quarter of 2004, representing 43% growth. Sales for these systems during the first six months of 2005 were $189.5 million compared to $130.0 million for the same period in 2004, representing a 46% increase. Sales increases were driven by the following products:
•	RX ACCULINK™ Carotid Stent System and the RX ACCUNET™ Embolic Protection System for which Guidant was the first to receive FDA approval in August 2004

•	Continued growth in endoscopic vessel harvesting driven by the VASOVIEW® Endoscopic Vessel Harvesting Systems
Cost of Products Sold
Cost of products sold was $346.2 million and $571.5 million in the second quarter of 2005 and the six months ended June 30, 2005, compared to $234.6 million and $460.9 million for the same respective periods in 2004. Gross profit percentage was 64.5% for the second quarter of 2005 and 70.3% for the six months ended June 30, 2005, compared to 75.0% for the second quarter of 2004 and 75.4% for the six months ended June 30, 2004. The decrease in gross profit percentage in 2005 includes a $113.1 million charge recorded in the second quarter of 2005 for all current and anticipated future costs of the voluntary field actions related to certain of the Company’s implantable defibrillator and pacemaker systems. Included in this charge is $94.0 million related to the estimated costs of device replacement and inventory returns, and $19.1 million for the estimated write down of non-saleable inventory. The $94.0 million charge is based primarily upon the Company’s estimates of the number of devices which physicians may choose to replace. These estimates were determined through a device-specific review of relevant current and historical recall observations, including FDA recall classification, known and expected device failure rates, the presence of non-invasive corrective actions, and the remaining service life of the device. Should the actual costs incurred differ from these assumptions, adjustments to the anticipated costs may be required. Through August 3, 2005, the Company has incurred $16.0 million of actual warranty claims under these programs. Excluding the charge related to these actions, the 2005 gross profit percentages were within Guidant’s historical range.
Research and Development
Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its products. Research and development expense was $143.9 million for the second quarter of 2005, or 14.8% of sales, compared to $136.8 million for the same period in 2004, or 14.6% of sales. Research and development expense for the first six months of 2005 totaled $273.5 million or 14.2% of sales compared to $274.4 million or 14.7% of sales in the same period in 2004. Significant investments in research and development in 2005 included:
•	XIENCE™ V Everolimus Eluting Coronary Stent System is currently being evaluated in the SPIRIT family of clinical trials, which is expected to support filings to obtain regulatory approval to market the product in the US and Europe
▪	In June 2005, Guidant began enrollment in its SPIRIT III drug eluting stent trial. SPIRIT III is a large-scale pivotal clinical trial evaluating XIENCE V, an everolimus eluting coronary stent system utilizing Guidant’s cobalt chromium MULTI-LINK VISION® Coronary Stent System platform.

▪	In July 2005, Guidant began enrollment in its SPIRIT II drug eluting stent clinical study. Results of the SPIRIT II study will provide additional clinical data to support the launch of XIENCE V in several countries outside the US.
•	Bioabsorbable and carotid stent systems

•	Advanced Patient Management applications, designed to enable a physician to monitor patient heart function remotely and automatically

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation devices for cardiac rhythm management, angioplasty, peripheral systems – including carotid stenting systems and cardiac surgery products

In addition to funding internal research and development efforts, Guidant also invests in early-stage technologies through equity investments, acquisitions and other collaborative vehicles.
In-Process Research and Development (IPRD)
Guidant recorded an IPRD charge of $10.0 million for the three- and six- month periods ended June 30, 2005 related to the acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices. This compares to $73.0 million and $99.8 million for the comparable periods in 2004. Key components of the 2004 amount include:
•	Biosensors International–$50.0 million recorded during the second quarter of 2004 in conjunction with clinical results related to the FUTURE II clinical trial

•	Novartis Pharma AG and Novartis AG–$15.0 million payment in April 2004 for completion of SPIRIT FIRST clinical trial enrollment

•	Bioabsorbable Vascular Solutions (BVS)–$6.0 million payment in April 2004 to purchase the remaining interest of BVS, an early-stage developer of bioabsorbable stents. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	AFx, inc.–$22.8 million associated with the February 2004 acquisition of AFx, inc.
The remaining charges in 2004 were primarily for the purchase of technology to be utilized in conjunction with Guidant’s carotid embolic protection systems.
Sales, Marketing and Administrative (SM&A)
SM&A expenses were $351.8 million for the second quarter of 2005 or 36.1% of sales compared to $298.1 million or 31.8% of sales for the same period in 2004. These expenses for the six months ended June 30, 2005 totaled $662.1 million or 34.4% of sales compared to $612.8 million or 32.7% of sales for the same period in 2004. This increase in 2005 is primarily due to higher expense associated with the accelerated vesting of restricted stock awards in 2005.
Total expenses for the three and six months ended June 30, 2005 included $34.9 million and $38.9 million associated with vesting of restricted stock awards compared to $5.8 million and $20.5 million for the same respective periods in 2004. As discussed in Note 2 to the Financial Statements, the vesting of restricted stock awards upon shareholder approval of the merger with J&J on April 27, 2005 resulted in additional compensation expense, including related payroll taxes, of $33.6 million, which was recorded in the second quarter of 2005.
Interest
The components of interest, net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Interest income	($19.0)	($6.6)	($34.6)	($12.8)
Interest expense	7.0	6.4	15.0	11.6

Interest, net	($12.0)	($0.2)	($19.6)	($1.2)

Royalties
Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $12.3 million and $25.0 million for the three and six months ended June 30, 2005 compared to $12.5 million and $24.6 million for the same respective periods in 2004. Net royalty expense included royalty income of less than $1.0 million in both periods presented. At June 30, 2005, the Company had accrued $61.8 million, which represents all royalties and interest potentially payable under the license agreement pertaining to a Mirowski patent covering implantable defibrillator products. The ultimate payment by Guidant will depend on a final ruling regarding the patent. See Part II, Item 1, Legal Proceedings.
Amortization
Amortization expense was $4.8 million for the second quarter of 2005 compared to $7.7 million for the same period in 2004. These expenses for the six months ended June 30, 2005 totaled $12.6 million compared to $15.0 million for the same period in 2004. This decrease is primarily due to the impairment charge recorded in the first quarter of 2005 as discussed below.
Other
Net other income was $0.1 million in the second quarter of 2005 compared to $6.4 million of net other expense in the second quarter of 2004. Net other income for the six months ended June 30, 2005 was $7.2 million compared to $8.9 million of net other expense for the six months ended June 30, 2004. The additional income in 2005 compared to 2004 is primarily due to foreign currency translation gains. The additional expense in 2004 compared to 2005 is primarily due to equity investments that were considered permanently impaired in 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Other expense	$2.8	$9.6	$3.4	$13.9
Other income	(2.9)	(3.2)	(10.6)	(5.0)

Other, net	($0.1)	$6.4	($7.2)	$8.9

Impairment Charge
During the first quarter of 2005, the Company recorded a $60.0 million impairment charge related to the write-down of assets associated with the FX miniRAIL Dilatation Catheter. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reassessed the expected future financial performance of the FX miniRAIL Dilatation Catheter, acquired from X Technologies, Inc., noting that the value of the expected future cash flows is less than the carrying value of the related intangible asset. Among other reasons, this was the result of (a) a decrease in demand for the product for use in treating in-stent restenosis as drug eluting stents have reduced the incidence of this condition, and (b) demand for the product for use in pre-dilating vessels in advance of implanting drug eluting stents not developing as anticipated.
Income Tax
The effective income tax rates for the quarters ended June 30, 2005 and 2004 were 0.9% and 20.2%. The effective tax rate is lower for the quarter ended June 30, 2005 primarily due to a $29.4 million reversal of the income tax gross-up provision recorded in the fourth quarter of 2004 associated with the one-time incentive to repatriate foreign earnings under the American Jobs Creation Act of 2004. In May 2005, the Internal Revenue Service issued guidance clarifying that the tax gross-up provision does not apply to the foreign earnings repatriated under the one-time incentive. The income tax rates for the six-month periods ending June 30, 2005 and 2004 were 13.8% and 23.6%. In addition to the tax provision reversal, the effective tax rate is lower for the six months ended June 30, 2005 due to the impairment charge in the first quarter of 2005, which is deductible at the US statutory tax rates. Guidant’s effective tax rate is typically lower than the US statutory tax rates primarily due to overseas operations having statutory tax rates that are lower than the US.
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
At June 30, 2005 and December 31, 2004, there were $35.2 million and $23.9 million in liabilities related to discontinued operations. Liabilities primarily include accruals for ANCURE-related settlements, severance and product returns.
The following summarizes financial information for discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004

Net sales (1)	($0.2)	$4.1	($0.9)	$15.4
Loss from discontinued operations before income taxes	(13.8)	(15.0)	(36.7)	(36.1)
Net loss from discontinued operations	(8.8)	(9.1)	(23.2)	(22.7)

(1)	Represents net product returns from customers in 2005.
Liquidity and Capital Resources

	June 30,	December 31,
(Dollars in millions)	2005	2004

Cash and cash equivalents and short-term investments (1)	$2,597.2	$2,214.3
Working capital	$2,922.4	$2,679.2
Current ratio (2)	3.4:1.0	3.6:1.0
Net cash position (3)	$2,241.4	$1,555.1
Days receivable outstanding	77	79

(1)	Short-term investments consist primarily of highly rated commercial paper and US Government securities with maturities greater than three months. Similar investments with maturities of less than three months are included in cash and cash equivalents.

(2)	Current ratio is lower at June 30, 2005 primarily due to $350.0 million of long-term notes (due in February 2006), which were classified as long-term debt as of December 31, 2004.

(3)	Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At June 30, 2005, Guidant’s accrual for milestone obligations totaled $8.3 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $237.3 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months range from $2.5 million to $53.9 million, of which management currently estimates $43.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.
Summary of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2005	2004	Change

Net cash provided by (used for):
Operating activities	$658.9	$495.5	$163.4
Investing activities	(412.8)	(337.1)	(75.7)
Financing activities	(103.1)	67.5	(170.6)
Effect of exchange rate changes on cash	(14.6)	(3.7)	(10.9)

Net increase in cash and cash equivalents	$128.4	$222.2	($93.8)

Net cash provided by operating activities was $658.9 million for the first six months of 2005, an increase of $163.4 million primarily due to:
•	$52.6 million additional payments to vendors during the first six months of 2004 compared to the first six months of 2005

•	$30.0 million additional bonus payouts during the first six months of 2004 compared to the first six months of 2005
Net cash used for investment activities was $412.8 million for the first six months of 2005, an increase of $75.7 million compared to the same period in the prior year primarily due to:
•	$153.8 million increase in net purchases of short-term investments. The majority of short-term investments are interest-bearing investments with maturities between three and six months.
partially offset by:
•	$64.7 million additional cash used for acquisitions during the first six months of 2004 compared to the first six months of 2005.

Net cash used for financing activities was $103.1 million for the first six months of 2005, a change of $170.6 million compared to the same period in the prior year, primarily due to:
•	$303.1 million net payments on borrowings during the first six months of 2005 compared to an increase in borrowings of $6.1 million during the first six months of 2004 partially offset by:
•	$101.4 million additional repurchases of common stock during the first six months of 2004 compared to the first six months of 2005

•	$39.7 million additional cash provided by issuances of common stock primarily for stock option exercises in the first six months of 2005
Exchange rate fluctuations decreased cash by $14.6 million for the six months ended June 30, 2005 compared to a decrease of $3.7 million for the same period in the prior year due to the US dollar strengthening relative to the Euro more during the first half of 2005 compared to the first half of 2004.
At June 30, 2005, the Company had outstanding borrowings of $355.8 million at a weighted average interest rate of 5.5%, consisting primarily of $350.0 million principal balance in long-term notes due in 2006. The Company has two credit facilities aggregating $900.0 million under which there are currently no outstanding borrowings. The Company classified $350.3 million as short-term debt at June 30, 2005. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash requirements, including planned capital expenditures of up to $308.0 million for the remainder of 2005. The Company repatriated approximately $1.5 billion of overseas cash during the first half of 2005 under the American Jobs Creation Act of 2004.
The Company has recognized net deferred tax assets aggregating $343.8 million at June 30, 2005, compared to $251.3 million at December 31, 2004. Net deferred tax assets increased because the tax expense on the repatriation of cash was originally deferred in 2004 and is now currently payable as a result of the repatriation of cash during 2005. This repatriation of overseas cash also resulted in a corresponding increase to current taxes payable. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

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
Guidant continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals and various other assumptions believed to be reasonable. From time to time, material changes in critical accounting estimates may occur due to changes in methodology in computing the estimate, additional estimates that meet the above criteria, or changes in assumptions underlying the estimate. Due to the field actions discussed in the Field Actions section of this filing, management considers its estimates for product warranties to be critical for the period covered by this filing, based on the criteria set forth above.
Product Warranties – Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates.
No other material changes have been made to the Company’s critical accounting estimates, which are described in the Company’s latest Form 10-K.
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
•	A subset of PRIZM® 2 DR ICDs related to the deterioration in a wire insulator which, in conjunction with other factors, may result in a short, and thereby prevent the device from delivering therapy. The FDA classified this action as a Class I recall. Guidant has elected to provide supplemental warranty coverage for products impacted by this field action. Sales of this product have been largely replaced by the VITALITY family of products since 2003.

•	A subset of CONTAK RENEWAL 1 and 2 CRT-Ds related to the deterioration in a wire insulator, which in conjunction with other factors, may result in a short and thereby prevent the device from delivering therapy. The FDA classified this action as a Class I recall. Guidant has elected to provide supplemental warranty coverage for products impacted by this field action. These products manufactured after August 26, 2004 (unaffected by this field action) are currently available for sale.

•	The AVT family of ICDs and CRT-Ds related to the potential for a rare memory latching event. The Company notified physicians of a non-invasive programming change, which was subsequently updated in another field action (see below). A non-invasive software solution is expected to be available in the fourth quarter of 2005, pending regulatory approval. No supplemental warranty coverage was required for this field action. The FDA classified this action as a Class II recall.

•	RENEWAL 3 and 4 CRT-Ds related to a magnetic switch component which in rare instances may become stuck in the closed position, potentially inhibiting the device’s ability to deliver therapy when required, and can accelerate battery depletion. The Company temporarily stopped selling these products and advised physicians of a non-invasive programming change that can be completed at the next regularly scheduled patient follow-up which would serve to mitigate the occurrence of this potential failure. This programming change eliminates the need to provide supplemental warranty coverage for currently implanted units; however, the Company requested that all unused inventory be returned to the Company. The FDA classified this action as a Class II recall. The Company resumed sales of the Renewal 3 and 4 CRT-D systems on August 2, 2005, following FDA and European Community approval of product component modifications.

•	Guidant learned of a Product Removal Notice issued by a manufacturer of introducers for Guidant and one of Guidant’s suppliers. Guidant is replacing all affected hospital owned inventory at no charge; however, because introducers are only used during the implant process, Guidant recommends no changes to post-implant patient follow-up.

•	A subset of the PDM family of pacemakers related to the potential failure of a hermetic sealing component which may gradually degrade resulting in higher than normal moisture content developing within the device late in the products life which could prevent the device from performing properly. The FDA classified this action a Class I recall. Guidant has elected to provide supplemental warranty coverage for products impacted by this field action. Sales of this product family have been largely replaced by the INSIGNIA family of products since 2003.

•	Notified physicians of an updated corrective action regarding the non-invasive programming change for the AVT family of ICDs and CRT-Ds.

In July 2005, Guidant conducted a voluntary recall of the HEARTSTRING® II Aortic Cutter, part of the HEARTSTRING® II Proximal Seal System used in clampless beating heart surgery, based on complaints relating to incomplete or no aortotomy with the use of the Aortic Cutter. Updates to the Instructions For Use were also explained in the customer notification.
All of the field actions discussed above have been reported to and discussed with the FDA and applicable regulatory authorities worldwide. The Company continues to work closely with the FDA and other regulatory bodies on these matters.
Cautionary Factors
Certain statements included in this filing are forward-looking, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, drug eluting stent development, recovery of tax assets and the outcome of other tax matters, capital expenditures, cash flows, costs of research programs, the timing of discontinued operations and the timing of product developments. The statements are based on assumptions about many important factors, including assumptions concerning:
•	ICD system revenue growth driven by continued developments in future clinical science, publication of clinical results, reimbursement decisions and new competition.

•	Actual costs incurred related to the product field actions.

•	Coronary stent business developments: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected metallic coronary stent sales and will continue to impact the Company’s financial results.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant’s industry.

•	Changes in the location or volume of production or changes in tax law.

•	Progress in closing the pending transaction with J&J, including satisfaction of conditions to closing, such as regulatory approvals in the US, Europe and elsewhere, and other customary closing conditions.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, all as further described in Exhibit 99 to this report.
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
On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular, Inc.) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of its balloon-expandable coronary and peripheral stents infringes the Boneau patents Medtronic Vascular claims to own. The suit was consolidated with a suit by ACS alleging infringement by Medtronic Vascular of the Company’s Lau stent patents. The Medtronic Vascular complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic Vascular is seeking injunctive relief, co-ownership of the Lau patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic Vascular are invalid and/or unenforceable. This suit is one of a number of suits brought by Medtronic Vascular under the Boneau patents against most of the substantial participants in the stent business. The allegations made by Medtronic Vascular are wide-ranging and cover the Company’s stent products broadly. Accordingly, while potential liability cannot be estimated with any certainty, an adverse outcome could have a material impact on results of operations or consolidated financial position. However, on January 5, 2005, the court ruled: Guidant’s stents do not infringe the Boneau patents; Medtronic

Vascular’s state law claims regarding alleged misappropriation of trade secrets were time-barred due to the statute of limitations; and Mr. Boneau was not a co-inventor of the Lau patents. On March 16, 2005, Medtronic Vascular filed an appeal to the US Court of Appeals for the Federal Circuit regarding the District Court’s rulings on non-infringement of the Boneau patents and on Medtronic Vascular’s trade secret misappropriation claims. The Company expects to respond appropriately to the appeal, which may be heard in late 2005 or early 2006. A jury verdict on February 18, 2005, in the US District Court in Delaware, found that all twelve of the accused Medtronic Vascular stent delivery system products infringe at least one of the asserted Lau patent claims. Further, the jury verdict found that none of the asserted Lau patent claims were invalid. An allegation by Medtronic Vascular that the Lau patent claims found to be infringed by Medtronic Vascular products are unenforceable for inequitable conduct was contested by the Company in a bench trial held in the US District Court in Delaware June 7-8, 2005. The parties’ post trial briefing activity is scheduled to extend into October 2005, after which it is expected that the Court will render its verdict. The timing for this verdict is at the Court’s convenience, which is expected in either late 2005 or early 2006. Assuming the asserted and infringed Lau patent claims are not found to be unenforceable, a jury trial to determine damages based upon Medtronic Vascular’s infringement will be conducted; however, this trial has not yet been scheduled.
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
On April 14, 2003, Medinol Ltd. (Medinol) filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA®, MULTI-LINK PENTA® and MULTI-LINK VISION Coronary Stent Systems infringes five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. On September 30, 2004, the court issued a decision interpreting certain disputed terms in Medinol’s patents. Since then, Medinol has withdrawn its infringement allegations relating to two of the five initially asserted patents. Certain pretrial matters are currently ongoing, although no date has been set for trial on the remaining three patents.
On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc., had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been notified of additional claims and served with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has outstanding approximately forty suits, and more suits may be filed. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce the Company’s exposure with respect to ANCURE claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.
Also following the EVT plea, the Company was served with securities class action and shareholder derivative complaints relating to the ANCURE System. The securities class action has been dismissed with prejudice and without payment by the Company. The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, generally allege that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court suits have been stayed in favor of the federal action. The Company has filed a motion to dismiss the federal action, which motion is fully briefed. In connection with the briefing, the court certified an issue to the Indiana Supreme Court relating to the plaintiffs’ obligation to make a demand on the Company’s Board of Directors before filing a lawsuit. The parties are awaiting a ruling on the certified issue.
On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company, and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, a bench trial was held in November 2004. On July 19, 2005 the judge issued an order upholding the validity of the patent.
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
Mirowski and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that US Patent No. 4,407,288, which was licensed to CPI and expired in December 2003, was valid but not infringed by St. Jude’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. St. Jude’s request for additional Federal Circuit review was denied, and the case has been sent back to the District Court for further proceedings. St. Jude has also sought review of the Federal Circuit’s decision in the US Supreme Court, which was denied. The parties are awaiting assignment of a judge and a new trial schedule in the District Court.
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
In April 2005, Joseph Kopstein filed suit against the Company, as the successor to X Technologies, Inc., and several other defendants in the Superior Court of the State of California, County of San Diego, alleging, among other things, breach of contract and fraud related to shares that he held in X Technologies. X Technologies was acquired by the Company in June of 2003. See Note 7 to the Consolidated Financial Statements.
Beginning in late June 2005, three securities class action complaints were filed on behalf of Company shareholders in the United States District Court for the Southern District of Indiana, against the Company and several of its officers. The complaints allege that the defendants concealed adverse information about the Company’s defibrillators and sold stock in violation of federal securities laws. The complaints seek class certification, monetary damages, and injunctive relief.
In July 2005, a purported class action complaint was filed on behalf of participants in the Company’s employee pension benefit plans. This action is also in the United States District Court for the Southern District of Indiana, against the Company and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132. Specifically, the complaint alleges that Company fiduciaries concealed adverse information about the Company’s defibrillators and imprudently made contributions to the Company’s 401(k) plan and employee stock ownership plan in the form of Company stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees.
Approximately twenty-one product liability class actions and eleven individual actions have been filed in various state and federal jurisdictions against the Company as a result of the Company’s recent implantable defibrillator and pacemaker systems field actions. An additional action is filed in Canada. The complaints generally allege strict liability, negligence, warranty and other common law and/or statutory claims. The majority of claimants alleges no physical injury, but is suing for medical monitoring and anxiety. The complaints generally seek class certification, monetary damages and injunctive relief.
Approximately seventy former employees have filed charges against the Company with the United States Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that the Company discriminated against the former employees on the basis of their age when the Company terminated their employment in August 2004. The EEOC has not yet rendered a decision on the charges.

On July 22, 2005, Tamela Ivens filed suit against Guidant and Guidant Sales Corporation in the US District Court for the District of Minnesota to recover damages including double the amount paid by Medicare to reimburse health care providers for all health care services provided to Plaintiff and all other Medicare beneficiaries resulting from recalled Guidant ICDs. Ivens purports to bring the action in her representative capacity as a “private attorney general” pursuant to the private cause of action provisions of the Medicare as Secondary Payer Statute. Ivens alleges liability against Guidant on grounds, among other things, of strict liability, negligence, breach of express and implied warranty, misrepresentation by omission, constructive fraud, and violation of various Minnesota state statutes.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company during the quarter ended June 30, 2005, of the Company’s common shares:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of Shares
		Average	as Part of Publicly	That May Yet Be
	Total Number of	Price Per	Announced	Purchased Under
Period	Shares Purchased (1)	Share	Program	the Program
04/01/05- 04/30/05	353,962	$74.00	—	—

05/01/05- 05/31/05	—	—	—	—

06/01/05- 06/30/05	—	—	—	—

(1)	Guidant repurchased 353,962 common shares to pay employee withholding taxes due upon the vesting of restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held a special meeting of shareholders on April 27, 2005 to vote to approve the Agreement and Plan of Merger dated as of December 15, 2004 related to the acquisition of Guidant by J&J. The acquisition was approved as follows:

For	207,977,295	shares

Against	475,552	shares

Abstain	1,792,304	shares
Item 6. Exhibits
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION

(Registrant)

Date: August 5, 2005	/s/ Keith E. Brauer

Vice President, Finance and
Chief Financial Officer

Date: August 5, 2005	/s/ Peter J. Mariani

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