Form 10-Q
period 2005-09-30
GUIDANT CORP
filed 2005-11-07
CIK 929987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of common stock outstanding as of November 3, 2005:

Class	Number of Shares Outstanding

Common	331,797,395

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 4. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification
Certification
Certification
Certification
Factors Possibly Affecting Future Operating Results

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
GUIDANT CORPORATION
Consolidated Statements of Income
(In millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$795.0	$924.5	$2,722.4	$2,797.4
Cost of products sold	170.2	228.7	741.7	689.6

Gross profit	624.8	695.8	1,980.7	2,107.8

Research and development	152.7	124.4	426.2	398.8
Purchased in-process research and development	65.0	—	75.0	99.8
Sales, marketing and administrative	327.8	282.1	989.9	894.9
Interest, net	(16.5)	(2.5)	(36.1)	(3.7)
Royalties, net	10.9	12.6	35.9	37.2
Amortization	4.8	7.7	17.4	22.7
Other, net	2.7	5.3	(4.5)	14.2
Impairment charge	—	—	60.0	—
Restructuring charge	—	66.0	—	66.0

Income from continuing operations before income taxes	77.4	200.2	416.9	577.9

Income taxes	12.0	39.5	58.7	128.6

Income from continuing operations	65.4	160.7	358.2	449.3

Loss from discontinued operations, net of income taxes	—	(7.1)	(23.2)	(29.8)

Net income	$65.4	$153.6	$335.0	$419.5

Earnings per share-basic
Income from continuing operations	$0.20	$0.51	$1.11	$1.45
Loss from discontinued operations, net of income taxes	—	(0.02)	(0.07)	(0.10)

Net income	$0.20	$0.49	$1.04	$1.35

Earnings per share-diluted
Income from continuing operations	$0.20	$0.50	$1.08	$1.40
Loss from discontinued operations, net of income taxes	—	(0.02)	(0.07)	(0.09)

Net income	$0.20	$0.48	$1.01	$1.31

Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,995.1	$1,894.2

Short-term investments	727.3	320.1

Accounts receivable, net of allowances of $18.1 (2005) and $22.0 (2004)	723.3	845.9

Inventories	384.9	353.9

Deferred income taxes	326.8	215.1

Prepaid expenses and other current assets	112.5	78.7

Total Current Assets	4,269.9	3,707.9

Other Assets
Goodwill	512.3	511.7

Other intangible assets, net	91.5	168.8

Deferred income taxes	84.9	36.2

Investments	86.3	81.5

Sundry	56.9	57.2

Total Other Assets	831.9	855.4

Property and equipment, net of accumulated depreciation of $852.8 (2005) and $780.4 (2004)	882.9	808.9

Total Assets	$5,984.7	$5,372.2

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable	$91.0	$56.2

Employee compensation	109.8	141.3

Other liabilities	303.7	284.8

Income taxes payable	322.8	220.5

Short-term debt	350.1	302.0

Current liabilities of discontinued operations	29.2	23.9

Total Current Liabilities	1,206.6	1,028.7

Noncurrent Liabilities
Long-term debt	5.0	357.2

Other	240.2	244.2

Total Noncurrent Liabilities	245.2	601.4

Commitments and Contingencies

Shareholders’ Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 331,386,000 (2005) 320,692,000 (2004)	998.5	609.1

Additional paid-in capital	572.5	344.6

Retained earnings	2,895.1	2,657.6

Deferred cost, ESOP	(9.6)	(12.6)

Unearned compensation	(88.5)	(36.9)

Accumulated other comprehensive income	164.9	180.3

Total Shareholders’ Equity	4,532.9	3,742.1

Total Liabilities and Shareholders’ Equity	$5,984.7	$5,372.2

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION
Consolidated Statements of Cash Flows
(In millions)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$335.0	$419.5
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation	108.3	105.2
Amortization of other intangible assets	17.4	22.7
Provision for inventory and accounts receivable	35.8	20.6
Purchased in-process research and development	75.0	99.8
Deferred income taxes	(185.9)	(28.4)
Compensation associated with equity programs	79.6	70.4
Impairment charge	60.0	—
Other noncash, net	29.6	37.6

	554.8	747.4

Changes in Operating Assets and Liabilities
Receivables	65.8	(42.1)
Inventories	(80.6)	13.7
Prepaid expenses and other current assets	(20.1)	(10.2)
Accounts payable and accrued liabilities	(5.1)	(44.4)
Income taxes payable	225.3	121.0
Other liabilities	93.3	(8.6)

Net Cash Provided by Operating Activities	833.4	776.8

Investing Activities
Additions of property and equipment, net	(189.7)	(161.4)
Acquisitions, net of cash acquired	(80.0)	(104.8)
Net purchases of short-term investments	(407.2)	(470.8)
Net purchases of equity investments	(6.7)	(26.3)

Net Cash Used for Investing Activities	(683.6)	(763.3)

Financing Activities
Decrease in borrowings, net	(303.6)	(171.2)
Issuance of common stock under stock plans and other capital transactions	392.2	360.8
Dividends paid	(97.5)	(93.6)
Repurchase of common stock	(26.1)	(128.0)

Net Cash Used for Financing Activities	(35.0)	(32.0)

Effect of Exchange Rate Changes on Cash	(13.9)	(8.7)

Net Increase (Decrease) in Cash and Cash Equivalents	100.9	(27.2)

Cash and Cash Equivalents at Beginning of Period	1,894.2	1,468.2

Cash and Cash Equivalents at End of Period	$1,995.1	$1,441.0

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
Note 2 — Pending Merger
In a special meeting held on April 27, 2005, Guidant shareholders approved the agreement whereby Johnson & Johnson (J&J) will acquire Guidant for $76 per share or $25.4 billion in fully diluted equity. For purposes of the Company’s stock plans, shareholder approval constituted a change of control. As a result of this change of control, each outstanding unvested stock option and restricted stock award granted prior to December 15, 2004 (date of the merger agreement) automatically vested. The effect of this change of control, specifically the vesting of restricted stock awards, resulted in additional compensation expense, including related payroll taxes, of $33.6 million which was recorded in the second quarter of 2005. On November 2, 2005, the Federal Trade Commission agreed to terminate the Hart-Scott-Rodino Act waiting period applicable to Guidant’s pending acquisition by J&J, the last required regulatory approval for the merger. On the same date, J&J publicly stated that they believe that recent product recalls and related matters have had a material adverse effect on Guidant and, as a result, J&J is not required to close the Guidant acquisition. Guidant informed J&J that the parties remain legally obligated to complete the transaction in accordance with their agreement. On November 7, 2005, Guidant announced that it was initiating a lawsuit in the United States District Court for the Southern District of New York against J&J seeking specific performance of J&J’s obligation to complete its acquisition of Guidant in accordance with the agreement between the parties.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 3 — Stock-Based Compensation
The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model, the attribution method and a forfeiture rate of 10%. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of future stock option grant volume and potential changes in assumptions driven by market factors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Reported net income (1)	$65.4	$153.6	$335.0	$419.5
Deduct: Stock-based compensation not reflected in net income, net of tax (2)	1.8	13.3	39.5	41.3

Pro forma net income	$63.6	$140.3	$295.5	$378.2

Earnings per share:
Basic-as reported	$0.20	$0.49	$1.04	$1.35

Basic-pro forma	$0.19	$0.45	$0.91	$1.22

Diluted-as reported	$0.20	$0.48	$1.01	$1.31

Diluted-pro forma	$0.19	$0.44	$0.89	$1.18

(1)	Reported amount for the nine months ended September 30, 2005 includes expense associated with restricted stock awards, including $33.6 million as a result of the Company’s shareholders’ approval of the plan of merger with Johnson & Johnson (J&J) on April 27, 2005, which accelerated the vesting of these awards.

(2)	Pro forma compensation expense of $21.9 million is reflected in the nine months ended September 30, 2005 as a result of the Company’s shareholders’ approval of the plan of merger with J&J on April 27, 2005, which accelerated the vesting of these options.
On June 1, 2005, Guidant granted approximately 1.3 million restricted stock awards. Restricted stock awards are recorded at fair value at the date of the grant and expensed ratably over the vesting period. In general, restricted stock awards vest after three years, and may vest earlier upon a qualifying disability, death, retirement or change in control. The June 2005 restricted stock awards will not vest upon completion of the pending acquisition of Guidant by J&J; rather, these awards will be converted on the same basis as common shares.
Note 4 — Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2005	2004

Finished products	$229.8	$181.2
Work-in-process	48.0	64.5
Raw materials and supplies	107.1	108.2

	$384.9	$353.9

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 5 — Product Warranties
Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates.
Supplemental Warranty Programs
During the second quarter of 2005, the Company recorded a $113.1 million charge to cost of products sold, including a $94.0 million warranty charge to cover the current and anticipated future costs associated with supplemental warranty programs resulting from a series of field actions for certain implantable defibrillators and pacemakers and $19.1 million for estimated write downs of non-saleable inventory. The $94.0 million charge was based primarily upon the Company’s estimates of the number of devices which physicians may choose to replace under the programs. These estimates were determined through a device-specific review of relevant current and historical product recall observations, including US Food and Drug Administration (FDA) recall classification, known and expected device failure rates, the presence of non-invasive corrective actions and the remaining service life of the device. The supplemental warranty programs are available through December 31, 2005 and cover the product and certain costs should a physician determine replacement of a patient’s device is appropriate, as well as the return of any unused inventory. Based on the most recent information available (inclusive of Guidant’s actual experience, industry data and market research), the Company currently estimates the ultimate number of warranty claims that will be made under the supplemental warranty program will be lower than originally estimated. As a result of this change in estimate, the Company lowered its accrual associated with supplemental warranty programs by approximately $28.0 million during the third quarter of 2005.
During the third quarter of 2005, the Company recorded an $11.0 million charge to cost of products sold, including a $9.5 million warranty charge to cover the current and anticipated future costs associated with the OMNILINK® .035 and .018 Biliary Stent System field action taken in the third quarter of 2005 (see Field Actions and Other Communications). The charge primarily relates to the sales value of customer inventory recalled under this field action.
Warranty accruals are adjusted from time to time when warranty claim experience differs from estimates and when a supplemental warranty is provided. A summary of the changes in the product warranty activity is as follows:

	Nine Months Ended
	September 30,
	2005	2004

January 1	$20.1	$22.3
Provisions for product warranties	117.5	8.4
Change in estimate	(28.0)	—
Settlements during the period	(49.9)	(11.6)

September 30	$59.7	$19.1

Note 6 — Impairment Charge
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

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 7 — Earnings Per Share
The following table sets forth the computation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Income from continuing operations	$65.4	$160.7	$358.2	$449.3
Loss from discontinued operations, net of income taxes	—	(7.1)	(23.2)	(29.8)

Net income	$65.4	$153.6	$335.0	$419.5

Earnings per share-basic
Income from continuing operations	$0.20	$0.51	$1.11	$1.45
Loss from discontinued operations, net of income taxes	—	(0.02)	(0.07)	(0.10)

Net income	$0.20	$0.49	$1.04	$1.35

Earnings per share-diluted
Income from continuing operations	$0.20	$0.50	$1.08	$1.40
Loss from discontinued operations, net of income taxes	—	(0.02)	(0.07)	(0.09)

Net income	$0.20	$0.48	$1.01	$1.31

Weighted average common shares outstanding	327.62	312.70	323.67	310.70
Effect of dilutive stock options and unvested restricted stock awards	7.60	7.98	8.57	9.10

Weighted average common shares outstanding and assumed conversions	335.22	320.68	332.24	319.80

Note 8 — Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$65.4	$153.6	$335.0	$419.5
Other comprehensive income:
Currency translation	(1.7)	7.6	(61.2)	(16.6)
Unrealized gains on foreign exchange contracts	2.0	4.9	45.8	22.5

Comprehensive income	$65.7	$166.1	$319.6	$425.4

Note 9 — Segment Information
Geographic Information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Sales (1):
US	$519.5	$638.1	$1,789.4	$1,886.2
International	275.5	286.4	933.0	911.2

	$795.0	$924.5	$2,722.4	$2,797.4

(1)	Revenues are attributed to countries based on location of the customer.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 9 — Segment Information (continued)

	September 30,	December 31,
	2005	2004

Property and Equipment, Net:
US	$758.4	$721.6
International	124.5	87.3

	$882.9	$808.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Classes of Similar Products:	2005	2004	2005	2004

Net Sales:
Implantable defibrillator systems	$330.6	$444.6	$1,278.4	$1,305.3
Pacemaker systems	153.3	181.2	495.0	543.8
Coronary stent systems	112.2	122.1	345.0	413.9
Angioplasty systems	107.5	104.8	323.1	332.6
Cardiac surgery and peripheral, including carotid and biliary systems	91.4	71.8	280.9	201.8

	$795.0	$924.5	$2,722.4	$2,797.4

Note 10 — Acquisitions
AFx, inc.: On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices, for total consideration of $54.2 million. In April 2005, Guidant made an additional payment of $10.0 million for satisfaction of a clinical milestone related to the development of a minimally invasive ablation procedure, which was accounted for as in-process research and development (IPRD). The milestone payment was recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses. Guidant may make an additional milestone payment upon future satisfaction of sales performance criteria.
Biosensors International (Biosensors): In 2003, Guidant acquired certain assets of Biosensors’ everolimus eluting stent program. An IPRD charge of $50.0 million was recorded in the second quarter of 2004 for clinical results related to Biosensors’ everolimus eluting stent trial, FUTURE II. Payments were recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses. In addition, Biosensors will receive royalties on future sales of products utilizing its technology.
Bioabsorbable Vascular Solutions (BVS): In March 2003, Guidant acquired the majority interest in BVS and purchased the remaining interest for $6.0 million in April 2004. This payment was accounted for as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. Guidant may pay milestone payments over the course of clinical development.
Novartis Pharma AG and Novartis AG (Novartis): In 2002, Guidant entered into an agreement with Novartis that provided Guidant an exclusive worldwide license to use everolimus in drug eluting stents. In the second quarter of 2004, a payment of $15.0 million was made to Novartis for completion of SPIRIT FIRST clinical trial enrollment. In September 2005, a $40.0 million payment was made to Novartis for satisfaction of another clinical milestone—enrollment of more than 300 patients in the SPIRIT II and SPIRIT III clinical trials. In addition, $20.0 million was earned and accrued and will be paid upon satisfaction of a future clinical milestone or December 31, 2006, whichever is earlier. All amounts were recorded as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. Novartis may receive an additional milestone payment over the course of clinical development and receive royalties on future sales of licensed products utilizing everolimus.

GUIDANT CORPORATION
Notes to Consolidated Financial Statements
Note 10 — Acquisitions (continued)
Certain of Guidant’s other acquisitions also involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At September 30, 2005, Guidant’s accrual for milestone obligations totaled $25.8 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $212.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months could be up to $71.4 million, of which management currently estimates $58.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.
The operating results of all acquisitions are included in the Company’s consolidated financial statements from the date of each acquisition.
Note 11 — Contingencies
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
In a special meeting held on April 27, 2005, Guidant shareholders approved the agreement whereby Johnson & Johnson (J&J) will acquire Guidant for $76 per share or $25.4 billion in fully diluted equity. For purposes of the Company’s stock plans, shareholder approval constituted a change of control. As a result of this change of control, each outstanding unvested stock option and restricted stock award granted prior to December 15, 2004 (date of the merger agreement) automatically vested. The effect of this change of control, specifically the vesting of restricted stock awards, resulted in additional compensation expense, including related payroll taxes, of $33.6 million which was recorded in the second quarter of 2005. On November 2, 2005, the Federal Trade Commission agreed to terminate the Hart-Scott-Rodino Act waiting period applicable to Guidant’s pending acquisition by J&J, the last required regulatory approval for the merger. On the same date, J&J publicly stated that they believe that recent product recalls and related matters have had a material adverse effect on Guidant and, as a result, J&J is not required to close the Guidant acquisition. Guidant informed J&J that the parties remain legally obligated to complete the transaction in accordance with their agreement. On November 7, 2005, Guidant announced that it was initiating a lawsuit in the United States District Court for the Southern District of New York against J&J seeking specific performance of J&J’s obligation to complete its acquisition of Guidant in accordance with the agreement between the parties.
Operating Results — Three and Nine Months Ended September 30, 2005
Sales
Guidant reported $795.0 million in worldwide sales for the quarter ended September 30, 2005, representing a 14% decrease compared to the same period in 2004, primarily due to volume. Sales for the nine months ended September 30, 2005 were $2,722.4 million, a decrease of 3% compared to the same period in 2004. Decreases in price and unit volume each negatively impacted sales by 2%, partially offset by fluctuations in foreign currency exchange rates which increased sales by $22.3 million, or 1%.
The decrease in unit volume for the three- and nine-month periods was primarily due to the impact of various implantable defibrillator and pacemaker system field actions incurred through the third quarter, including certain voluntary product recalls and physician notifications (hereinafter referred to as “product communications”). These product communications included management’s voluntary decision on June 24, 2005 to temporarily stop selling the Company’s leading CRT-D systems, which were returned to the market beginning on August 2, 2005. The impact of the product communications resulted in lower market share for implantable defibrillator and pacemaker systems for the third quarter of 2005 compared to the prior year. This decrease in implantable defibrillator and pacemaker system unit volume was partially offset by continued volume growth of cardiac surgery and peripheral, including biliary and carotid systems.
Throughout the quarter, the Company made progress in regaining market share. US data suggest implantable defibrillator implant rates versus pre-recall experience fell to a low of 45% for the month of July, averaged 62% for the full third quarter, and averaged approximately 80% for the month of September compared to the March — May average. Further, the September average rate was approximately 100% of the year-ago implant level. However, this rate declined somewhat in the month of October, and over time may continue to fluctuate for a variety of reasons including customer perceptions of the product communications, market acceptance of the recently launched products discussed below, as well as regulatory and competitive developments. Given the October experience, management believes fourth quarter 2005 sales and income from continuing operations before income taxes are likely to be lower than the fourth quarter of 2004. The extent of the impact will be dependent on the pace at which the Company regains implantable defibrillator and pacemaker system market share.
Sales Summary—Three Months Ended

	September 30, 2005			% of	September 30, 2004			% of
(In millions)	US	Int’l.	Total	Total	US	Int’l.	Total	Total	Growth

Implantable defibrillator systems	$245.8	$84.8	$330.6	42%	$356.9	$87.7	$444.6	48%	(26%)
Pacemaker systems	85.4	67.9	153.3	19%	112.1	69.1	181.2	20%	(15%)
Coronary stent systems	63.8	48.4	112.2	14%	60.0	62.1	122.1	13%	(8%)
Angioplasty systems	47.7	59.8	107.5	14%	50.4	54.4	104.8	11%	3%
Cardiac surgery and peripheral, including biliary and carotid systems	76.8	14.6	91.4	11%	58.7	13.1	71.8	8%	27%

	$519.5	$275.5	$795.0	100%	$638.1	$286.4	$924.5	100%

Sales Summary—Nine Months Ended

	September 30, 2005			% of	September 30, 2004			% of
(In millions)	US	Int’l.	Total	Total	US	Int’l.	Total	Total	Growth

Implantable defibrillator systems	$960.0	$318.4	$1,278.4	47%	$1,044.3	$261.0	$1,305.3	47%	(2%)
Pacemaker systems	276.4	218.6	495.0	18%	327.5	216.3	543.8	19%	(9%)
Coronary stent systems	182.8	162.2	345.0	13%	197.4	216.5	413.9	15%	(17%)
Angioplasty systems	139.3	183.8	323.1	12%	155.9	176.7	332.6	12%	(3%)
Cardiac surgery and peripheral, including biliary and carotid systems	230.9	50.0	280.9	10%	161.1	40.7	201.8	7%	39%

	$1,789.4	$933.0	$2,722.4	100%	$1,886.2	$911.2	$2,797.4	100%

Implantable Defibrillator Systems
Sales of implantable defibrillator systems include both sales of implantable cardioverter defibrillator (ICD) and CRT-D systems. Worldwide sales of implantable defibrillator systems for the third quarter of 2005 were $330.6 million, a decrease of $114.0 million or 26% compared to the same period in 2004, primarily due to volume. US implantable defibrillator system sales decreased 31% to $245.8 million for the third quarter of 2005 and international sales of $84.8 million decreased 3% compared to the same period in the prior year. For the first nine months of 2005, worldwide sales of implantable defibrillator systems were $1,278.4 million, a decrease of 2% compared to the same period in the prior year.
Worldwide implantable defibrillator sales for both the three- and nine-month periods ended September 30, 2005 were negatively impacted from the temporary unavailability of the Company’s leading CRT-D systems as well as the other product communications. The impact was lower on international sales due in part to a lower mix of heart failure devices. Sales of these systems resumed on August 2, 2005 following the approval of product component modifications by the FDA and European regulatory authorities. Management believes that sales of these devices in the fourth quarter 2005 are likely to be lower than in the fourth quarter of 2004 primarily due to the period of time it will take to recover market share for these devices.
The Company has entered into a new product cycle, whereby several advanced devices and therapies will be offered in the market. Specifically, the Company received FDA approval on the following new products during the quarter ended September 30, 2005:
•	VITALITY® HE implantable defibrillator; Guidant’s first high-energy product to offer the advanced functionality of the VITALITY family.

•	CONTAK RENEWAL® 3 RF CRT-D; this is Guidant’s first wireless and wandless device and is designed to enhance the speed and convenience of patient care. RENEWAL 3 RF is part of the LATITUDE® Patient Management system.

•	ZOOM® LATITUDE programmer; this next generation programmer is designed to interface with devices that include remote monitoring capability. This programmer also works with most other implantable defibrillator and pacemaker systems.

•	LATITUDE Communicator and secure data storage system. This system provides patients and physicians with the ability to conduct wireless, automatic device data uploads from the comfort and convenience of the patient’s home. Wireless, automatic data uploads are designed to make the device and patient follow-up process easy for the patients and more efficient and effective for physicians.

Pacemaker Systems
Worldwide pacemaker systems sales were $153.3 million for the quarter ended September 30, 2005, a 15% decrease compared to the same period in the prior year primarily due to volume. Sales in the US totaled $85.4 million for the third quarter of 2005, a decrease of 24% compared to the same period in the prior year. International pacemaker system sales decreased 2% to $67.9 million for the third quarter of 2005 compared to the same period in 2004. Pacemaker system sales primarily include the INSIGNIA® family of pacemakers. Worldwide pacemaker system sales for the first nine months of 2005 were $495.0 million, a decrease of 9% over the same period in 2004. The decrease in sales for both comparative periods was primarily due to the product communications. In addition, the pacemaker market has been negatively impacted, in part, by a continuing trend toward the use of implantable defibrillators. Management believes that sales of these devices in the fourth quarter 2005 are likely to be lower than in the fourth quarter of 2004 primarily due to the period of time it will take to recover market share for these devices.
Coronary Stent Systems
Worldwide coronary stent system sales were $112.2 million for the third quarter of 2005, an 8% decrease compared to the same period in the prior year. US coronary stent system sales were $63.8 million for the third quarter of 2005 compared to $60.0 million for the third quarter of 2004. Increases in revenues earned from J&J through the Company’s supply and co-promotion agreements (see below) were partially offset by a decrease in US metallic stent sales. International coronary stent system sales were $48.4 million and $62.1 million for the third quarter of 2005 and 2004, representing a 22% decrease. Worldwide coronary stent system sales for the first nine months of 2005 and 2004 were $345.0 million and $413.9 million. The decrease for both comparative periods was primarily due to declining stent sales in Japan as a result of competitive metallic coronary stent launches since late 2003 and the launch of Cordis’ CYPHER Sirolimus-eluting Coronary Stent System (CYPHER) in Japan in the third quarter of 2004.
In February 2004, Guidant entered into an agreement with J&J to co-promote the CYPHER. This agreement allows for the immediate US co-promotion of current and future drug eluting stents sold by J&J. It also allows for future co-promotion in Japan. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery technology to J&J, arising from a prior supply agreement, are included in US coronary stent system sales. Revenues from J&J were $36.3 million and $29.0 million in the third quarter of 2005 and 2004. For the first nine months of 2005, revenues from J&J were $94.1 million compared to $66.9 million for the same period in 2004. Increasing worldwide penetration of drug eluting stents in general and the CYPHER system specifically drove the increase in revenues from J&J through both the co-promotion and supply agreements.
Angioplasty Systems
Angioplasty system sales totaled $107.5 million for the third quarter of 2005 compared to $104.8 million for the third quarter of 2004, representing a 3% increase in sales primarily due to volume. Sales for these products for the nine months ended September 30, 2005 were $323.1 million compared to $332.6 million for the same period in the prior year, a decrease of 3%, primarily due to the previously disclosed recall of certain sizes of the VOYAGER RX Coronary Dilatation Catheters in January 2005. The VOYAGER RX was re-launched beginning in March 2005 and became fully available in May 2005.

Cardiac Surgery and Peripheral, Including Biliary and Carotid Systems
Worldwide sales of cardiac surgery and peripheral, including biliary and carotid systems totaled $91.4 million for the third quarter of 2005 compared to $71.8 million for the third quarter of 2004, representing 27% growth. Sales for these systems during the first nine months of 2005 were $280.9 million compared to $201.8 million for the same period in 2004, representing a 39% increase. Sales increases were driven by the following products:
•	RX ACCULINK™ Carotid Stent System and the RX ACCUNET™ Embolic Protection System for which Guidant was the first to receive FDA approval in August 2004

•	Continued growth in endoscopic vessel harvesting driven by the VASOVIEW® Endoscopic Vessel Harvesting Systems
Cost of Products Sold
Cost of products sold was $170.2 million and $741.7 million in the third quarter of 2005 and the nine months ended September 30, 2005, compared to $228.7 million and $689.6 million for the same periods in 2004. Gross profit percentage was 78.6% for the third quarter of 2005 and 72.8% for the nine months ended September 30, 2005, compared to 75.3% for the three and nine months ended September 30, 2004. The increase in gross profit percentage for the third quarter of 2005 includes a $28.0 million reduction in the warranty accrual associated with product communications. Based on the most recent information available, the Company currently estimates that the ultimate number of warranty claims that will be made under the supplemental warranty programs will be lower than originally estimated. This benefit was partially offset by approximately $11.0 million of additional charges primarily related to the OMNILINK .035 and .018 Biliary Stent System field action during the third quarter of 2005 (see Field Actions and Other Communications). The decrease in the gross profit percentage for the nine months ended September 30, 2005 reflects the $113.1 million charge for the product communications net of the third quarter amounts discussed above. Excluding the charges and change in warranty estimate during 2005, gross profit percentages in 2005 were within Guidant’s historical ranges.
Research and Development
Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its products. Research and development expense was $152.7 million for the third quarter of 2005, or 19.2% of sales, compared to $124.4 million for the same period in 2004, or 13.5% of sales. Research and development expense for the first nine months of 2005 totaled $426.2 million or 15.7% of sales compared to $398.8 million or 14.3% of sales in the same period in 2004. This increase in 2005 was primarily due to increased investment in heart failure product development and drug eluting stent clinical trials. Significant investments in research and development in 2005 included:
•	XIENCE™ V Everolimus Eluting Coronary Stent System is currently being evaluated in the SPIRIT family of clinical trials. Guidant has enrolled more than 600 patients in its SPIRIT II and SPIRIT III clinical trials. SPIRIT III is a large-scale US pivotal clinical trial evaluating XIENCE V, an everolimus eluting coronary stent system utilizing Guidant’s cobalt chromium rapid exchange MULTI-LINK VISION® Coronary Stent System platform. Results of this trial are expected to support filings to obtain regulatory approval to market the product in the US. Results of the SPIRIT II study will provide additional clinical data to support the launch of XIENCE V in several countries outside the US.

•	Bioabsorbable and next generation coronary drug eluting stent systems

•	LATITUDE Patient Management system, designed to enable a physician to monitor implanted devices and patient heart function remotely and automatically

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure

•	Development of next-generation pacemaker and implantable defibrillator systems, angioplasty, biliary systems and cardiac surgery products
In addition to funding internal research and development efforts, Guidant also invests in early-stage technologies through equity investments, acquisitions and other collaborative vehicles.
In-Process Research and Development (IPRD)
Guidant recorded IPRD charges of $65.0 million and $75.0 million for the three- and nine-month periods ended September 30, 2005, compared to $99.8 million for the nine-month period ended September 30, 2004. Guidant incurred no IPRD charges for the three months ended September 30, 2004. Key components of these charges include:
2005
•	Novartis Pharma AG and Novartis AG (Novartis)-$40.0 million payment made to Novartis for satisfaction of a clinical milestone — enrollment of more than 300 patients in the SPIRIT II and SPIRIT III clinical trials. In addition, $20.0 million was earned and accrued and will be paid upon satisfaction of a future clinical milestone or December 31, 2006, whichever is earlier.

•	MediVas LLC-$5.0 million IPRD related to the acquisition of certain bioabsorbable polymer technologies.

•	AFx, inc.-$10.0 million associated with the acquisition of AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices.
2004
•	Biosensors International-$50.0 million recorded during the second quarter of 2004 in conjunction with clinical results related to the FUTURE II clinical trial.

•	Novartis-$15.0 million payment in April 2004 for completion of SPIRIT FIRST clinical trial enrollment.

•	Bioabsorbable Vascular Solutions (BVS)-$6.0 million payment in April 2004 to purchase the remaining interest of BVS, an early-stage developer of bioabsorbable stents. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	AFx, inc.-$22.8 million associated with the February 2004 acquisition.
Sales, Marketing and Administrative (SM&A)
SM&A expenses were $327.8 million for the third quarter of 2005 or 41.2% of sales compared to $282.1 million or 30.5% of sales for the same period in 2004. These expenses for the nine months ended September 30, 2005 totaled $989.9 million or 36.4% of sales compared to $894.9 million or 32.0% of sales for the same period in 2004. The increase for both comparative periods was primarily driven by the product communications, which resulted in higher compensation expense for cardiac rhythm management field employees and legal expenses.

Interest
The components of interest are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Interest income	$(24.1)	$(9.0)	$(58.7)	$(21.8)
Interest expense	7.6	6.5	22.6	18.1

Interest, net	$(16.5)	$(2.5)	$(36.1)	$(3.7)

Interest income increased primarily due to the increase in average cash and cash equivalents and short-term investment balances in 2005 compared to 2004 and the upward trend in short-term interest rates. Interest expense increased primarily due to increases in variable interest rates, partially offset by a declining debt balance.
Royalties
Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $10.9 million and $35.9 million for the three and nine months ended September 30, 2005 compared to $12.6 million and $37.2 million for the same respective periods in 2004. Net royalty expense included royalty income of less than $1.0 million in both periods presented. At September 30, 2005, the Company had accrued $62.7 million, which represents all royalties and interest potentially payable under the license agreement pertaining to a Mirowski patent covering implantable defibrillator products. The ultimate payment by Guidant will depend on a final ruling regarding the patent. See Part II, Item 1, Legal Proceedings.
Amortization
Amortization expense was $4.8 million for the third quarter of 2005 compared to $7.7 million for the same period in 2004. These expenses for the nine months ended September 30, 2005 totaled $17.4 million compared to $22.7 million for the same period in 2004. This decrease was primarily due to the impairment charge recorded in the first quarter of 2005 associated with the FX miniRAIL Dilatation Catheter intangible asset, as discussed below.
Other
Net other expense was $2.7 million in the third quarter of 2005 compared to $5.3 million in the third quarter of 2004. Net other income for the nine months ended September 30, 2005 was $4.5 million compared to $14.2 million of net other expense for the nine months ended September 30, 2004. The additional income in 2005 compared to 2004 was primarily due to foreign currency translation gains. The additional expense in 2004 compared to 2005 was primarily due to equity investments that were considered permanently impaired in 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

Other expense	$3.3	$6.6	$6.7	$20.0
Other income	(0.6)	(1.3)	(11.2)	(5.8)

Other, net	$2.7	$5.3	$(4.5)	$14.2

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
Income Tax
The effective income tax rates for the quarters ended September 30, 2005 and 2004 were 15.5% and 19.7% and for the nine-months ending September 30, 2005 and 2004 were 14.1% and 22.3%. The effective tax rates were lower than historical effective tax rates due to the IPRD, restructuring and impairment charges being primarily deductible at the US statutory rates. In addition, the effective tax rate for the nine months ended September 30, 2005 was lower than the comparative period in the prior year due to the $29.4 million reversal in the second quarter of 2005 related to the technical correction of the American Jobs Creation Act of 2004. Guidant’s effective tax rate is typically lower than the US statutory tax rates primarily due to overseas operations having statutory tax rates that are lower than the US statutory tax rates.
Liquidity and Capital Resources

	September 30,	December 31,
(Dollars in millions)	2005	2004

Cash and cash equivalents and short-term investments (1)	$2,722.4	$2,214.3
Working capital	$3,063.3	$2,679.2
Current ratio	3.5:1.0	3.6:1.0
Net cash position (2)	$2,367.3	$1,555.1
Days receivable outstanding(3)	87	79

(1)	Short-term investments consist primarily of highly rated commercial paper and US Government securities with maturities greater than three months. Similar investments with maturities of less than three months are included in cash and cash equivalents.

(2)	Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

(3)	Increase primarily relates to lower sales in the third quarter of 2005 due to the product communications.

Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as “milestone payments”). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At September 30, 2005, Guidant’s accrual for milestone obligations totaled $25.8 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $212.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months could be up to $71.4 million, of which management currently estimates $58.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.
Summary of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2005	2004	Change

Net cash provided by (used for):
Operating activities	$833.4	$776.8	$56.6
Investing activities	(683.6)	(763.3)	79.7
Financing activities	(35.0)	(32.0)	(3.0)
Effect of exchange rate changes on cash	(13.9)	(8.7)	(5.2)

Net increase (decrease) in cash and cash equivalents	$100.9	$(27.2)	$128.1

Net cash provided by operating activities was $833.4 million for the first nine months of 2005, an increase of $56.6 million, primarily due to improved management of working capital, including collection of accounts receivable and payments to vendors, partially offset by lower net income.
Net cash used for investing activities was $683.6 million for the first nine months of 2005, a decrease of $79.7 million compared to the same period in the prior year primarily due to:
•	$63.6 million decrease in net purchases of short-term investments. The majority of short-term investments are interest-bearing investments with maturities between three and six months.

•	$24.8 million additional cash used for acquisitions during the first nine months of 2004 compared to the first nine months of 2005
Net cash used for financing activities was $35.0 million for the first nine months of 2005, an increase of $3.0 million compared to the same period in the prior year, primarily due to:
•	$132.4 million increase in net payments on borrowings during the first nine months of 2005 compared to the first nine months of 2004

•	$3.9 million increase in cash paid for dividends during the first nine months of 2005 compared to the first nine months of 2004 partially offset by:
•	$101.9 million additional repurchases of common stock during the first nine months of 2004 compared to the first nine months of 2005

•	$31.4 million additional cash provided by issuances of common stock primarily for stock option exercises in the first nine months of 2005
Exchange rate fluctuations decreased cash by $13.9 million for the nine months ended September 30, 2005 compared to a decrease of $8.7 million for the same period in the prior year due to the US dollar strengthening relative to the Euro more during the first nine months of 2005 compared to the first nine months of 2004.
At September 30, 2005, the Company had outstanding borrowings of $355.1 million at a weighted average interest rate of 6.4%, consisting primarily of $350.0 million principal balance in long-term notes due in 2006. The Company has two credit facilities aggregating $900.0 million under which there are currently no outstanding borrowings. The Company classified $350.1 million as short-term debt at September 30, 2005. The Company believes that cash and cash equivalent balances will be adequate to fund maturities of short-term borrowings, obligations to make interest payments on its debt and other anticipated operating cash requirements, including planned capital expenditures of up to $150.0 million for the remainder of 2005. The Company repatriated approximately $1.5 billion of overseas cash during the first half of 2005 under the American Jobs Creation Act of 2004, providing additional liquidity in the US.
The Company has recognized net deferred tax assets aggregating $411.7 million at September 30, 2005, compared to $251.3 million at December 31, 2004. Net deferred tax assets increased because the tax expense on the repatriation of cash was originally included in deferred tax liabilities in 2004 and is now recorded as taxes payable as a result of the repatriation of cash during 2005. In view of the consistent profitability of its past operations, the Company believes that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.
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
Guidant continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In cases where management estimates are used, they are based on historical experience, information from third-party professionals and various other assumptions believed to be reasonable. From time to time, material changes in critical accounting estimates may occur due to changes in methodology in computing the estimate, additional estimates that meet the above criteria, or changes in assumptions underlying the estimate. Due to the product communications and related supplemental warranty programs, management considers its estimates for product warranties to be critical for the period covered by this filing, based on the criteria set forth above.
Product Warranties — Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates. Assumptions and historical warranty experience are evaluated on at least a quarterly basis to determine the continued appropriateness of such assumptions. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates and when supplemental warranty is provided.
No other material changes have been made to the Company’s critical accounting estimates, which are described in the Company’s latest Form 10-K.
Field Actions and Other Communications
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
The Company continually collects and analyzes information about product performance through field observations and other quality metrics to determine if a field action is necessary. Following this process, from time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-Q, the Company conducted the following field actions and other communications:
     Field Actions
•	INSIGNIA and NEXUS® pacemakers related to two separate failure modes, each occurring at a low rate. The clinical behaviors associated with these failure modes can result in serious health complications. The FDA classified both failure modes as Class II recalls.

•	A small, well-bounded subset of 294 VITALITY ICD systems and CONTAK RENEWAL CRT-D systems related to a battery weld that may have been performed at settings outside of typical manufacturing specifications at the supplier on two specific days. To date, no failures of this type have been reported from implanted devices. The FDA has indicated they will classify this action as a Class III recall.

•	Published advisory updates to the June 2005 letters to physicians regarding a subset of CONTAK RENEWAL and CONTAK RENEWAL 2, 3 and 4 CRT-D systems, as well as a subset of PRIZM® 2 DR ICD systems.

•	Guidant announced its voluntary withdrawal of the OMNILINK .035 and .018 Biliary Stent Systems as a result of increased customer observations regarding stents becoming dislodged from their delivery systems. Patients who have received the stent are not affected by this action. The FDA classified this action as a Class II recall.

•	Guidant received a Product Removal Notice from one of its suppliers requesting the removal of certain implantable lead introducer sets. Guidant is replacing all affected hospital owned inventory at no charge; however, because introducers are only used during the implant process, Guidant recommends no changes to post-implant patient follow-up.
     Other Communications
•	In September, Guidant announced that the FDA had completed its inspection of Guidant’s Cardiac Rhythm Management facilities in St. Paul, Minnesota, and had provided Guidant a Form 483, noting several observations. Guidant has provided the FDA with a thorough written response to the observations, describing the steps that Guidant has taken and will be taking to address the FDA’s observations. These steps include enhanced product labeling, and the production of more frequent and more detailed product performance reports and other product updates. Guidant has not received confirmation regarding the adequacy of its responses. An example of a product update report is the Pacing Lead Product Update published in November which provides Guidant experiences with a variety of lead products as well as background information from published articles about other similar products on the market.
All field actions discussed above have been reported to and discussed with the FDA and applicable regulatory authorities worldwide.
Cautionary Factors
Certain statements included in this filing are forward-looking, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, drug eluting stent development, recovery of tax assets and the outcome of other tax matters, capital expenditures, cash flows, costs of research programs, and the timing of product developments and regulatory approvals. The statements are based on assumptions about many important factors, including assumptions concerning:
•	The pending transaction with J&J.

•	ICD system revenue growth driven by continued developments in future clinical science, publication of clinical results, reimbursement decisions and new competition.

•	Actual costs incurred related to the supplemental warranty programs and product field actions and the pace at which the Company regains implantable defibrillator and pacemaker market share.

•	Coronary stent business developments: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected metallic coronary stent sales and will continue to impact the Company’s financial results.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims in Guidant’s industry.

•	Changes in the location or volume of production or changes in tax law.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, as further described in Exhibit 99 to this report.
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
Losses in the matters below generally are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded material reserves, individually or in the aggregate, for these matters. While the liability of the Company in connection with the claims cannot be estimated with any certainty, the outcome of these legal proceedings is not expected to have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations for that period. While the Company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the Company may in the future incur material judgments or enter into material settlements of claims. Further, like many of its industry peers, the Company is now self-insured for product liability exposures beginning September 1, 2005. The decision to become self-insured does not affect coverage with respect to claims made under previous policies which, most recently, contained substantial self insurance retentions.
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

Guidant’s stents do not infringe the Boneau patents; Medtronic Vascular’s state law claims regarding alleged misappropriation of trade secrets were time-barred due to the statute of limitations; and Mr. Boneau was not a co-inventor of the Lau patents. On March 16, 2005, Medtronic Vascular filed an appeal to the US Court of Appeals for the Federal Circuit regarding the District Court’s rulings on non-infringement of the Boneau patents and on Medtronic Vascular’s trade secret misappropriation claims. The Company expects to respond appropriately to the appeal, which may be heard in early to mid 2006. A jury verdict on February 18, 2005, in the US District Court in Delaware, found that all twelve of the accused Medtronic Vascular stent delivery system products infringe at least one of the asserted Lau patent claims. Further, the jury verdict found that none of the asserted Lau patent claims were invalid. An allegation by Medtronic Vascular that the Lau patent claims found to be infringed by Medtronic Vascular products are unenforceable for inequitable conduct was contested by the Company in a bench trial held in the US District Court in Delaware on June 7-8, 2005. The parties’ recently completed post-trial briefing. The Court’s verdict, which is at the Court’s convenience, is expected in either late 2005 or early 2006. Assuming the asserted and infringed Lau patent claims are not found to be unenforceable, a jury trial to determine damages based upon Medtronic Vascular’s infringement will be conducted; however, this trial has not yet been scheduled.
On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude, filed suit against the Company’s subsidiaries, Cardiac Pacemakers, Inc. (CPI) and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motions, the case was transferred to the District Court for Minnesota and stayed in October 2003 pending reexamination of two of the patents. The parties stipulated to lift the stay in October 2004. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled into late 2006. A Markman hearing on claim construction is scheduled for February 2006.
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
On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been notified of additional claims and served with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has outstanding approximately thirty suits, and more suits may be filed. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce the Company’s exposure with respect to ANCURE claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.
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
On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company, and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, and a bench trial was held in November 2004. On July 19, 2005 the judge issued an order upholding the validity of the patent. Medtronic is appealing this decision to the Court of Appeals for the Federal Circuit and briefing, and the appeal is currently underway.
On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe the ‘119 patent, described in the prior paragraph. Pretrial matters are scheduled into 2006.
On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter. In the Company’s complaint, as amended, CPI and GSC allege that St. Jude’s Quicksite over-the-wire pacing lead infringes US Patent No. 5,755,766/Reexamination Certificate No. 5,755,766 C1 and US Patent No. 6,901,288. Pretrial matters are scheduled into 2006.
On February 24, 2004, the Company entered into an agreement with J&J to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, Boston Scientific sued J&J in the US District Court for the District of Delaware alleging that the CYPHER stent infringes four patents owned or licensed by Boston Scientific. On March 16, 2004, Boston Scientific filed an amended complaint adding the Company as a defendant. On March 11, 2005, Boston Scientific dismissed all of its claims relating to three of the four asserted patents. Trial on the one remaining patent is scheduled for early 2006. Under the terms of the Company’s agreement with J&J, J&J is required to indemnify the Company.

Mirowski and two Company subsidiaries, GSC and CPI, are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that US Patent No. 4,407,288, which was licensed to CPI and expired in December 2003, was valid but not infringed by St. Jude’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. St. Jude’s request for additional Federal Circuit review was denied, and the case has been sent back to the District Court for further proceedings. St. Jude has also sought review of the Federal Circuit’s decision in the US Supreme Court, which was denied. The District Court has scheduled a new trial for July 2006.
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
In April 2005, Joseph Kopstein filed suit against the Company, as the successor to X Technologies, Inc. (X Technologies), and several other defendants in the Superior Court of the State of California, County of San Diego, alleging, among other things, breach of contract and fraud related to shares that he held in X Technologies. X Technologies was acquired by the Company in June of 2003. See Note 6 to the Consolidated Financial Statements.
Beginning in late June 2005, four securities class action complaints were filed on behalf of Company shareholders in the United States District Court for the Southern District of Indiana, against the Company and several of its officers. The complaints allege that the defendants concealed adverse information about the Company’s defibrillators and sold stock in violation of federal securities laws. The complaints seek class certification, monetary damages, and injunctive relief. On October 24, 2005, these complaints were voluntarily dismissed without prejudice.
In July 2005, a purported class action complaint was filed on behalf of participants in the Company’s employee pension benefit plans. This action is also in the United States District Court for the Southern District of Indiana, against the Company and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132. Specifically, the complaint alleges that Company fiduciaries concealed adverse information about the Company’s defibrillators and imprudently made contributions to the Company’s 401(k) plan and employee stock ownership plan in the form of Company stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint has been filed and is expected to be consolidated with the initial complaint.
Approximately forty-five product liability class action lawsuits and approximately fifty individual lawsuits have been filed in various state and federal jurisdictions against the Company following the Company’s recent implantable defibrillator and pacemaker systems field actions. The majority of these cases are pending in federal court. In late September 2005, the Judicial Panel on Multi-District Litigation conducted a hearing to determine the sole issue of the location for consolidating the federal cases in front of one judge. To date, no decision has been made. An additional six lawsuits have been filed in Canada. The complaints in these product liability lawsuits generally allege strict liability, negligence, warranty and other common law and/or statutory claims. The majority of claimants alleges no physical injury, but is suing for medical monitoring and anxiety. The complaints generally seek class certification, monetary damages and injunctive relief.
The Company has received three requests for information in the form of Civil Investigative Demands (CID) from the attorneys general of Arizona, Oregon and Illinois. These attorneys general advise that approximately thirty-one other states and the District of Columbia are cooperating in these CID demands. The CIDs pertain to whether the Company violated any applicable state laws in connection with certain of its implantable defibrillators. The Company is cooperating with these investigations.
On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant the New York’s Consumer Protection Law (N.Y. Executive Law § 63(12)). In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its PRIZM 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, the Company has engaged in repeated and persistent fraudulent conduct in violation of New York Executive Law § 63(12). With respect to damages, the Attorney General is seeking permanent injunctive relief, restitution for patients in whom a PRIZM 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. Guidant plans to vigorously defend itself in this lawsuit.
Approximately seventy former employees have filed charges against the Company with the United States Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that the Company discriminated against the former employees on the basis of their age when the Company terminated their employment in August 2004 in conjunction with the Company’s reduction in force. The EEOC has not yet rendered a decision on the charges.
On July 22, 2005, Tamela Ivens filed suit against the Company and its subsidiary, GSC, in the US District Court for the District of Minnesota seeking damages of twice the amount paid by Medicare to reimburse health care providers for all health care services provided to Ivens and other Medicare beneficiaries resulting from recalled Guidant ICD systems. Ivens purports to bring the action in a representative capacity and as a “private attorney general” pursuant to the private cause of action provision in the Medicare Secondary Payer statute (“MSP”). Ivens alleges that Guidant is responsible under the MSP for the Medicare payments in question on grounds, among others, of strict liability, negligence, breach of express and implied warranty, misrepresentation by omission, constructive fraud, and violation of various Minnesota statutes. On October 19, 2005, Guidant filed a motion to dismiss Ivens’ complaint for failure to state a claim on the grounds, among others, that Ivens lacks standing to maintain her suit and that Guidant is not responsible under the MSP for the Medicare payments in question. Guidant expects that the District Court will rule on its motion to dismiss during the first half of 2006. In addition, the Company has received communications from various health care third-party payers regarding the Company’s supplemental warranty programs and the Company’s possible obligation to bear costs otherwise paid by those payers in respect to implantable defibrillators and pacemakers that have been the subject of the Company’s recent field actions.
On September 9, 2005, Ronald Solar, Guy Shinar and Lewis Pell, as stockholder representatives of X Technologies (collectively referred to as Solar), filed suit against the Company and its subsidiary, ACS, in the Supreme Court of New York, County of New York, alleging that the Company and ACS are in breach of their obligations under the Merger Agreement between the Company and X Technologies. Solar is seeking monetary damages, interest, attorneys’ fees and punitive damages. Pretrial matters are in the beginning stages.
The Securities and Exchange Commission has begun a formal inquiry into issues related to certain of the Company’s product disclosures and trading in Guidant stock. The Company is cooperating with the inquiry.
On November 3, 2005, a securities class action complaint was filed on behalf of Company shareholders in the United States District Court for the Southern District of Indiana, against the Company and several of its officers. The complaint alleges that the defendants concealed adverse information about the Company’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief.
In September of 2005, Guidant received an administrative subpoena from the Office of the California State Attorney General. The subpoena requests documents related to the manufacturing and performance of Guidant stents and angioplasty catheters. Guidant is cooperating in this matter.
In October 2005, the Company received administrative subpoenas from the United States Department of Justice US Attorney’s offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the US Attorney’s office in Boston requests documents concerning marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products. The subpoena from the US Attorney’s office in Minneapolis requests documents relating to the Company’s VENTAK PRIZM 2 and CONTAK RENEWAL and CONTAK RENEWAL 2 devices. The Company is cooperating in this matter.

Item 6. Exhibits
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUIDANT CORPORATION

(Registrant)

Date: November 7, 2005	/s/ Keith E. Brauer

Vice President, Finance and
Chief Financial Officer

Date: November 7, 2005	/s/ Peter J. Mariani

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