Form 10-K
period 2005-12-31
GUIDANT CORP
filed 2006-02-22
CIK 929987

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-13388

GUIDANT CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1931722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Monument Circle, 29th Floor, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

(317) 971-2000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22.0 billion based on the closing sale price as reported on the New York Stock Exchange on that date.

Class	Outstanding at February 21, 2006
Common Stock, no par value	338,855,217 shares

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Overview

ITEM 1.	Business

Guidant Corporation provides innovative, therapeutic medical solutions of distinctive value for customers, patients and healthcare systems around the world. Guidant’s lifesaving medical technologies are designed to extend the lives and improve the quality of life for millions of patients suffering from life-threatening cardiac and vascular disease. Approximately 13,000 employees develop, manufacture and market the Company’s medical devices in nearly 100 countries, with key operations in the US, Europe and Asia. As used herein, the terms “the Company”, “Guidant”, “our” and “we” mean Guidant Corporation and its consolidated subsidiaries.

The Company and Johnson & Johnson (J&J) originally entered into an agreement and plan of merger on December 15, 2004, which was amended and restated on November 14, 2005, and was amended two additional times, before being terminated on January 25, 2006. Concurrently with the termination of the J&J agreement, the Company entered into an agreement and plan of merger with Boston Scientific Corporation (BSC) pursuant to which BSC will acquire the Company for approximately $27.0 billion in fully diluted equity value. In accordance with the terms of the BSC merger agreement, BSC reimbursed the Company for the termination fee of $705.0 million paid by the Company to J&J. At the effective time of the BSC merger, each share of the Company’s common stock will be converted into the right to receive a combination of (i) $42.00 in cash and (ii) a number of shares of BSC common stock with a value, based upon the average closing price of BSC common stock during the 20 consecutive trading day period ending three trading days prior to the closing, of $38.00, so long as the average closing price of BSC common stock during this period is within the range of $22.62 to $28.86. If the average closing price of BSC common stock during such period is less than $22.62, the Company’s shareholders will receive 1.6799 BSC shares for each share of the Company’s common stock, and if the average closing price of BSC common stock during such period is greater than $28.86, the Company’s shareholders will receive 1.3167 BSC shares for each share of the Company’s common stock. Additionally, if the closing does not occur on or prior to March 31, 2006, the price being paid per share would be increased by $0.0132 in cash for each day between April 1, 2006 and the date of closing. The BSC merger is subject to the approval of the Company’s and BSC’s shareholders. In addition, the BSC merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the European Union merger control regulation, as well as other customary closing conditions.

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

The graph below depicts the contributions of the Company’s products to its overall revenues:

Products

Guidant’s primary medical devices treat the heart, managing its rhythms, clearing its arteries and permitting less-invasive surgeries. Less-invasive therapies have also been extended beyond the heart to clear and treat non-coronary vessels and biliary strictures. The following sections further describe Guidant’s products.

Cardiac Rhythm Management (CRM)

Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including the following:

Tachycardia (abnormally fast or chaotic heart rhythms) can prevent the heart from pumping blood efficiently and can lead to SCD, sudden cardiac death. Implantable cardioverter defibrillator systems (defibrillators, leads, programmers, LATITUDE Patient Management System and accessories) monitor the heart and can deliver electrical energy, restoring a normal rhythm. Guidant’s defibrillators can deliver tiered therapy — a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat. The Company’s products, including the VITALITY® family of defibrillators, provide a broad range of atrial (upper chambers of the heart) and ventricular (lower chambers) therapies to serve patients’ various needs.

The Guidant-funded MADIT II study demonstrated the benefit of Guidant defibrillators in reducing mortality in heart attack survivors with compromised heart function in a broader group of patients.

Heart failure (the heart’s inability to pump effectively) is a debilitating, progressive condition, with symptoms including shortness of breath and extreme fatigue. After a person is diagnosed with heart failure, the 1-year mortality rate is high, with one in five dying. Moreover, once diagnosed, sudden cardiac death occurs at 6 - 9 times the rate of the general population. The condition is pervasive, with approximately five million in the US affected. Cardiac resynchronization therapy (CRT) devices, like certain devices in the Company’s CONTAK RENEWAL®

family of devices, can help reduce mortality and hospitalization. Sales of CRT devices are included in the sales of defibrillators and pacemaker systems.

Recent clinical trials continue to support positive market trends in this area. For example, the National Heart, Lung and Blood Institute’s Sudden Cardiac Death in Heart Failure Trial (SCD-HeFT) was completed in 2003 with the clinical results published in the New England Journal of Medicine in January 2005. The results of this trial demonstrated positive benefits of implantable defibrillators in patients with heart failure (reducing death by 23% versus patients who did not receive defibrillators and only received standard drug therapy). Based on these results and other recent clinical trials, the Centers for Medicare & Medicaid Services (CMS) expanded national coverage in January 2005 to cover more patients at risk for sudden cardiac death.

Similarly, investigators in the Guidant-funded COMPANION clinical trial reported that for advanced heart failure patients with desynchronized heart contractions, the addition of resynchronization therapy to optimal drug treatment reduced the combination of death and hospitalization when compared with optimal drug treatment alone. This trial demonstrated 20% reduction in combined all-cause death and hospitalization by adding Guidant’s CRT-D systems to optimal drug therapy and 36% reduction in all-cause mortality for Guidant’s CRT-D systems for patients with advanced heart failure. Based on the results of the COMPANION trial, the US Food and Drug Administration (FDA) approved an expanded indication for Guidant CRT-D systems in September 2004. This approval expands the labeling to all patients with moderate-to-severe heart failure with certain other patient conditions. Prior to this approval, a patient needed to be indicated for both an implantable cardioverter defibrillator (ICD) and resynchronization therapy in order to receive a CRT-D system.

Bradycardia (slow or irregular heart rhythms) often results in an insufficient heart rate to provide adequate blood flow, creating symptoms such as fatigue, dizziness and fainting. Cardiac pacemaker systems (pulse generators, leads, programmers, and accessories) deliver electrical energy to stimulate the heart to beat more frequently and regularly. Pacemakers range from conventional single-chamber devices to more sophisticated adaptive-rate, dual-chamber devices. Company pacemakers, including the INSIGNIA® family, offer proprietary blended sensor technology designed to measure patient workload through respiration and motion, providing rate response based on the patient’s activity.

LATITUDE Patient Management System is comprised of the LATITUDE Communicator, LATITUDE Website, CONTAK RENEWAL 3RF CRT-D and ZOOM® LATITUDE Programmer. The communicator can be placed in a patient’s home (at their bed side) and wirelessly reads implantable device information at times specified by the patient’s physician. The communicator can then transmit the data to a secure internet server where the physician (or third party) can access this medical information anytime, anywhere. In addition to wireless, automatic device data uploads, the communicator enables a daily confirmation of the patient’s device status, providing assurance the device is operating properly.

Available as an optional component to the system is the LATITUDE Weight Scale and Blood Pressure Monitor. Weight and blood pressure data is captured wirelessly by the communicator and sent to the secure server for review by the patient’s physician (or third party). In addition, this weight and blood information is immediately available to patients in their home to assist their compliance with the day-to-day and home-based heart failure instructions prescribed by their physician.

The entire LATITUDE Patient Management System will become available in the US in the first quarter of 2006.

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

Drug eluting stents are coated with compounds designed to prevent excessive cell re-growth within the stent — in-stent restenosis. Their development represents a revolutionary advance in cardiovascular treatment, increasing the value of the therapy substantially. Competitive drug eluting stents have been available in the US and Europe since 2003 and Japan since 2004. These introductions have reduced Guidant’s sales of metallic coronary stents. In January 2006, Guidant received Conformité Européene (CE) Mark approval to launch Guidant’s XIENCEtm V Everolimus Eluting Coronary Stent System in several countries in the European Union. Guidant currently expects to launch XIENCE in the European Union during the second quarter of 2006. While the Company plans to launch this product in the European Union, there is still a significant amount of regulatory and clinical work left to be completed in order to capitalize on this opportunity in the US and Japan. Guidant currently co-promotes with Cordis Corporation (Cordis), a subsidiary of J&J, the Cordis CYPHER® Sirolimus-eluting Coronary Stent in the US, under an agreement entered into in February 2004, which has provided Guidant the ability to participate in the drug eluting stent market.

Additional Therapies

Cardiac surgery devices are used to perform EVH, cardiac surgical ablation and less-invasive CABG procedures. Surgical cardiac ablation systems include the FLEX Microwave Systems, which allow physicians to perform cardiac surgical ablation procedures both in an open setting concomitant to a valve or bypass procedure, and in a stand-alone minimally invasive procedure.

The VASOVIEW® Endoscopic Vessel Harvesting System allows physicians to harvest the saphenous vein, the most common bypass conduit used in CABG procedures, in a less-invasive manner through one or two small incisions in a patient’s leg, or the radial artery through small incisions in a patient’s arm. Guidant also provides devices to enable a complete less-invasive, clampless CABG procedure — a bypass performed while a patient’s heart remains beating. This eliminates the need to stop the patient’s heart and place the patient on a heart-lung machine that circulates the patient’s blood during the CABG procedure, and clamp the patient’s aorta. Devices such as Guidant’s ACROBATtm Systems help stabilize and manipulate the heart during beating-heart surgery. Guidant estimates that approximately 30% of all CABG procedures in the US use the beating-heart approach and in excess of 60% use minimally invasive vessel harvesting.

Peripheral, including biliary and carotid systems are used to treat artery and biliary stricture disease. Guidant products include the ABSOLUTEtm Biliary Self-Expanding Stent, AGILTRACtm Peripheral Dilatation Catheter and RX ACCULINK® Carotid Stent System, including the RX ACCUNETtm Embolic Protection System.

Sales and Marketing

Guidant relies on a direct sales force and independent distributors to best serve its global customers. Sales personnel work closely with the primary decision makers who purchase products, including physicians, material managers, biomedical staff, hospital administrators and purchasing managers. As further described below, third-party payers and group purchasers have become increasingly important.

The primary physician users of Guidant’s largest-selling products are as follows:

Therapy	Physicians

Defibrillator systems	Electrophysiologists, implanting cardiologists, cardiovascular surgeons
Pacemaker systems	Electrophysiologists, implanting cardiologists, cardiovascular surgeons
Coronary stents and angioplasty	Interventional cardiologists
Cardiac surgery systems	Cardiac surgeons
Non-coronary stents and angioplasty	Vascular surgeons, interventional radiologists, interventional cardiologists, interventional neuro-radiologists

In the US, Guidant sells substantially all of its products through a direct sales force. In 2005, 65% of consolidated net sales were derived from sales to customers in the US. Also in 2005, 35% of consolidated net sales were derived from operations outside the US (in nearly 100 countries) through a direct sales force and independent distributors. Major markets include Europe and Japan, with 24% and 6% of worldwide net sales in 2005. (Revenues are attributed to countries based on the location of the customer.) No single customer accounted for more than 10% of consolidated net sales in 2005. The sales and marketing approach outside the US varies depending on country size and stage of development.

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

Guidant’s primary competitors for implantable cardiac rhythm management devices are Medtronic, Inc. (Medtronic) and St. Jude Medical, Inc. (St. Jude). Guidant’s primary competitors for vascular disease products include Abbott Laboratories (Abbott), BSC, J&J and Medtronic. Guidant faces a number of additional competitors with respect to Guidant’s other products. Guidant also faces competition from providers of alternative medical therapies, such as pharmaceutical companies. Guidant competes primarily on the basis of therapy effectiveness, product features, product quality, customer support, price, field services and cost effectiveness.

Research and Development

Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products and therapies, enhance the effectiveness and ease of use of existing products and expand the applications for its existing products.

Guidant’s research and development staff focuses on product design and development, quality, clinical research and regulatory compliance. The Company’s research and development facilities are described in Item 2. Item 7 further describes the Company’s recent development efforts, including drug eluting stent research and research concerning patient management features for CRM devices.

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

In each of the past three years, Guidant has invested approximately 14-17% of net sales in research and development (excluding purchased in-process research and development).

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

The Company purchases many of the materials and components used in manufacturing products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated upon short notice. The Company cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the FDA and other approval systems, and the complex nature of the manufacturing processes employed by many suppliers. Production issues, including capacity constraints, affecting facilities or those of suppliers can affect the Company’s ability to bring new or existing products to market.

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

Pending patent applications may not result in issued patents and patents issued or licensed may be challenged or circumvented by competitors. In addition, Guidant patents may be found to be invalid and the intellectual property rights of others may prevent the Company from selling certain products or including key features in the Company’s products.

Healthcare Cost Containment and Third-Party Reimbursement

The ability of customers to obtain appropriate reimbursement for products and services from government and third-party payers is essential to the success of medical device companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products.

After the Company develops a promising new product, the Company may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers. Reimbursement decisions for products such as defibrillators, including new or expanded indications, can materially affect results. The Company is actively engaged in the policy dialogue concerning healthcare cost containment and reimbursement and works to demonstrate the value of Company products.

Major third-party payers for hospital services in the US (Medicare, Medicaid, private healthcare insurance and managed care plans) and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and in the shifting of services between inpatient and outpatient settings. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in other countries in which Guidant does business. Implementation of healthcare reforms in significant markets and other countries may limit the price of, or the level at which reimbursement is provided for Company products.

Government Regulation

Product Regulation

Medical devices are subject to regulation by numerous regulatory bodies, including the FDA and comparable agencies in other countries. The Company must comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices.

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. In the US, the Company generally can obtain permission to distribute a new device in two ways. The first applies to any new device that is substantially equivalent to a device first marketed prior to May 1976. In this case, to obtain FDA permission to distribute the device, the Company generally must submit a pre-market notification application (a 510(k) submission), and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976) and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the predicate device. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with investigational device exemption (IDE) regulations for investigations performed in the US.

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

Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the US. For example, the Company often completes CE Mark registrations for Company products under various medical device directives in the European Union.

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

The delivery of the Company’s devices is also regulated by the US Department of Health and Human Services (HHS) and comparable state and foreign agencies responsible for reimbursement and regulation of healthcare. US federal healthcare laws apply when the Company submits a claim on behalf of a federal healthcare program beneficiary, or when a customer submits a claim reimbursed under Medicare, Medicaid or most other federally funded healthcare programs. The principal federal laws prohibit the filing of false or improper claims for federal payment and unlawful inducements for the referral of business. They also prohibit healthcare service providers from providing certain services to a patient if that patient was referred by a physician who has certain types of direct or indirect financial relationships with the service provider. These laws are subject to interpretations.

If the FDA believes that a company is not in compliance with applicable regulations, it can issue a warning letter, issue a recall order, institute proceedings to detain or seize products, impose operating restrictions, enjoin future violations and assess civil penalties against the company, its officers or its employees and can recommend criminal prosecution to the US Department of Justice. Other foreign and domestic regulatory agencies may have similar powers. HHS also can impose severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Environmental Regulation

The Company uses substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify, the Company believes the ongoing impact of compliance with environmental protection laws and regulations will not have a material impact on the Company’s business, financial position or results of operations.

Product Liability and Insurance

The design, manufacture and marketing of medical devices of the types the Company produces entail an inherent risk of product liability claims. Company products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices the Company manufactures and sells are designed to be implanted in the human body for long periods of time or indefinitely. A problem with a product can result in product liability claims or a recall of, or safety alert or advisory notice relating to, the product. However, like many of its industry peers, since September 1, 2005, the Company has been self-insured for product liability exposures. The decision to become self-insured does not affect coverage with respect to claims made under previous policies which, most recently, contained substantial self-insurance retentions; however, coverage of certain product liability claims may be, and in certain circumstances, have been, contested by the carrier. Guidant cannot assure that insurance will be available or adequate to satisfy any claims. (See Item 8, Note 16 to the consolidated financial statements.)

Corporate History

Guidant incorporated in Indiana in September 1994 to be the parent of several of the medical device and diagnostics businesses of Eli Lilly and Company (Lilly). In December 1994, Guidant consummated an initial public offering of a portion of outstanding common shares. In September 1995, Lilly, by means of a split-off, disposed of all of its remaining interests in Guidant.

Employees

As of December 31, 2005, Guidant had approximately 13,000 full-time employees, including approximately 3,000 employees outside the US. The Company maintains compensation, benefits, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. Guidant’s success depends, in significant part, on the ability to attract and retain such personnel. In addition, the Company contracts for services where appropriate. Contract labor provides management with flexibility, including dealing with fluctuations in demand and new product transfers to manufacturing.

None of the Company’s employees is represented by a labor union. The Company has never experienced an organized work stoppage or strike and considers relations with employees to be good.

Guidant has a Code of Business Conduct (available on Guidant’s website, www.guidant.com) that applies to the Company’s Board of Directors and all employees.

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

Local restrictions on the transfer of funds from abroad (including the availability of dollar exchange) have not to date been a significant deterrent to the Company’s overall operations abroad. A substantial portion of cash and cash equivalents has historically been held by the Company’s non-US subsidiaries; however, the Company repatriated a significant amount of this cash and cash equivalents during 2005 back to the US in connection with the American Jobs Creation Act of 2004. Additional information concerning the repatriation of cash from a foreign affiliate is discussed in Item 8, Note 10 to the consolidated financial statements.

Available Information

Guidant’s web address is www.guidant.com. Guidant’s electronic filings with the SEC (including all Forms 10-K, 10-Q, and 8-K and any amendments to these reports) are available free of charge on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

ITEM 1A.  Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of our merger with Boston Scientific Corporation.

Completion of the merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the European Commission under European Commission merger regulations. While the merger agreement requires certain divestitures, including the divestiture of our vascular intervention and endovascular solutions business, and the Abbott transaction agreement has been entered into in order to effect that divestiture prior to the merger, these consents, orders and approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets in addition to the Abbott transaction. These conditions or divestitures may jeopardize or delay completion of the Abbott transaction or the merger or may reduce the anticipated benefits of the Abbott transaction or the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement. Additionally, completion of the merger is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would restrain or prohibit consummation of the merger. We are subject to recent claims related to the merger from plaintiffs seeking an injunction to prohibit consummation of the merger and other relief including monetary damages. Completion of the merger is also conditioned upon approval of the transaction by the shareholders of both Guidant and BSC.

Since June of 2005, we have issued a number of product advisories to physicians concerning our defibrillator and pacemaker systems due to reported adverse events and malfunctions that have adversely impacted our sales and market share and could continue to have an adverse effect on our business, financial condition and results of operations.

Since June of 2005, we have issued a number of product advisories to physicians concerning our defibrillator and pacemaker systems due to reported adverse events and malfunctions described in more detail in Item 7. Sales during the second half of 2005 decreased 14% compared to the same period in 2004, primarily due to the impact of various implantable defibrillator and pacemaker system field actions that occurred in 2005, including certain voluntary product recalls and physician notifications (2005 product communications). The 2005 product communications included Guidant’s decision announced on June 24, 2005 to temporarily stop selling Guidant’s leading defibrillator systems, which were returned to the market beginning on August 2, 2005. The impact of the 2005 product communications resulted in Guidant having a lower market share for implantable defibrillator and pacemaker systems for the second half of 2005 compared to the same period in the prior year. While Guidant has made progress in regaining market share and sales of these devices, there can be no assurance as to when, or if, our market share and sales will return to pre-2005 product communications levels due to, among other things, customer perceptions of the 2005 product communications, market acceptance of recently launched products, and regulatory and competitive developments. If we are unable to regain market share and sales for our implantable defibrillator and pacemaker systems or we do not regain market share and sales on a timely basis, these events could continue to adversely affect our business, financial condition and results of operations. There can be no assurance that we will not have product communications concerning defibrillator and pacemaker systems in the future or that any product communications would not have a material adverse effect on our business, financial condition and results of operations.

The FDA, the US Department of Justice, the Securities and Exchange Commission (SEC) and various state agencies are conducting, and other governmental entities may commence, investigations of Guidant in connection with our 2005 product communications which could have an adverse effect on our business, financial condition and results of operations.

The FDA, the US Department of Justice, the SEC and various state agencies are conducting, and other governmental entities may commence, investigations of Guidant in connection with our 2005 product communications as described in more detail in Item 7. While we are cooperating with officials in connection with these investigations, we cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on our business. An adverse outcome in any of these investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including our exclusion from government reimbursement programs. Additionally, if these investigations continue over a long period of time, they could divert the attention of our management from the day-to-day operations of our business, impose significant administrative burdens on us and result in additional compliance or other costs. These potential consequences, as well as any adverse outcome from any of these investigations, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive domestic and foreign medical device regulation which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the US. In addition, most major markets for medical devices outside the US require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing;

•	require changes to the products; and

•	result in limitations on the indicated uses of the product.

Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances from the FDA for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and/or criminal prosecution. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products or the withdrawal of product approval by the FDA could have a material adverse effect on our business, financial condition and results of operations.

We may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition and results of operations.

As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

In that regard, we are currently taking remedial action in response to certain deficiencies of our manufacturing quality systems as cited in the FDA warning letter to us. On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to our manufacturing quality systems and record keeping procedures in our CRM facility in St. Paul, Minnesota. The FDA warning letter resulted from an extensive inspection by the FDA of these CRM facilities that was completed on September 1, 2005 and resulted in a notice citing observations of non-compliance. We received a follow-up letter from the FDA dated January 5, 2006. As stated in the FDA warning letter, until the deficiencies identified in the letter have been corrected, the FDA may not grant requests by us for exportation certificates to foreign governments or approve pre-market submissions for our class III devices to which the deficiencies described are reasonably related. A further FDA inspection of this facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one observation. While we are working with the FDA to resolve these issues, this work has required and will continue to require the dedication of significant internal and external resources and there can be no assurances regarding the length of time it will take to resolve these issues, if at all. In addition, if the remedial actions taken by us are not satisfactory to the FDA, we may be unable to obtain pre-approval clearance by the FDA for certain devices or authorization to sell certain devices to overseas markets. We may face enforcement actions in connection with these FDA communications, including injunctive relief and civil fines. If we fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our business, financial condition and results of operations.

In June 2003, we entered into a five-year Corporate Integrity Agreement with the office of Inspector General of HHS relating to the resolution of the ANCURE matter further described in Item 8, Note 16 to the consolidated financial statements. Regulatory enforcement actions (including any action with respect to our Corporate Integrity Agreement) could result in injunctions, payment of royalties or other damages, or fines or penalties.

Pending and future patent litigation could be costly and disruptive to our business.

We operate in an industry that is susceptible to significant patent litigation and, in recent years, it has been common for companies in the medical device industry to aggressively challenge the rights of other companies to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings as described in more detail in Item 8, Note 16 to the consolidated financial statements. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Any pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event our right to market any of our products is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to effectively protect our intellectual property rights which could have an adverse effect on our business, financial condition and results of operations.

Patents and other proprietary rights are and will be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the US and abroad, where commercially advantageous, for patentable subject matter in our proprietary devices and also attempt, and will attempt, to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous US and foreign patents and have numerous patent applications pending. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent applications will result in issued patents, that any current or future patents issued to, or licensed by us will not be challenged, invalidated or circumvented by our competitors, or that our patents will not be found invalid.

We may have to take legal action in the future to enforce our patents, trade secrets or know-how against others. Any legal action of that type could be costly and time consuming to us and no assurances can be made that any lawsuit will be successful. We are generally involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits, in which we are a defendant, to protect our intellectual property, could have a material adverse effect on our business, financial position and results of operations. (See Item 8, Note 16 to the consolidated financial statements.)

Pending and future product liability claims and other litigation, including private securities litigation and shareholder derivative suits, may adversely impact our business, financial condition, results of operations, reputation and ability to attract and retain customers.

The design, manufacture and marketing of medical devices of the types that we produce entail an inherent risk of product liability claims. Many of the medical devices that we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall, or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

We are currently the subject of numerous product liability claims and other litigation, including private securities litigation and shareholder derivative suits relating to such product liability claims as described in more detail in Item 8, Note 16 to the consolidated financial statements. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant and it may divert the attention of our management. As a result of economic factors currently impacting the insurance industry, meaningful product liability insurance coverage has become unavailable due to its economically prohibitive cost. As a result, beginning September 1, 2005, we are largely self-insured for product liability claims. The decision to become self-insured does not affect coverage with respect to claims made under previous policies which, most recently, contained substantial self-insurance retentions; however, certain product liability claims may be, and in certain circumstances, have been, contested by the carrier. The absence of third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, product recalls and other litigation in the future, regardless of their ultimate outcome, could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry which could have an adverse effect on our business, financial condition and results of operations.

The medical device market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors for implantable cardiac rhythm management devices are Medtronic and St. Jude. Guidant’s primary competitors for vascular disease products include Abbott, BSC, J&J and Medtronic. We face a number of additional competitors with respect to Guidant’s other products. In addition, we also face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate only in a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer non-surgical alternative therapies for disease states intended to be treated using our products.

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the drug eluting stent or CRM markets, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition and results of operations.

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

In order to develop new products and improve our current product offerings, we will focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to launch our next-generation implantable cardioverter defibrillator and cardiac resynchronization therapy defibrillator systems devices within the next 12 months, subject to regulatory approval. Guidant also expects to launch XIENCE V Everolimus Eluting Coronary Stent System in the European Union during the second quarter of 2006. If the SPIRIT family of clinical trials is successful, Guidant expects to enter the US market in approximately two years. If we are unable to develop and launch these products as anticipated, our ability to maintain or expand our positions in the stent or CRM market may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

As a part of the regulatory process of obtaining marketing clearance from the FDA for new products, we will conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals from the FDA, our position in, and share of, the markets in which we participate and our business, financial condition and results of operations.

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payers or preferences for alternate therapies could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition and results of operations.

Our products are purchased principally by hospitals or physicians, which typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payers is critical to the success of medical device companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the US or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition and results of operations.

Major third-party payers for hospital services in the US and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, and shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Further legislative or administrative reforms to the US or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for such procedures would have an adverse effect on our business, financial condition and results of operations. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products. Additionally, in light of our recalls, third-party payers may seek claims and further recourse against us for the recalled defibrillator and pacemaker systems for which we had previously received reimbursement.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our significant market segments which could have an adverse effect on our business, financial condition and results of operations.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition and results of operations.

Because a portion of our future growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition and results of operations.

Our revenues, costs of operations and net income could be affected by a number of international economic or regulatory conditions, including changes in foreign currency exchange rates, changes in economic or regulatory conditions from country to country, changes in a country’s political condition, trade protection measures, intellectual property protection and other legal requirements and local tax issues. For example, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, greater risk and higher expenses. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material impact on our business, financial condition and results of operations.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

As of December 31, 2005, the Company owned or leased the following principal operating facilities:

		Approximate	Leased or
Location	Type of Facility	Square Feet	Owned

Brussels, Belgium	Regulatory affairs, research and development, quality assurance, administration and sales and marketing	73,000	Leased
Clonmel, Ireland	Cardiac Rhythm Management (CRM) and Vascular Intervention (VI) manufacturing and administration	364,000	Owned
Dorado, PR	CRM, VI and Cardiac Surgery (CS) manufacturing and administration	182,000	Owned
Indianapolis, IN	Administration	54,000	Leased
Redmond, WA	CRM research and development	35,000	Leased
Santa Clara, CA	CS manufacturing, VI, CS and Endovascular Solutions (ES) research and development, administration, and sales and marketing	368,000	Owned
St. Paul, MN	CRM manufacturing, research and development, administration, sales and marketing and warehouse	1,462,000	Owned
Temecula, CA	VI and ES manufacturing, VI, CRM and ES research and development	500,000	Owned
Temecula, CA	VI, ES and CS warehouse and distribution	186,000	Leased
Tokyo, Japan	Regulatory affairs, research and development, quality assurance, administration, sales and marketing and warehouse	63,000	Leased

Guidant maintains executive offices at 111 Monument Circle, 29th Floor, Indianapolis, Indiana. Subject to normal expansion, the Company believes that Company facilities are adequate to meet present and reasonably foreseeable needs.

ITEM 3.	Legal Proceedings

The Company is subject to various legal proceedings, many involving routine litigation incidental to the business. Other matters contain allegations that are not routine and involve compensatory, punitive, or treble damage claims, or claims for injunctive relief related to alleged infringement of third parties’ rights, or seek declarations affecting the validity of Company patents. In addition, the Company is subject to numerous product liability and other claims and investigations arising out of the 2005 product communications. An unfavorable outcome in these matters could have a material adverse effect on our business, financial condition and results of operations. See Item 8, Note 16 to the consolidated financial statements for a description of these legal proceedings. That information is incorporated into this Item 3 by reference.

ITEM 4.	Submissions of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

Guidant’s common shares (the Company’s only outstanding equity shares) are traded on the New York Stock Exchange (NYSE). The Company’s annual CEO certification to the NYSE for the previous year was submitted as of December 30, 2005. For information regarding the prices of our common stock, see Item 8, Note 17 to the consolidated financial statements. For information regarding the number of common shareholders of record and dividends declared on the Company’s common stock, see Item 6, “Selected Consolidated Financial Data”.

ITEM 6.	Selected Consolidated Financial Data

	Year Ended December 31
(In millions, except per share and other data)	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)

Operations:
Net sales	$3,550.6	$3,765.6	$3,644.8	$3,120.9	$2,636.8
Cost of products sold	929.5	921.6	877.4	742.0	612.9

Gross profit	2,621.1	2,844.0	2,767.4	2,378.9	2,023.9
Research and development	598.0	516.0	515.0	410.5	355.2
Purchased in-process research and development	75.0	99.8	83.7	54.9	15.0
Sales, marketing and administrative	1,344.7	1,191.0	1,189.0	938.4	778.6
Income from continuing operations	443.6	573.0	419.3	669.3	538.5
Earnings per share — basic:
Income from continuing operations	$1.36	$1.84	$1.37	$2.22	$1.79
Earnings per share — diluted:
Income from continuing operations	$1.33	$1.78	$1.34	$2.19	$1.76
Weighted average common shares outstanding:
Basic	325.32	312.04	305.10	301.74	300.86
Diluted	333.16	321.24	312.52	305.99	306.22
Cash dividends declared per share(6)	$0.40	$0.40	$0.24	—	—

	December 31
	2005	2004	2003	2002	2001

Financial Position:
Working capital	$3,179.3	$2,679.2	$2,017.5	$1,437.4	$759.2
Current ratio	3.4:1.0	3.6:1.0	2.9:1.0	2.7:1.0	2.0:1.0
Capital expenditures, net	310.1	212.8	249.3	141.1	149.1
Total assets	6,279.4	5,372.2	4,640.1	3,716.1	2,916.8
Borrowings	359.0	659.2	948.3	368.5	760.0
Borrowings as a percentage of total capitalization	7.1%	15.0%	25.9%	13.7%	33.0%
Shareholders’ equity	4,711.0	3,742.1	2,713.3	2,321.8	1,545.8
Book value per share	$14.14	$11.65	$8.68	$7.59	$5.05
Other Data:
Effective income tax rate	16.2%	34.7%	11.8%	27.3%	28.4%
Full-time employee equivalents	16,314	14,491	13,578	12,540	12,076
Common shareholders of record	4,571	5,080	5,356	5,790	5,866

All financial information reflects the GALILEO® and AAA product lines and Brazil operations as discontinued operations.

Income from continuing operations and earnings per share (EPS) include:

(1) 2005

•	Cost of products sold includes $101.5 million pre-tax charge ($0.23 per share after tax) associated with the implantable defibrillator and pacemaker system field actions (2005 product communications), as well as the OMNILINK® .035 and .018 Biliary Stent System field action

•	In-process research and development (IPRD) of $75.0 million includes:

•	$60.0 million IPRD related to the agreement with Novartis Pharma AG and Novartis AG

•	$5.0 million IPRD related to the acquisition of certain bioabsorbable polymer technologies from MediVas LLC

•	$10.0 million IPRD payment to AFx, inc. for satisfaction of a clinical milestone related to the development of a minimally invasive ablation procedure

•	$60.0 million impairment charge related to the write-down of assets associated with the FX miniRAILtm Dilatation Catheter

•	$73.8 million tax impact of items described above, including a $29.4 million reversal of the income tax gross-up provision associated with the one-time incentive to repatriate foreign earnings in connection with the American Jobs Creation Act of 2004. In May 2005, the Internal Revenue Service issued guidance clarifying that the tax gross-up provision does not apply to the foreign earnings repatriated under the one-time incentive.

(2) 2004

•	IPRD of $99.8 million primarily includes:

•	$50.0 million IPRD for clinical results related to Biosensors International’s (Biosensors) everolimus eluting stent trial, FUTURE II

•	$15.0 million IPRD payment made to Novartis for completion of enrollment in the SPIRIT FIRST clinical trial

•	$6.0 million IPRD payment to purchase the remaining interest of Bioabsorbable Vascular Solutions (BVS)

•	$22.8 million IPRD related to the acquisition of AFx, inc.

•	$20.0 million favorable litigation settlement with Medtronic relating to atrial fibrillation technology

•	$20.0 million contribution to the Guidant Foundation

•	$66.0 million corporate-wide restructuring charge

•	$54.3 million tax impact of items described above, including a $104.2 million tax on the planned repatriation of approximately $1.5 billion in connection with the American Jobs Creation Act of 2004

(3) 2003

•	IPRD of $83.7 million primarily includes:

•	$35.2 million IPRD recorded in conjunction with the acquisition of certain bioabsorbable polymer technologies from MediVas LLC

•	$30.6 million IPRD related to the Biosensors acquisition and the achievement of a performance milestone related to the six-month clinical data of the everolimus eluting stent trial, FUTURE I

•	$16.0 million IPRD recorded in conjunction with the acquisition of a majority interest in BVS

•	$422.8 million net litigation charge primarily related to the arbitration decision involving Cordis

•	$168.3 million tax impact of items described above

(4) 2002

•	IPRD of $54.9 million includes:

•	$35.6 million IPRD for an exclusive license from Novartis for the right to utilize the drug everolimus in drug eluting stents

•	$19.3 million IPRD recorded in conjunction with the acquisition of Cardiac Intelligence Corporation

•	$137.1 million net litigation benefit resulting primarily from a $158.2 million award plus interest and costs against Medtronic

•	$40.0 million contribution to the Guidant Foundation

•	$60.6 million termination payment and related expenses associated with the termination of the Cook Group Inc. merger agreement

•	$14.0 million for the restructuring of biliary and peripheral product line operations

•	$4.9 million tax impact of items described above

(5) 2001

•	$15.0 million IPRD related to the acquisition of embolic protection device technology from Metamorphic Surgical Devices, LLC

•	$7.5 million of expenses associated with the first-generation VENTAK PRIZM® Implantable Defibrillator field action

•	$8.3 million tax impact of items described above

(6)	On February 20, 2006, Guidant’s Board of Directors declared a first quarter 2006 dividend of $0.10 per common share outstanding to be paid March 15, 2006, to shareholders of record on March 1, 2006.

See Notes to Consolidated Financial Statements for further description of these items.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and of Results of Operations

2005 OPERATING RESULTS

2005 SALES BY PRODUCT	2005 SALES BY GEOGRAPHY

SALES SUMMARY

	2005				2004
	US	Int’l.	Total		US	Int’l.	Total		Change

(In millions)
Implantable defibrillator systems	$1,231.7	$419.0	$1,650.7	47%	$1,395.1	$368.4	$1,763.5	47%	(6)%
Pacemaker systems	345.9	283.4	629.3	18%	426.0	293.5	719.5	19%	(13)%
Coronary stent systems	246.8	215.1	461.9	13%	259.6	278.5	538.1	14%	(14)%
Angioplasty systems	186.5	249.7	436.2	12%	210.0	242.5	452.5	12%	(4)%
Cardiac surgery and peripheral, including biliary and carotid systems	306.7	65.8	372.5	10%	234.4	57.6	292.0	8%	28%

	$2,317.6	$1,233.0	$3,550.6	100%	$2,525.1	$1,240.5	$3,765.6	100%	(6)%

Sales

Worldwide net sales for the year ended December 31, 2005 were $3,550.6 million, representing a 6% decline compared to 2004. Sales were impacted primarily by a 4% decline in volume and a 2% decline in pricing. The impact of fluctuations in foreign currency exchange rates decreased sales by $4.6 million. The decrease in unit volume was primarily due to the impact of various implantable defibrillator and pacemaker system field actions incurred during 2005, including certain voluntary product recalls and physician notifications (hereinafter referred to as 2005 product communications). The 2005 product communications included management’s voluntary decision announced on June 24, 2005 to temporarily stop selling the Company’s leading cardiac resynchronization therapy defibrillator (CRT-D) systems, which were returned to the market beginning on August 2, 2005 following the approval of product component modifications by the FDA and European regulatory authorities. The impact of the 2005 product communications resulted in lower market share for implantable defibrillator and pacemaker systems in 2005 compared to the prior year and limited the Company’s ability to capitalize on this fast growing market. Sales of coronary stent systems decreased primarily due to competitors’ drug eluting stents and increased competition from metallic coronary stent competitors in Japan. This decrease in sales was partially offset by continued volume growth of cardiac surgery and peripheral, including biliary and carotid systems and increased revenues from J&J under the co-promotion agreement and sales of stent delivery systems.

Throughout the second half of 2005, the Company made progress in regaining market share in implantable defibrillators. Implant data for the US suggest Guidant implantable defibrillator implant rates versus the pre-2005 product communications (defined as the March through May of 2005 average) fell to a low of 43% for the month of July and averaged approximately 60% for the third quarter of 2005. The implant rate was approximately 72% for the fourth quarter of 2005, excluding the impact of normal holiday seasonality during the quarter. In January 2006, preliminary data suggests the implant rate continued to improve. The Company believes that it will continue to regain market share, though the rate of improvement will likely continue to fluctuate over time for a variety of reasons including customer perceptions of the product communications, market acceptance of the recently launched products discussed below, market growth, as well as regulatory and competitive developments. Given the experience in late 2005 and early 2006, management believes that the Company’s first quarter 2006 sales and income from continuing operations before income taxes will be lower than the first quarter 2005. The extent of the impact will be dependent on the pace at which the Company regains implantable defibrillator and pacemaker system market share.

Implantable Defibrillator Systems

Sales:

Sales of implantable defibrillator systems include both sales of implantable cardioverter defibrillator (ICD) and CRT-D systems. Worldwide sales of implantable defibrillator systems for 2005 were $1,650.7 million, down $112.8 million or 6% over 2004, primarily due to volume. US implantable defibrillator system sales decreased 12% to $1,231.7 million, while international sales of $419.0 million were up 14% over the prior year. The US decline was primarily due to the 2005 product communications. The impact was lower on international sales due in part to a lower mix of heart failure devices compared to the US. Management believes that sales of these devices in the first quarter 2006 are likely to be lower than the first quarter 2005 as the recovery of market share for these devices is still in progress.

The Company has entered into a new product cycle, whereby several advanced devices and therapies are being offered in the market. Specifically, the Company received FDA approval and launched the following new products in late 2005 or early 2006:

•	VITALITY HE implantable defibrillator; Guidant’s first high-energy product to offer the advanced functionality of the VITALITY family.

•	CONTAK RENEWAL 3 RF CRT-D; this is Guidant’s first wireless and wandless device and is designed to enhance the speed and convenience of patient care. RENEWAL 3 RF is part of the LATITUDE Patient Management System.

•	ZOOM LATITUDE programmer; this next-generation programmer is designed to interface with devices that include remote monitoring capability. This programmer also works with most other Guidant implantable defibrillator and pacemaker systems.

•	LATITUDE Communicator and secure data storage system. This system provides patients and physicians with the ability to conduct wireless, automatic device data uploads from the comfort and convenience of the patient’s home. Wireless, automatic data uploads are designed to make the device and patient follow-up process easy for the patients and more efficient and effective for physicians.

•	LATITUDE Weight Scale and Blood Pressure Monitor. These devices have the ability to communicate weight and blood pressure data wirelessly to the communicator, which in turn sends the information to the secure server for review by the patient’s physician (or third party). In addition, this information is immediately available to patients in their home to assist their compliance with the day-to-day and home-based heart failure instructions prescribed by their physician.

Pacemaker Systems

Sales:

Worldwide pacemaker system sales were $629.3 million in 2005 compared to $719.5 million in 2004, representing a 13% decrease. Sales in the US totaled $345.9 million, a decrease of 19% compared to 2004. International pacemaker system sales fell 3% to $283.4 million. These declines versus the prior year are primarily due to decreased volume, impacted by the 2005 product communications, as well as the continuing trend toward the use of implantable defibrillators. Management believes that sales of these devices in the first quarter of 2006 are likely to be lower than the first quarter of 2005, as the recovery of market share for these devices is still in progress.

Coronary Stent Systems

Sales:

Worldwide coronary stent system sales in 2005 were $461.9 million, a decrease of 14% compared to 2004 sales of $538.1 million, primarily due to a decline in volume. US coronary stent system sales were $246.8 million ($117.7 million to US end-users) in 2005 compared to $259.6 million ($161.9 million to US end-users) in 2004. The decrease was primarily due to competitive drug eluting stents available in the US and declining stent sales in Japan as a result of competitive metallic coronary stent launches since late 2003 and the launch of Cordis’ CYPHER Sirolimus-eluting Coronary Stent System (CYPHER) in Japan in the third quarter of 2004.

In February 2004, Guidant entered into an agreement with J&J to co-promote CYPHER. This agreement allows for the immediate US co-promotion of current and future drug eluting stents sold by J&J. It also allows for future co-

promotion in Japan. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery technology to J&J, arising from a prior supply agreement, are included in US coronary stent system sales. Revenues from J&J were $129.1 million in 2005 and $97.7 million in 2004.

Angioplasty Systems

Angioplasty system sales totaled $436.2 million in 2005 compared to $452.5 million in 2004, representing a 4% decline primarily due to volume. This decline was partially due to Guidant’s decision to voluntarily withdraw certain sizes of VOYAGER (RX) Coronary Dilatation Catheters in January 2005 due to the potential for a leak at the guidewire exit notch. Corrective action was taken and this catheter was re-launched in March 2005.

Cardiac Surgery and Peripheral, Including Biliary and Carotid Systems

Sales:

Worldwide sales of cardiac surgery and peripheral, including biliary and carotid systems totaled $372.5 million in 2005 compared to $292.0 million in 2004, representing 28% growth primarily due to increased volume. Sales were driven by:

•	Continued growth in endoscopic vessel harvesting driven by the VASOVIEW Endoscopic Vessel Harvesting Systems

•	.035 Guidewire Platforms: ABSOLUTE Self Expanding Stent and AGILTRAC Peripheral Dilatation Catheter

•	RX ACCULINK Carotid Stent System and the RX ACCUNET Embolic Protection System

Cost of Products Sold

Cost of products sold was $929.5 million in 2005 compared to $921.6 million in 2004. Gross profit percentage was 73.8% in 2005 compared to 75.5% in 2004. The decrease in gross profit percentage was primarily driven by the costs associated with the 2005 product communications, partially offset by positive manufacturing variances in 2005. Total costs associated with the 2005 product communications were approximately $90.5 million associated with the supplemental warranty provided to customers to cover the current and anticipated warranty claims and write downs of non-saleable inventory. (See further information in Item 8, Note 2 to the consolidated financial statements).

Research and Development

Innovation is essential to Guidant’s success. It is one of the primary bases of competition in Guidant’s markets. The Company works to introduce new products, enhance the effectiveness and ease of use of existing products and expand the applications for its products. Research and development expense was $598.0 million in 2005, or 16.8% of net sales, compared to $516.0 million in 2004, or 13.7% of net sales. Significant investments in research and development in 2005 included:

•	XIENCE V Everolimus Eluting Coronary Stent System continues to be evaluated in the SPIRIT family of clinical trials. Guidant has enrolled more than 1,100 patients in its SPIRIT II and SPIRIT III clinical trials. SPIRIT III is a large-scale US pivotal clinical trial evaluating XIENCE V, an everolimus eluting coronary stent system utilizing Guidant’s cobalt chromium rapid exchange MULTI-LINK VISION® Coronary Stent System platform. If the clinical trial is successful, the results of it will be used to support filings to obtain regulatory approval to market the product in the US. Results of the SPIRIT II study will provide additional clinical data to support the launch of XIENCE V in certain countries outside the US. In January 2006, Guidant received CE Mark approval to launch XIENCE V in the European Union, primarily based on the results of SPIRIT I clinical trial. Guidant currently expects to launch XIENCE V in the European Union during the second quarter of 2006. In addition, the CE Mark approval will be used to support market registrations in other regulated countries.

•	Bioabsorbable and next-generation coronary drug eluting stent systems.

•	LATITUDE Patient Management System, designed to enable a physician to monitor implanted devices and patient heart function remotely and automatically.

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure and development of next-generation pacemaker and implantable defibrillator systems.

In addition to funding internal research and development efforts, Guidant also invests in early-stage technologies through equity investments, acquisitions and other collaborative vehicles.

Purchased In-Process Research and Development (IPRD)

Guidant recorded IPRD charges of $75.0 million and $99.8 million in 2005 and 2004 for acquisitions and subsequent milestones. Guidant records IPRD for the portion of the purchase price representing the value of technologies relating to products that have not received FDA approval and have no alternative future use, excluding the value of core and developed technologies. (See further information on business combinations in Item 8, Note 4 to the consolidated financial statements.) IPRD charges for 2005 included:

•	Novartis Pharma AG and Novartis AG (Novartis) — $40.0 million payment made to Novartis for satisfaction of a clinical milestone — enrollment of more than 300 patients in the SPIRIT II and SPIRIT III clinical trials. In addition, $20.0 million was earned and accrued and will be paid upon satisfaction of a future clinical milestone or December 31, 2006, whichever is earlier.

•	MediVas LLC (MediVas) — $5.0 million IPRD related to the acquisition of certain bioabsorbable polymer technologies.

•	AFx, inc. (AFx) — $10.0 million IPRD payment for satisfaction of a clinical milestone related to the development of a minimally invasive ablation procedure.

IPRD charges in 2004 totaled $99.8 million and primarily included:

•	Biosensors International (Biosensors) — $50.0 million recorded during the second quarter of 2004 in conjunction with milestones related to the FUTURE II clinical trial. The assets acquired from Biosensors were being used in the CHAMPIONtm Everolimus Eluting Coronary Stent program which was discontinued in the third quarter of 2004.

•	Novartis — $15.0 million payment for completion of enrollment in the SPIRIT FIRST clinical trial that occurred in April 2004.

•	Bioabsorbable Vascular Solutions (BVS) — $6.0 million payment to purchase the remaining interest of BVS, an early-stage developer of bioabsorbable stents, in April 2004. Bioabsorbable stents are designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease.

•	AFx — $22.8 million associated with the February 2004 acquisition.

The remaining charges in 2004 were primarily for the purchase of technology to be utilized in conjunction with Guidant’s carotid embolic protection systems.

The assets gained through Novartis and MediVas were acquired to be key components of Guidant’s drug eluting stent program. If the SPIRIT family of clinical trials is successful, Guidant expects to enter the US market in approximately 2 years. The Company estimates this project will incur research and development expenses (excluding IPRD) of approximately $100.0 million to $150.0 million from 2006 through completion to achieve commercial viability in the US. Additional research and development expenses may be incurred beyond this estimate for next-generation products, which could use assets acquired from these companies.

Sales, Marketing and Administrative (SM&A)

SM&A expenses were $1,344.7 million in 2005, compared to $1,191.0 million in 2004. SM&A expenses as a percentage of sales increased to 37.9% in 2005 compared to 31.6% in 2004 driven primarily by the following:

•	Expansion of the CRM field force during the year.

•	The decline in CRM sales as well as CRM field employee retention programs established due to the 2005 product communications.

•	Legal expenses resulting from the 2005 product communications.

•	Merger-related expenses, such as legal and investment banker fees.

•	Lower expenses in 2004 due to the reduction of expenses in the second half of 2004 associated with the restructuring, of which certain of these expense reductions (changes in employee benefits) did not benefit 2005.

Total expenses included $58.9 million and $30.9 million in 2005 and 2004 associated with restricted stock awards. The expense was higher in 2005 primarily as a result of the Company’s shareholders’ approval of the plan of merger with Johnson & Johnson (which was subsequently terminated) on April 27, 2005, which accelerated the vesting of these awards. These expenses were classified in the income statement consistent with the functional area of related employees. Unvested restricted stock awards will vest upon a successful Guidant shareholder vote in favor of the BSC merger, resulting in pre-tax expense of $67.0 to $77.0 million.

Interest

The components of interest, net are as follows:

	2005	2004

(In millions)
Interest income	$(87.9)	$(33.9)
Interest expense	30.5	25.5

Interest, net	$(57.4)	$(8.4)

Interest income increased in 2005 due to an increase in the average balance of interest bearing assets during 2005 compared to 2004 and rising interest rates during 2005. Interest expense was relatively flat for the two periods, as the decrease in the average debt balance was more than offset by increasing interest rates.

Royalties

Royalty expense is incurred for sales of certain implantable defibrillator systems, pacemaker systems, coronary stent systems and angioplasty systems. Net royalty expense totaled $49.3 million in 2005 compared to $50.0 million in 2004. Net royalty expense included royalty income of less than $1.0 million in both years. At December 31, 2005, the Company had accrued $63.7 million, which represents all royalties and interest potentially payable under the license agreement pertaining to a Mirowski patent that expired in 2003. The ultimate payment by Guidant will depend on a final ruling regarding the patent. (See Item 8, Note 16 to the consolidated financial statements.)

Amortization

Amortization expense was $22.2 million in 2005 compared to $30.7 million in 2004. The decrease is primarily attributable to the impairment charge recorded in the first quarter of 2005 associated with the FX miniRAIL Dilatation Catheter intangible asset, as discussed below under “Impairment Charge”.

Other, net

Other, net expense was $0 in 2005 compared to $21.1 million in 2004. The additional other expense in 2004 compared to 2005 is primarily due to equity investments of $14.1 million that were considered permanently impaired in 2004.

	2005	2004

(In millions)
Other expense	$12.2	$27.3
Other income	(12.2)	(6.2)

Other, net	$—	$21.1

Litigation and Foundation Contribution

In 2004, the Company recorded a $20.0 million litigation benefit from a settlement with Medtronic related to atrial fibrillation technology. Concurrently, this litigation benefit was contributed to the Guidant Foundation, the Company’s charitable foundation.

Impairment Charge

During the first quarter of 2005, the Company recorded a $60.0 million impairment charge related to the write-down of assets associated with the FX miniRAIL Dilatation Catheter. In accordance with Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reassessed the expected future financial performance of the FX miniRAIL Dilatation Catheter, acquired from X Technologies, Inc., noting that the value of the expected future cash flows is less than the carrying value of the related intangible asset. Among other reasons, this was the result of (a) a decrease in demand for the product for use in treating in-stent restenosis as drug eluting stents have reduced the incidence of this condition, and (b) demand for the product for use in pre-dilating vessels in advance of implanting drug eluting stents not developing as anticipated.

Income Tax

Income tax expense for 2005 and 2004 was $85.7 million and $304.8 million, resulting in effective income tax rates of 16.2% and 34.7%. Guidant’s effective tax rate is typically lower than the US statutory tax rates primarily due to overseas operations (primarily Ireland and Puerto Rico) having statutory tax rates that are lower than the US statutory tax rates. In addition, the effective income tax rate in 2005 was lower than the US statutory tax rates due to the $29.4 million reversal of tax expense in 2005 related to Internal Revenue Service guidance on the American Jobs Creation Act of 2004 (the Act). The effective income tax rate in 2004 is comparable to the US statutory rates because the benefit from operating in overseas operations with tax rates lower than those in the US was offset by the tax of $104.2 million recorded in conjunction with the Act.

Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products and in return received $2.5 million from Novoste. In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance. In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT® System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation. (See Item 8, Note 16 to the consolidated financial statements.)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.

Loss from discontinued operations before income taxes for the year ended December 31, 2005 primarily includes estimates for ANCURE-related settlements. For the year ended December 31, 2004, it primarily includes charges of $37.9 million for estimated ANCURE-related settlements, write down of long-lived assets to fair value, severance related charges and recording inventory and accounts receivable at net realizable value. Loss from discontinued operations before income taxes for the year ended December 31, 2003, includes a $62.4 million charge for the agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA (See Item 8, Note 16 to the consolidated financial statements), a charge of $37.9 million, primarily related to the write down of long-lived assets to fair value, severance-related charges and recording inventory and accounts receivable at net realizable value and a gain of $20.0 million for a payment made from Cook in exchange for granting a covenant not to sue related to Cook’s manufacture and distribution of Cook’s endovascular graft products. The Company does not expect any significant activity associated with the exit of these three businesses going forward, except for potential ANCURE-related litigation charges.

The following summarizes the financial information for discontinued operations:

	2005	2004	2003

(In millions)
Net sales	$0.9	$9.6	$72.2
Loss from discontinued operations before income taxes	47.2	77.5	118.0
Net loss from discontinued operations	29.7	49.0	89.0

2004 OPERATING RESULTS

2004 SALES BY PRODUCT	2004 SALES BY GEOGRAPHY

SALES SUMMARY

	2004				2003
	US	Int’l.	Total		US	Int’l.	Total		Change

(In millions)
Implantable defibrillator systems	$1,395.1	$368.4	$1,763.5	47%	$1,210.7	$278.0	$1,488.7	41%	18%
Pacemaker systems	426.0	293.5	719.5	19%	431.7	251.8	683.5	19%	5%
Coronary stent systems	259.6	278.5	538.1	14%	463.2	380.5	843.7	23%	(36)%
Angioplasty systems	210.0	242.5	452.5	12%	203.3	220.3	423.6	12%	7%
Cardiac surgery and peripheral, including biliary and carotid systems	234.4	57.6	292.0	8%	165.3	40.0	205.3	5%	42%

	$2,525.1	$1,240.5	$3,765.6	100%	$2,474.2	$1,170.6	$3,644.8	100%	3%

Sales

Worldwide net sales for the year ended December 31, 2004 were $3,765.6 million, representing 3% growth compared to 2003. Growth in unit volume favorably impacted sales by 2%, which was partially offset by a 1% decrease in pricing. The impact of fluctuations in foreign currency exchange rates increased sales by $88.0 million or 2%. Sales of products other than worldwide coronary stents grew $426.4 million, an increase of 15% compared to 2003. Sales growth was driven by 18% growth in implantable defibrillator system sales, which accounted for 47% of Guidant’s 2004 worldwide sales. This growth was partially offset by a 36% decrease in coronary stent system sales primarily due to competitive drug eluting stents and increased competition from metallic coronary stent competitors in Japan. Coronary stents comprised 14% of Company sales in 2004, compared to 23% in the prior year.

Implantable Defibrillator Systems

Worldwide sales of implantable defibrillator systems for 2004 were $1,763.5 million, up $274.8 million or 18% over 2003. Growth was driven primarily by increased volume and a shift toward higher-value CRT-D systems. US implantable defibrillator system sales climbed 15% to $1,395.1 million, while international sales of $368.4 million were up 33% over the prior year. Sales of implantable defibrillator systems increased due to the following:

•	Increased awareness and adoption of ICD and cardiac resynchronization therapies based on the findings of two Guidant-sponsored clinical trials — MADIT II and COMPANION.

•	Positive SCD-HeFT clinical trial results and expanded national coverage.

•	RAPIDO® ADVANCEtm delivery system and EASYTRAK® 2 and EASYTRAK 3 leads, which received FDA approval and were launched in August 2004. These products improve the physician’s ability to implant leads to the desired location.

•	Strong market acceptance for CRT-D systems, specifically the CONTAK RENEWAL family, CONTAK RENEWAL 3 and CONTAK RENEWAL 4. In July 2004, Guidant received CE Mark approval of its CONTAK RENEWAL 4 AVT cardiac resynchronization therapy defibrillator, designed to treat heart failure patients who are at risk for sudden cardiac death and also suffer from atrial arrhythmias.

•	Continued acceptance of the VITALITY family of implantable defibrillator systems, specifically the VITALITY DS and VITALITY 2 — launched in the US in May 2004.

Pacemaker Systems

Worldwide pacemaker system sales were $719.5 million in 2004 compared to $683.5 million in 2003, representing 5% growth. Sales in the US totaled $426.0 million, a decrease of 1% compared to 2003. International pacemaker system sales grew 17% to $293.5 million, primarily due to volume and fluctuations in foreign currency exchange rates. Pacemaker system sales primarily include:

•	CONTAK RENEWAL TR 2 CRT-P system launched in the third quarter of 2003 in Europe and the CONTAK RENEWAL TR CRT-P system launched in the US in January 2004.

•	INSIGNIA family of pacemakers, including significant sales growth from the INSIGNIA ULTRA pacemaker system.

Coronary Stent Systems

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

In February 2004, Guidant entered into an agreement with J&J to co-promote Cordis’ CYPHER Sirolimus-eluting Coronary Stent. This agreement also allows for co-promotion of future drug eluting stents sold by J&J. Co-promotion commissions earned by Guidant under this agreement, along with sales of stent delivery technology to J&J, are included in US coronary stent system sales. Revenues from J&J were $97.7 million in 2004 compared to $61.0 million in 2003.

International coronary stent system sales for 2004 and 2003 were $278.5 million and $380.5 million. This decrease was primarily due to declining stent sales in Japan as a result of competitive metallic coronary stent launches since late 2003 and the launch of CYPHER in the third quarter of 2004.

Angioplasty Systems

Angioplasty system sales totaled $452.5 million in 2004 compared to $423.6 million in 2003, representing 7% growth primarily due to volume, particularly with guidewire sales.

Cardiac Surgery and Peripheral, Including Biliary and Carotid Systems

Worldwide sales of cardiac surgery and peripheral, including biliary and carotid systems totaled $292.0 million in 2004 compared to $205.3 million in 2003, representing 42% growth. Sales were driven by:

•	Continued growth in endoscopic vessel harvesting driven by the VASOVIEW Endoscopic Vessel Harvesting Systems

•	.035 Guidewire Platforms: ABSOLUTE Self Expanding Stent and AGILTRAC Peripheral Dilatation Catheter.

•	RX ACCULINK Carotid Stent System and the RX ACCUNET Embolic Protection System for which Guidant was the first to receive FDA approval in August 2004.

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

Research and Development

Research and development expense was $516.0 million in 2004, or 13.7% of net sales, compared to $515.0 million in 2003, or 14.1% of net sales. Significant investments in research and development in 2004 included:

•	Guidant’s drug eluting stent programs:

•	XIENCE V Everolimus Eluting Coronary Stent System, which is currently being evaluated in the SPIRIT family of clinical trials.

•	CHAMPION Everolimus Eluting Coronary Stent mounted on the MULTI-LINK VISION stent delivery system — this program was discontinued in the third quarter of 2004.

•	Bioabsorbable and carotid stent systems.

•	LATITUDE Patient Management System, designed to enable a physician to monitor patient heart function remotely and automatically.

•	Clinical trials to further demonstrate the benefits of cardiac resynchronization therapy devices for treating heart failure.

•	Development of next-generation devices for cardiac rhythm management, biliary and peripheral systems and cardiac surgery products.

In addition to funding internal research and development efforts, Guidant also invests in early-stage technologies through equity investments, acquisitions and other collaborative vehicles.

Purchased In-Process Research and Development (IPRD)

Guidant recorded IPRD charges of $99.8 million (described in detail earlier) in 2004 and $83.7 million in 2003 for acquisitions and subsequent milestones. Guidant records IPRD for the portion of the purchase price representing the value of technologies relating to products that have not received FDA approval and have no alternative future use, excluding the value of core and developed technologies. (See further information in Item 8, Note 4 to the consolidated financial statements.) IPRD charges for 2003 primarily included:

•	MediVas — $35.2 million recorded in September 2003 in conjunction with the acquisition of a subsidiary of MediVas, including the right to use certain bioabsorbable polymer technologies.

•	Biosensors — $20.5 million recorded in March 2003 for the purchase of certain assets of Biosensors’ everolimus eluting stent program. In June 2003, Guidant recorded a $10.1 million IPRD charge as a result of the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I. (See further information regarding the CHAMPION program in the preceding section under Research and Development.)

•	BVS — $16.0 million recorded in March 2003 for the purchase of a majority interest in BVS.

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

Amortization

Amortization expense was $30.7 million in 2004 compared to $20.6 million in 2003. The increase of $10.1 million was attributable to the intangibles recorded in conjunction with the February 2004 acquisition of AFx and the June 2003 acquisition of X Technologies, Inc.

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

Income Tax

Income tax expense for 2004 and 2003 was $304.8 million and $55.9 million, resulting in effective income tax rates of 34.7% and 11.8%. The effective income tax rate in 2004 is comparable to the US statutory rates because the benefit from overseas operations was offset by the tax of $104.2 million recorded in conjunction with the American Jobs Creation Act of 2004. Additionally, the effective tax rate in 2003 is lower than the US statutory rates due to the agreement reached with the US and foreign tax authorities with respect to various issues in the examination of tax years 1996-2000, resulting in a decrease in accrued taxes by $30.0 million.

On October 22, 2004 the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction. During 2004, the Company recorded a tax liability of $104.2 million associated with its planned repatriation of approximately $1.5 billion in extraordinary dividends as defined in the Act. This tax liability included a provision of $29.4 million related to the Section 78 gross-up on the portion of the dividend subject to the 85% dividends received deduction (DRD). As previously discussed, this $29.4 million was reversed in 2005 related to Internal Revenue Service guidance on the Section 78 gross-up on the 85% DRD.

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

Liquidity and Capital Resources

	2005	2004

(In millions)
Cash and cash equivalents and short-term investments(1)	$2,834.6	$2,214.3
Working capital	$3,179.3	$2,679.2
Current ratio	3.4:1.0	3.6:1.0
Net cash position(2)	$2,475.6	$1,555.1
Days receivable outstanding	79	79
Inventory turnover	1.92	2.57

(1)	Short-term investments consist primarily of highly rated commercial paper with original maturities greater than three months. Similar investments with original maturities of less than three months are included in cash and cash equivalents.

(2)	Net cash position is the sum of cash and cash equivalents and short-term investments less total debt.

Summary of Cash Flows

	2005	2004	2003

(In millions)
Net cash provided by (used in):
Operating activities	$995.8	$1,135.6	$406.8
Investing activities	(528.4)	(672.7)	(392.5)
Financing activities	32.0	(66.8)	380.6
Effect of exchange rate changes on cash	(9.9)	29.9	58.5

Net increase in cash and cash equivalents	$489.5	$426.0	$453.4

2005/2004

Net cash provided by operating activities was $995.8 million for 2005, a decrease of $139.8 million compared to 2004, primarily due to the 2005 product communications, which lowered 2005 net income and increased inventory in the current year. This increase in inventory is primarily due to management’s decision to continue to build inventory in anticipation of the Company recovering from the 2005 product communications. Net cash provided by operating activities was also lower in 2005 due to employee bonus payments being higher in 2005 compared to 2004.

Net cash used for investing activities was $528.4 million for 2005, a decrease of $144.3 million compared to the prior year primarily due to a $189.3 million decrease in net purchases of short-term investments, partially offset by $97.3 million of additional capital expenditures in 2005 primarily related to a new building in Ireland to manufacture drug eluting stents.

Net cash provided by financing activities was $32.0 million for 2005, an increase of $98.8 million compared to 2004, primarily due to $99.2 million of additional repurchases of common stock in 2004 compared to 2005.

Exchange rate fluctuations decreased cash by $9.9 million for the year ended December 31, 2005 compared to an increase of $29.9 million for the same period in the prior year due to the US dollar strengthening relative to the Euro in 2005 versus weakening against the Euro in 2004.

2004/2003

Net cash provided by operating activities was $1,135.6 million in 2004, an increase of $728.8 million primarily due to:

•	$425.0 million litigation payment made to Cordis in 2003

•	$157.0 million change in cash provided by improved inventory management in 2004

•	$69.8 million additional tax payments in 2003 compared to 2004

Net cash used for investment activities was $672.7 million in 2004, an increase of $280.2 million compared to prior year primarily due to $320.1 million of net purchases of short-term investments.

Net cash used for financing activities was $66.8 million in 2004, a change of $447.4 million primarily due to:

•	$289.3 million net payments on borrowings in 2004 compared to an increase in borrowings of $579.1 million in 2003

•	$51.6 million increase in dividends paid in 2004

partially offset by:

•	$329.1 million increase in cash provided by issuances of common stock primarily for stock option exercises

•	$143.5 million decrease in repurchases of common stock

Cash Commitments

Scheduled payments at December 31, 2005 include the following:

	Less Than
	1 Year	1-3 Years	4-5 Years	Thereafter	Total

(In millions)
Total borrowings	$349.8	$9.2	—	—	$359.0
Other noncurrent liabilities	—	186.0	$9.6	$46.0	241.6
Operating leases	30.2	36.4	20.8	11.1	98.5

	$380.0	$231.6	$30.4	$57.1	$699.1

Other items that are material to understanding the Company’s cash requirements and are not in the table above, have either been previously discussed, are contingent on future revenue streams or are purchases in the normal course of business. Such items are typically not enforceable or legally binding or are subject to change based on management business decisions.

At December 31, 2005, the Company had outstanding borrowings of $359.0 million at a weighted average interest rate of 6.6%, consisting primarily of $350.0 million principal balance in notes due in February 2006. The Company has two credit facilities aggregating $900.0 million under which there are currently no outstanding borrowings. The Company’s notes (including interest rate swap agreements) of $349.8 million matured in February 2006 and were paid in full using available cash. The Company believes that cash and cash equivalent balances will be adequate for anticipated operating cash requirements, including planned capital expenditures of up to $475.0 million for 2006. The Company repatriated approximately $1.5 billion of overseas cash during the first half of 2005 in connection with the American Jobs Creation Act of 2004, providing additional liquidity in the US. The expected increase in capital expenditures in 2006 compared to 2005 is primarily due to planned investments in manufacturing equipment and facilities in Ireland, California and Puerto Rico to support Guidant’s drug eluting stent initiatives and to support planned expansion at cardiac rhythm management.

Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as milestone payments). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At December 31, 2005, Guidant’s accrual for milestone obligations totaled $30.8 million, which is expected to be paid during the next two years.

In addition, future undiscounted performance-related milestone payments of up to $212.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months could be up to $100.0 million, of which management currently estimates $60.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.

The Company is subject to various pending litigation proceedings. (See Item 8, Note 16 to the consolidated financial statements.)

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

Foreign exchange risk is also managed through the use of foreign exchange contracts. The fair value of all foreign exchange contracts outstanding was a gain of $12.1 million and a loss of $33.4 million at December 31, 2005 and 2004. An analysis was prepared to estimate the sensitivity of the fair value of all foreign exchange contracts to hypothetical 10% favorable and unfavorable changes in exchange rates at December 31, 2005 and 2004. The results of the estimation, which may vary from actual results, are as follows:

Fair Value of Foreign Exchange Contracts

	2005	2004

(In millions)
10% adverse rate movement	$(39.3)	$(96.0)
At year-end rates	$12.1	$(33.4)
10% favorable rate movement	$61.5	$29.2

Any gains and losses in fair value of foreign exchange contracts would be largely offset by losses and gains on underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above table.

Interest Rate Risk

The Company’s financial instruments are exposed to interest rate risk. During 2005, Guidant had two interest rate swap agreements to modify the interest characteristic of the principal amount of its notes so that the interest payable on notes effectively became variable and thus matched the variable interest rate received from its cash. Accordingly, interest rate fluctuations impact the Company’s notes outstanding, which are offset by corresponding changes in the fair value of the interest rate swap agreements. Since the Company is in a net cash position, the interest rate swap agreements reduce exposure to floating rate risk. An analysis of the impact on the Company’s interest rate sensitive financial instruments to a hypothetical 10% change in short-term interest rates compared to interest rates at year-end showed no significant impact on earnings or cash. The fair value of the interest rate swap agreements was ($0.2) million (liability) at December 31, 2005.

Regulatory and Other Matters

See Item 1, “Government Regulation” and Item 1A, “Risk Factors”.

Field Actions

As further described in this report and Item 1A, Risk Factors, the medical device industry is subject to substantial regulation, including by the FDA and comparable international agencies. In addition to requiring clearance or approval to market new or improved devices, the Company is subject to regulation as a device manufacturer. Regulations cover many aspects of the Company’s operations, including quality systems, marketing and device reporting.

The Company continually collects and analyzes information about product performance through field observations and other quality metrics to determine if a field action is necessary. Following this process, from time to time, the Company initiates field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. Since the Company’s last filing on Form 10-Q, the Company has conducted the following field actions:

•	Published an advisory update to the September 2005 letter to physicians regarding INSIGNIA and NEXUS® pacemakers related to two separate failure modes, each occurring at a low rate.

•	Published advisory updates to the June 2005 letters to physicians regarding a subset of CONTAK RENEWAL and CONTAK RENEWAL 2 CRT-D systems, as well as a subset of PRIZM 2 DR ICD systems related to the deterioration in a wire insulator, which, in conjunction with other factors, may result in a short, and thereby prevent the device from delivering therapy.

•	Guidant has communicated information regarding hermetic seal degradation in a subset of the PDM family of pacemakers in a July 2005 letter to physicians. Guidant recently identified a second population of devices outside of the advisory population that may also be susceptible to hermetic seal degradation and communicated this information in a January 2006 letter to physicians. Guidant has elected to provide supplemental warranty coverage for products impacted by this field action. The FDA classified the July 2005 physician letter as a Class I recall and has indicated the January 2006 communication may be classified as an expansion of that recall.

Cautionary Factors

Certain statements included in this filing are forward-looking, including accounting estimates, expectations with respect to announced transactions, statements concerning pricing and sales trends, drug eluting stent development, recovery of tax assets and the outcome of other tax matters, capital expenditures, cash flows, costs of research programs, and the timing of product developments and regulatory approvals. The statements are based on assumptions about many important factors, including assumptions concerning:

•	The pending transaction with BSC.

•	ICD system revenue growth driven by continued developments in future clinical science, publication of clinical results, reimbursement decisions and new competition.

•	Actual costs incurred related to the supplemental warranty programs and product field actions and the pace at which the Company regains implantable defibrillator and pacemaker market share, if at all.

•	Coronary stent business developments: Drug eluting stents present a significant growth opportunity; however, the earlier introduction of drug eluting stents by the Company’s competitors has substantially affected metallic coronary stent sales and will continue to impact the Company’s financial results.

•	The effects of operating in an industry subject to complex regulation, the necessity for appropriate reimbursement of therapies and the significance of legal claims.

•	Changes in the location or volume of production or changes in tax law.

•	Product development and production factors (including the uncertainties associated with clinical trials), competitive factors (including the introduction of new products and alternative therapies), business development factors, internal factors (including the retention of key employees and changes in business strategies) and others, as further described in Item 1A, “Risk Factors” and Exhibit 99 to this report.

Actual results may differ materially. The Company does not undertake to update its forward-looking statements.

ITEM 8.	Financial Statements and Supplementary Data

GUIDANT CORPORATION

Consolidated Statements of Income
(In millions, except per share data)

	Year Ended December 31
	2005	2004	2003

Net sales	$3,550.6	$3,765.6	$3,644.8
Cost of products sold	929.5	921.6	877.4

Gross profit	2,621.1	2,844.0	2,767.4
Research and development	598.0	516.0	515.0
Purchased in-process research and development	75.0	99.8	83.7
Sales, marketing and administrative	1,344.7	1,191.0	1,189.0
Interest, net	(57.4)	(8.4)	(6.3)
Royalties, net	49.3	50.0	59.7
Amortization	22.2	30.7	20.6
Other, net	—	21.1	7.7
Litigation, net	—	(20.0)	422.8
Foundation contribution	—	20.0	—
Restructuring charge	—	66.0	—
Impairment charge	60.0	—	—

Income from continuing operations before income taxes	529.3	877.8	475.2
Income taxes	85.7	304.8	55.9

Income from continuing operations	443.6	573.0	419.3
Loss from discontinued operations, net of income taxes	(29.7)	(49.0)	(89.0)

Net income	$413.9	$524.0	$330.3

Earnings per share-basic
Income from continuing operations	$1.36	$1.84	$1.37
Loss from discontinued operations, net of income taxes	(0.09)	(0.16)	(0.29)

Net income	$1.27	$1.68	$1.08

Earnings per share-diluted
Income from continuing operations	$1.33	$1.78	$1.34
Loss from discontinued operations, net of income taxes	(0.09)	(0.15)	(0.28)

Net income	$1.24	$1.63	$1.06

Dividends declared per common share	$0.40	$0.40	$0.24

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION

Consolidated Balance Sheets
(In millions, except share data)

	At December 31
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$2,383.7	$1,894.2
Short-term investments	450.9	320.1
Accounts receivable, net of allowances of $16.7 (2005) and $22.0 (2004)	710.3	845.9
Inventories	397.2	353.9
Deferred income taxes	465.7	215.1
Prepaid expenses and other current assets	89.1	78.7

Total Current Assets	4,496.9	3,707.9
Other Assets
Goodwill	512.3	511.7
Other intangible assets, net	86.8	168.8
Deferred income taxes	79.3	36.2
Investments	87.2	81.5
Sundry	55.3	57.2

Total Other Assets	820.9	855.4
Property and equipment, net of accumulated depreciation of $867.2 (2005) and $780.4 (2004)	961.6	808.9

Total Assets	$6,279.4	$5,372.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$91.8	$56.2
Employee compensation	124.1	141.3
Other liabilities	304.5	284.8
Income taxes payable	419.6	220.5
Short-term debt	349.8	302.0
Current liabilities of discontinued operations	27.8	23.9

Total Current Liabilities	1,317.6	1,028.7
Noncurrent Liabilities
Long-term debt	9.2	357.2
Other	241.6	244.2

Total Noncurrent Liabilities	250.8	601.4
Commitments and Contingencies
Shareholders’ Equity
Preferred stock:
Authorized shares: 50,000,000
Issued shares: none	—	—
Common stock, no par value:
Authorized shares: 1,000,000,000
Issued shares: 333,838,000 (2005)
320,692,000 (2004)	1,095.4	609.1
Additional paid-in capital	602.1	344.6
Retained earnings	2,940.9	2,657.6
Deferred cost, ESOP	(8.5)	(12.6)
Unearned compensation	(75.0)	(36.9)
Accumulated other comprehensive income	156.1	180.3

Total Shareholders’ Equity	4,711.0	3,742.1

Total Liabilities and Shareholders’ Equity	$6,279.4	$5,372.2

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION

Consolidated Statements of Shareholders’ Equity
(In millions, except share data)

									Accumulated
	Common Stock		Additional						Other
	Issued		Paid-In	Retained	Deferred Cost, ESOP		Treasury	Unearned	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Compensation	Income/(Loss)	Total

December 31, 2002	308,992,000	$226.1	$200.7	$2,002.3	(3,627,000)	$(24.2)	$(92.0)		$8.9	$2,321.8
Comprehensive income:
Net income				330.3						330.3
Other comprehensive gain, net of tax:
Currency translation adjustments									132.6
Minimum pension liability									(4.9)
Unrealized loss on foreign exchange contracts									(12.6)

Other comprehensive gain										115.1

Comprehensive income										445.4

Issuance of common stock under stock plans	2,637,000	60.9	(36.6)				185.4			209.7
Stock issued through Employee Stock Purchase Plan	500,000	14.5	(2.4)				7.2			19.3
Repurchase of common stock							(271.8)			(271.8)
Cash dividends				(73.7)						(73.7)
Unearned compensation								$(25.2)		(25.2)
ESOP transactions			37.9		1,059,000	7.1				45.0
Tax benefits from employee stock plans			42.8							42.8

December 31, 2003	312,129,000	301.5	242.4	2,258.9	(2,568,000)	(17.1)	(171.2)	(25.2)	124.0	2,713.3
Comprehensive income:
Net income				524.0						524.0
Other comprehensive gain, net of tax:
Currency translation adjustments									63.4
Minimum pension liability									(0.3)
Unrealized loss on foreign exchange contracts									(6.8)

Other comprehensive gain										56.3

Comprehensive income										580.3

Issuance of common stock under stock plans	8,175,000	287.8	(73.3)				291.5			506.0
Stock issued through Employee Stock Purchase Plan	388,000	19.8	(1.7)				8.0			26.1
Repurchase of common stock							(128.3)			(128.3)
Cash dividends				(125.3)						(125.3)
Unearned compensation								(11.7)		(11.7)
ESOP transactions			37.7		679,000	4.5				42.2
Tax benefits from employee stock plans			139.5							139.5

December 31, 2004	320,692,000	609.1	344.6	2,657.6	(1,889,000)	(12.6)	—	(36.9)	180.3	3,742.1
Comprehensive income:
Net income				413.9						413.9
Other comprehensive loss, net of tax:
Currency translation adjustments									(69.3)
Minimum pension liability									2.3
Unrealized gain on foreign exchange contracts									42.8

Other comprehensive loss										(24.2)

Comprehensive income										389.7

Issuance of common stock under stock plans	12,857,000	470.2	74.8				16.1			561.1
Stock issued through Employee Stock Purchase Plan	289,000	16.1	(2.3)				13.0			26.8
Repurchase of common stock							(29.1)			(29.1)
Cash dividends				(130.6)						(130.6)
Unearned compensation								(38.1)		(38.1)
ESOP transactions			38.3		613,000	4.1				42.4
Tax benefits from employee stock plans			146.7							146.7

December 31, 2005	333,838,000	$1,095.4	$602.1	$2,940.9	(1,276,000)	$(8.5)	$—	$(75.0)	$156.1	$4,711.0

See Notes to Consolidated Financial Statements

GUIDANT CORPORATION

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31
	2005	2004	2003

Operating Activities
Net income	$413.9	$524.0	$330.3
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	144.2	142.2	129.8
Amortization of intangible assets	22.2	30.7	20.9
Provision for inventory and accounts receivable losses	54.0	27.3	59.3
Purchased in-process research and development	75.0	99.8	83.7
Deferred income taxes	(317.0)	65.0	(63.0)
Compensation associated with equity programs	101.0	86.3	101.8
Impairment charge	60.0	—	—
Other noncash, net	29.9	30.0	19.9
Changes in Operating Assets and Liabilities:
Receivables	94.6	(5.8)	(76.6)
Inventories	(116.3)	33.8	(123.2)
Prepaid expenses and other current assets	(6.0)	(0.7)	(13.5)
Accounts payable and accrued liabilities	14.3	(76.7)	25.2
Income taxes payable	345.3	163.4	(11.5)
Other liabilities	80.7	16.3	(76.3)

Net Cash Provided by Operating Activities	995.8	1,135.6	406.8

Investing Activities
Additions of property and equipment, net	(310.1)	(212.8)	(249.3)
Acquisitions of business, net of cash acquired	—	(51.4)	(63.6)
Purchase of in-process research and development	(80.0)	(52.1)	(74.8)
Net (purchases) maturities of short-term investments	(130.8)	(320.1)	10.3
Net purchases of equity investments	(7.5)	(34.6)	(12.9)
Additions of other assets, net	—	(1.7)	(2.2)

Net Cash Used for Investing Activities	(528.4)	(672.7)	(392.5)

Financing Activities
Increase (decrease) in borrowings, net	(299.6)	(289.3)	579.1
Issuance of common stock under stock plans and other capital transactions	491.3	476.1	147.0
Dividends paid	(130.6)	(125.3)	(73.7)
Repurchase of common stock	(29.1)	(128.3)	(271.8)

Net Cash Provided by (Used for) Financing Activities	32.0	(66.8)	380.6
Effect of Exchange Rate Changes on Cash	(9.9)	29.9	58.5

Net Increase in Cash and Cash Equivalents	489.5	426.0	453.4
Cash and Cash Equivalents at Beginning of Year	1,894.2	1,468.2	1,014.8

Cash and Cash Equivalents at End of Year	$2,383.7	$1,894.2	$1,468.2

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

The Company and Johnson & Johnson (J&J) originally entered into an agreement and plan of merger on December 15, 2004, which was amended and restated on November 14, 2005 and was amended two additional times, before being terminated on January 25, 2006. Concurrently with the termination of the J&J agreement, the Company entered into an agreement and plan of merger with Boston Scientific Corporation (BSC) pursuant to which BSC will acquire the Company for approximately $27.0 billion in fully diluted equity value. In accordance with the terms of the BSC merger agreement, BSC reimbursed the Company for the termination fee of $705.0 million paid by the Company to J&J in January 2006. At the effective time of the BSC merger, each share of the Company’s common stock will be converted into the right to receive a combination of (i) $42.00 in cash and (ii) a number of shares of BSC common stock with a value, based upon the average closing price of BSC common stock during the 20 consecutive trading day period ending three trading days prior to the closing, of $38.00, so long as the average closing price of BSC common stock during this period is within the range of $22.62 to $28.86. If the average closing price of BSC common stock during such period is less than $22.62, the Company’s shareholders will receive 1.6799 BSC shares for each share of the Company’s common stock, and if the average closing price of BSC common stock during such period is greater than $28.86, the Company’s shareholders will receive 1.3167 BSC shares for each share of the Company’s common stock. Additionally, if the closing does not occur on or prior to March 31, 2006, the price being paid per share would be increased by $0.0132 in cash for each day between April 1, 2006 and the date of closing. The BSC merger is subject to the approval of the Company’s and BSC’s shareholders. In addition, the BSC merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and the European Union merger control regulation, as well as other customary closing conditions.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Note 2 —	Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of Guidant and all of its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Revenue Recognition:  Guidant sells products through a direct sales force in the US and a combination of direct sales representatives and independent distributors internationally. A significant portion of revenue is generated from inventory carried by Guidant’s sales representatives and consigned inventory held by customers, which is recognized as revenue upon notification of implant or product usage. All other revenue transactions are recorded upon transfer of title and risk of loss to customers. There are no remaining obligations that affect the customer’s final acceptance of the sale upon transfer of title. Estimated sales returns, discounts and rebates are recorded as a reduction of sales when the related revenue is recognized. The Company provides credit to its customers in the normal course of business and maintains an allowance for doubtful customer accounts. Actual losses are charged to this allowance when incurred.

Research and Development:  Research and development costs are charged to expense as incurred. In-process research and development (IPRD) is recognized in business combinations or asset acquisitions for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use, consistent with SFAS 2, Accounting for Research and Development Costs, and Financial Accounting Standards Board Interpretation 4, Applicability of SFAS 2 to Business Combinations. The portion assigned to in-process technologies excludes the value of core and developed technologies, which are recognized as intangible assets when purchased. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by discounting the estimated amount of future net cash flows from the technology to its present value. The discount rate used is determined at the time of the acquisition and includes, among other things, consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Foreign Currency Translation:  Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect during the year. Assets and liabilities of foreign operations are translated into US dollars using the exchange rates in effect at year end. Foreign currency transaction gains and losses are included in the consolidated income statements within “other, net.” Adjustments arising from the translation of net assets located outside the US (gains and losses) are shown as a component of accumulated other comprehensive income.

Risk Management Contracts:  The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company employs foreign exchange forward contracts and interest rate swap agreements to manage its earnings exposure to fluctuations in foreign currency exchange rates and interest rates.

Forward contracts hedging forecasted transactions are designated as cash flow hedges and recorded as assets or liabilities at fair value. Changes in the forward contract’s fair value are recognized in accumulated other comprehensive income until they are recognized in earnings concurrently with the gains and losses arising from the underlying hedged transactions. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related hedge is recognized in earnings at that time. The ineffective portion of a contract’s change in fair value is immediately recognized in earnings. These gains and losses are classified in the income statement consistent with the accounting treatment of the item being hedged.

Forward contracts hedging specific foreign currency denominated assets or liabilities are recorded at their fair value with the related gains and losses included in “other, net” on the income statement. Results of these forward contracts offset in full or in part the gains and losses from the mark to market of the underlying balance sheet exposure. Guidant has interest rate swap agreements that are designated and qualify as fair value hedges and meet the short-cut method requirements of SFAS 133. As a result, changes in the fair value of the interest rate swap agreements are offset by changes in short-term debt. These changes are reported in interest expense; accordingly, no net gain or loss is recognized in earnings.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Cash and Cash Equivalents:  All highly liquid investments with maturities of three months or less are considered to be cash equivalents. These investments are valued at cost, which approximates fair value.

Investments:  Investments in debt and equity securities that have readily determinable fair values are classified and accounted for as available-for-sale or held-to-maturity. Held-to-maturity investments consist principally of government debt securities that management has the intent and ability to hold until maturity. These securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains are calculated based on the specific identification method and recorded in “other, net” on the income statement. All other investments are accounted for under the cost or equity method and are written off upon identification of declines in value that are other than temporary.

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method), or market. Reserves are estimated for excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is destroyed. The Company reviews inventory on hand at least quarterly and records provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. There have been no significant sales of inventory for which a provision was previously established and provisions and write-offs have historically had a strong correlation. Inventories at December 31 consisted of the following:

	2005	2004

Finished products	$242.7	$181.2
Work-in-process	58.0	64.5
Raw materials and supplies	96.5	108.2

	$397.2	$353.9

Goodwill and Other Intangible Assets:  Goodwill represents the excess of cost over fair value of identifiable net assets of businesses acquired. Other intangible assets consist primarily of purchased technology and patents. Goodwill is tested for impairment annually, or more frequently as impairment indicators arise. The test for impairment involves the use of estimates related to the fair values of Guidant’s four reporting units based on projected discounted cash flows. If the fair value is calculated to be less than the carrying amount, an impairment charge is recorded in the period identified. Other intangible assets are amortized using the straight-line method over their estimated useful lives, of which periods of up to eight years remain.

Property and Equipment:  Property and equipment are stated at historical cost. Additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives ranging from 3 to 40 years. Property and equipment at December 31 consisted of the following:

	2005	2004

Land	$48.8	$44.7
Buildings	529.1	470.5
Equipment	1,079.5	981.2
Construction in progress	171.4	92.9

	1,828.8	1,589.3
Less allowances for depreciation	867.2	780.4

	$961.6	$808.9

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Long-Lived Assets:  Management periodically reviews the carrying amount of property and equipment and other intangible assets to assess potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The determination includes evaluation of factors such as current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. The Company’s policy is to use undiscounted cash flows in assessing potential impairment and to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.

Product Warranties:  Provisions for estimated expenses related to product warranties are recorded at the time the products are sold. Estimates for warranty costs are calculated based primarily upon historical warranty experience, but may include assumptions related to anticipated changes in warranty costs and failure rates. Warranty cost accruals are adjusted from time to time when warranty claim experience differs from estimates and when a supplemental warranty is provided.

Supplemental Warranty Programs

During the second quarter of 2005, the Company recorded a $113.1 million charge to cost of products sold, including a $94.0 million warranty charge to cover the current and anticipated future costs associated with supplemental warranty programs resulting from the 2005 product communications, primarily field actions and physician notifications for certain implantable defibrillators and pacemakers, and $19.1 million for estimated write downs of non-saleable inventory. The $94.0 million charge was based primarily upon the Company’s estimates of the number of devices which physicians may choose to replace under the programs. These estimates were determined through a device-specific review of relevant current and historical product recall observations, including FDA recall classification, known and expected device failure rates, the presence of non-invasive corrective actions and the remaining service life of the device. The supplemental warranty programs were originally available through December 31, 2005 and have since been extended through June 30, 2006. The programs cover the product and certain costs should a physician determine replacement of a patient’s device is appropriate, as well as the return of any unused inventory. Based on the most recent information available (inclusive of Guidant’s actual experience, industry data and market research), the Company currently estimates the ultimate number of warranty claims that will be made under the supplemental warranty program will be lower than originally estimated. As a result of this change in estimate, the Company lowered its accrual associated with supplemental warranty programs by approximately $29.7 million during the second half of 2005. Moreover, during the fourth quarter of 2005, an additional $7.1 million was recorded for estimated write downs of non-saleable inventory related to a follow-up physician notification for certain pacemakers.

During the third quarter of 2005, the Company recorded an $11.0 million charge to cost of products sold, including a $9.5 million warranty charge to cover the current and anticipated future costs associated with the OMNILINK .035 and .018 Biliary Stent System field action taken in the third quarter of 2005. The charge primarily relates to the sales value of customer inventory recalled under this field action.

Total net charges to cost of products sold for supplemental warranty and write downs of non-saleable inventory in 2005 was approximately $101.5 million. At December 31, 2005, $20.9 million remains accrued to cover additional supplemental warranty claims through June 30, 2006.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Warranty accruals are adjusted from time to time when warranty claim experience differs from estimates and when a supplemental warranty is provided. A summary of the changes in the product warranty activity is as follows:

	2005	2004

January 1	$20.1	$22.3
Provisions for product warranties	124.2	12.8
Changes in estimates	(29.7)	—
Settlements	(66.3)	(15.0)

December 31	$48.3	$20.1

Income Taxes:  All income tax amounts reflect the use of the liability method. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Earnings Per Share:  Earnings per share-basic is computed by dividing net income by the weighted average common shares outstanding during the year. Earnings per share-diluted represents net income divided by the sum of the weighted average common shares outstanding plus potential dilutive instruments such as stock options and unvested restricted stock. The effect of stock options on earnings per share-diluted is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Stock options that would have an anti-dilutive effect on earnings per share are excluded from the calculations.

Use of Estimates:  Preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Stock-Based Compensation:  The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Accordingly, the Company accounts for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The fair value of stock options was estimated as of the grant date using the Black-Scholes option-pricing model and a forfeiture rate of 10%. The Company calculates the expense using the contractual vesting period without considering the required service period. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of future stock option grant volume and potential changes in assumptions driven by market factors.

	2005	2004	2003

Reported net income(1)	$413.9	$524.0	$330.3
Deduct: Stock-based compensation not reflected in net income, net of tax(2)	40.6	66.5	64.3

Pro forma net income	$373.3	$457.5	$266.0

Earnings per share:
Basic-as reported	$1.36	$1.68	$1.08

Basic-pro forma	$1.15	$1.47	$0.87

Diluted-as reported	$1.33	$1.63	$1.06

Diluted-pro forma	$1.12	$1.42	$0.85

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

(1)	Reported amount for the year ended December 31, 2005 includes expense associated with restricted stock awards, including $33.6 million as a result of the Company’s shareholders’ approval of the plan of merger with J&J on April 27, 2005, which accelerated the vesting of these awards.

(2)	Pro forma compensation expense of $21.9 million is reflected in the year ended December 31, 2005 as a result of the Company’s shareholders’ approval of the plan of merger with J&J on April 27, 2005, which accelerated the vesting of these options.

New Accounting Pronouncements:  In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment. This Statement is a revision to SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In addition, SFAS 123R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. The Company adopted SFAS 123R on January 1, 2006 and will continue to use the Black-Scholes option pricing model to calculate the fair value of the awards and will use the modified prospective method.

SFAS 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after January 1, 2006. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

At December 31, 2005 there are no unvested stock options currently outstanding; however, SFAS 123R will require the Company to record expense associated with the discount offered to employees under the Employee Stock Purchase Plan. The effect of adopting SFAS 123R, absent the effect of the pending BSC merger and assuming the Company grants restricted stock in 2006 rather than stock options, is expected to reduce the Company’s net income by approximately $4.0 to $6.0 million in 2006.

In November 2004, FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the International Accounting Standard Board’s (IASB) International Accounting Standard 2, clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning January 1, 2006. The adoption of SFAS 151 is not expected to have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for, and reporting of, a change in accounting principle, in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company beginning January 1, 2006. The adoption of SFAS 154 is not expected to have a material effect on the consolidated financial statements.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Note 3 —	Other Intangible Assets

Other intangible assets at December 31 consisted of the following:

	Gross Carrying	Accumulated	Carrying
2005	Value	Amortization	Value

X Technologies, Inc.	$6.1	$0.9	$5.2
Intermedics, Inc.	28.0	19.4	8.6
AFx, inc	36.9	7.1	29.8
Other licensed technologies and distribution agreements	122.2	79.0	43.2

	$193.2	$106.4	$86.8

	Gross Carrying	Accumulated	Carrying
2004	Value	Amortization	Value

X Technologies, Inc.	$88.7	$19.4	$69.3
Intermedics, Inc.	28.0	16.6	11.4
AFx, inc	36.9	3.1	33.8
Other licensed technologies and distribution agreements	122.8	68.5	54.3

	$276.4	$107.6	$168.8

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reassessed the expected future financial performance of the FX miniRAIL Dilatation Catheter, acquired from X Technologies, Inc., noting that the value of the expected future cash flows is less than the carrying value of the related intangible asset. Among other reasons, this was the result of (a) a decrease in the demand for the product for use in treating in-stent restenosis as drug eluting stents have reduced the incidence of this condition, and (b) demand for the product for use in pre-dilating vessels in advance of implanting drug eluting stents not developing as anticipated. Based on this evaluation, the Company determined $60.0 million of this intangible asset was no longer recoverable and was permanently impaired, resulting in a write down to the estimated fair value of $6.1 million during the first quarter of 2005.

Amortization expense was $22.2 million, $30.7 million and $20.6 million for the years ended December 31, 2005, 2004 and 2003. The annual estimated amortization expense for intangible assets will be approximately $18.0 million for the five-year period ending December 31, 2010.

Note 4 —	Business Combinations and Other Purchase Transactions

AFx, inc.:  On February 9, 2004, Guidant acquired AFx, inc., a manufacturer of microwave surgical cardiac ablation medical devices, for total consideration of $54.2 million. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including a $22.8 million in-process research and development (IPRD) charge for technology that had not reached technological feasibility and had no alternative use and $32.1 million for intangible assets related to proven technology. In addition, a deferred tax liability of $11.9 million was recorded for the tax effect of the intangible assets, and deferred tax assets of $11.7 million were recorded for the net operating loss carryovers. In August 2004, Guidant obtained FDA clearance for the minimally invasive cardiac ablation indication, resulting in an additional payment of $3.0 million. This payment increased intangible assets and deferred tax liabilities by $4.8 million and $1.8 million. In April 2005, Guidant made an additional payment of $10.0 million for satisfaction of a clinical milestone related to the development of a minimally invasive ablation procedure, which was accounted for as IPRD. In February 2006, Guidant paid $40.0 million for satisfaction of a clinical milestone, which was accounted for as IPRD. Payments are recorded as IPRD when the technology has not reached technological feasibility and have no alternative use.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

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

X Technologies, Inc. (X Technologies):  In June 2003, Guidant acquired X Technologies, the manufacturer of the FDA-approved FX miniRAIL Dilatation Catheter, a device for the treatment of coronary artery disease. Guidant paid $60.0 million in cash and forgave a $4.5 million extension of credit. The purchase price was allocated to the acquired assets and liabilities based upon fair market values, including $88.7 million to intangible assets related to developed technology and the related deferred tax liability of $32.8 million. As stated previously, the demand for this product was less than anticipated, resulting in an impairment charge of $60.0 million during 2005.

Biosensors International (Biosensors):  In 2003, Guidant recorded a $30.6 million IPRD charge in connection with the acquisition of certain assets of Biosensors’ everolimus eluting stent program, including an exclusive worldwide license to Biosensors’ polymer formulation technology in the field of everolimus eluting stents and a nonexclusive license to use this technology with other drugs in drug eluting stents and the achievement of a performance milestone related to six-month clinical data of the everolimus eluting stent trial, FUTURE I. Additionally, as part of this consideration, Guidant acquired the option of manufacturing and commercializing Biosensors’ everolimus eluting stent platform that has been used in Biosensors’ FUTURE I and II Clinical Trials. An additional IPRD charge of $50.0 million was recorded in 2004 for clinical results related to Biosensors’ everolimus eluting stent trial, FUTURE II. This was also recorded as IPRD since technological feasibility of the project had not been attained and the research had no alternative future uses.

Bioabsorbable Vascular Solutions (BVS):  In March 2003, Guidant acquired the majority interest in BVS for $10.0 million and accrued an additional $6.0 million for a future clinical milestone. In addition, Guidant purchased the remaining 49% interest for $6.0 million in April 2004. All these amounts are accounted for as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. BVS is developing vascular stent platforms designed to be absorbed by tissue following the restoration of blood flow in patients with coronary artery disease. The project is expected to be completed and the products to be commercially available in 2 to 5 years. Guidant may pay milestone payments over the course of clinical development.

Novartis Pharma AG and Novartis AG (Novartis):  In 2002, Guidant entered into an agreement with Novartis that provided Guidant an exclusive worldwide license to use everolimus in drug eluting stents. In the second quarter of 2004, a payment of $15.0 million was made to Novartis for completion of SPIRIT FIRST clinical trial enrollment. In September 2005, a $40.0 million payment was made to Novartis for satisfaction of another clinical milestone — enrollment of more than 300 patients in the SPIRIT II and SPIRIT III clinical trials. In addition, $20.0 million was earned and accrued and will be paid upon satisfaction of a future clinical milestone or December 31, 2006, whichever is earlier. All amounts were recorded as IPRD, since technological feasibility of the project has not been attained and the research has no alternative future uses. Novartis may receive an additional milestone payment over the course of clinical development and receive royalties on future sales of licensed products utilizing everolimus.

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

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

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

Certain of Guidant’s acquisitions involve contingent consideration. Contingent consideration will be recorded when the amount is determinable and will be allocated to the fair value of the intangibles or IPRD, with any amounts paid above fair value of identifiable assets recorded as goodwill. In addition to contingent consideration, certain equity investments made by Guidant in other entities may involve contingent payments, which would provide additional ownership to Guidant (both collectively referred to as milestone payments). These milestone payments are generally contingent upon reaching performance-related milestones, including specified revenue levels, product development targets or regulatory approvals or filings. At December 31, 2005, Guidant’s accrual for milestone obligations totaled $30.8 million, which is expected to be paid during the next two years. In addition, future undiscounted performance-related milestone payments of up to $212.0 million could be paid through 2010, depending on when and if milestones are attained. Potential milestone payments under existing agreements during the next 12 months could be up to $100.0 million, of which management currently estimates $60.0 million could result in IPRD charges if paid. The Company continues to evaluate business development opportunities, which may generate additional payments.

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

Stock options are granted at 100% of the fair value of the underlying stock at the date of grant and have 10-year terms. The stock options granted to outside directors typically vest and become fully exercisable at the next annual meeting; however, the stock option grant to outside directors in 2005 was fully vested upon grant. The majority of other stock options granted by the Company vest and become fully exercisable three to five years from the date of grants, or vest in increments over three to five years.

Stock option activity is summarized below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	36,333,904	$33.74	44,840,534	$39.30	49,836,773	$38.38
Granted	121,917	73.38	4,886,886	64.58	885,878	38.53
Exercised	(12,309,630)	40.37	(12,475,088)	36.08	(4,531,773)	27.99
Cancelled	(299,493)	48.83	(918,428)	41.87	(1,350,344)	43.55

Outstanding at December 31	23,846,698	$45.64	36,333,904	$43.74	44,840,534	$39.30
Exercisable at December 31	23,846,698	$45.64	27,820,167	$42.20	29,670,014	$38.84

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
Range of		Remaining Contractual	Weighted Average		Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 9.69 - $17.00	721,619	0.8	$10.90	721,619	$10.90
$17.01 - $30.00	255,236	3.3	24.41	255,236	24.41
$30.01 - $39.00	7,797,387	4.2	32.18	7,797,387	32.18
$39.01 - $60.00	11,222,718	4.3	50.66	11,222,718	50.66
$60.01 - $74.00	3,849,738	8.3	66.17	3,849,738	66.17

	23,846,698	4.8	$45.64	23,846,698	$45.64

The per-share weighted average fair value of stock options granted in 2005, 2004 and 2003 was $14.66, $18.58 and $12.00. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005		2004		2003

Risk-free interest rate	4.0%		3.0%		3.0%
Dividend yield	.60%		.70%		.60%
Volatility factor	22.4%		34.4%		37.0%
Option life	3 yea	rs	3-7 yea	rs	3-7 yea	rs

In June 2005, April 2004 and February 2003, Guidant authorized the issuance of approximately 1.3 million, 0.6 million and 2.3 million restricted shares of common stock (US) and restricted stock units (outside the US) (collectively referred to as restricted stock awards). The per-share weighted average fair value of restricted stock awards at the date of grant in 2005, 2004 and 2003 was $74.06, $63.11 and $34.37. In addition, in December 2004, the Company broadly granted 1.2 million immediately vested stock options as bonus payments. In accordance with the Company’s change in control provision under the Company’s stock plans, all unvested restricted stock and stock options outstanding at April 27, 2005 (the date Guidant’s shareholders’ approved the plan of merger with J&J) became vested. Restricted stock awards are recorded at fair value at the date of grant and are expensed ratably over the vesting period. Restricted stock awards generally vest over three years. In general, grants may vest earlier upon a qualifying disability, death, retirement or change in control. The 2003 grant included a performance element that allowed vesting to accelerate when certain Guidant share price performance measures were met. Portions of the executive officer grants accelerated from six years to three years under this same performance measure. Approximately two-thirds of the share price appreciation targets were achieved and expensed in 2003. The final share price appreciation target was achieved in January 2004. The related compensation expense associated with restricted stock totaled $58.9 million, $30.9 million and $53.5 million for the years ended December 31, 2005, 2004 and 2003. In accordance with the Company’s change in control provision under the Company’s stock plans, unvested restricted stock awards will vest upon a successful Guidant shareholder vote in favor of the BSC merger, resulting in pre-tax expense of $67.0 to $77.0 million.

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

There were approximately 3.2 million additional shares available for grant under the Company’s stock plans, including the ESPP, on December 31, 2005.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Note 6 —	Earnings Per Share

The following table sets forth the computation of earnings per share:

	2005	2004	2003

Income from continuing operations	$443.6	$573.0	$419.3
Loss from discontinued operations, net of income taxes	(29.7)	(49.0)	(89.0)

Net income	$413.9	$524.0	$330.3

Earnings per share-basic
Income from continuing operations	$1.36	$1.84	$1.37
Loss from discontinued operations, net of income taxes	(0.09)	(0.16)	(0.29)

Net income	$1.27	$1.68	$1.08

Earnings per share-diluted
Income from continuing operations	$1.33	$1.78	$1.34
Loss from discontinued operations, net of income taxes	(0.09)	(0.15)	(0.28)

Net income	$1.24	$1.63	$1.06

Weighted average common shares outstanding	325.32	312.04	305.10
Effect of dilutive stock options and unvested restricted stock awards	7.84	9.20	7.42

Weighted average common shares outstanding and assumed conversions	333.16	321.24	312.52

Total options outstanding at December 31, 2005, 2004 and 2003 were 23.8 million, 36.3 million and 44.8 million. Earnings per share-diluted includes 23.1 million, 34.1 million and 26.5 million stock options for the years ended December 31, 2005, 2004 and 2003. Stock options whose exercise price per share was greater than the average market value per share were excluded from the calculation of earnings per share-diluted because including them would have had an anti-dilutive impact.

Note 7 —	Borrowings

The Company’s outstanding borrowings on December 31 consisted of:

	2005	2004

Notes	$349.8	$352.0
Commercial paper	—	301.9
Bank borrowings	9.2	5.3

Total borrowings	359.0	659.2
Less short-term debt	349.8	302.0

Long-term debt	$9.2	$357.2

On February 11, 1999, the Company issued seven-year, 6.15% notes with a $350.0 million principal amount, which matured and were paid in February 2006. At December 31, 2005, Guidant had interest rate swap agreements on these notes with a notional amount of $350.0 million, converting the fixed interest rate to a variable interest rate indexed to LIBOR. Interest rate fluctuations impact the fair value of the interest rate swap agreements, with an offsetting change to the notes. At December 31, 2005, the interest rate swap had a fair value of ($0.2) million (liability). These interest rate swap agreements expired in February 2006.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

At December 31, 2005, the Company had a $400.0 million credit facility that permits borrowings through August 2007 and a $500.0 million credit facility that permits borrowings through August 2009. There are currently no outstanding borrowings under these arrangements, which carry a variable market rate of interest. Restrictive covenants in the borrowing agreements include consolidations, mergers, certain sales of assets, maintenance of certain financial performance measures and limitations on subsidiary borrowings.

The weighted average interest rate on borrowings, including the interest rate swap agreements, outstanding at December 31, 2005 was 6.6% compared to 3.4% at December 31, 2004. The increase in the weighted average interest rate was due to the increase in interest rates in 2005 compared to 2004. Interest expense, which approximates cash payments of interest on borrowings, was $30.5 million, $25.5 million and $17.2 million for the years ended December 31, 2005, 2004 and 2003.

Note 8 —	Accumulated Other Comprehensive Income (Loss)

Components of Accumulated Other Comprehensive Income (Loss) are as follows:

	2005	2004	2003

Currency translation adjustment	$171.6	$240.9	$177.5
Unrealized gain (loss) on foreign exchange contracts	9.0	(33.8)	(27.0)
Minimum pension liability	(24.5)	(26.8)	(26.5)

	$156.1	$180.3	$124.0

Note 9 —	Leases

Guidant leases various manufacturing and office facilities and certain equipment under operating leases. Total future minimum lease commitments are as follows:

2006	$30.2
2007	20.9
2008	15.5
2009	11.6
2010	9.2
Thereafter	11.1

$98.5

Rent expense for all leases, including contingent rentals that were not material, amounted to approximately $43.6 million, $40.9 million and $39.2 million for the years ended December 31, 2005, 2004 and 2003.

Note 10 —	Income Taxes

Following is a summary of income (loss) before income taxes of US and international operations:

	2005	2004	2003

US	$(138.9)	$157.3	$(174.8)
International	668.2	720.5	650.0

	$529.3	$877.8	$475.2

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Following is the composition of income tax expense:

	2005	2004	2003

Current:
Federal	$293.8	$138.8	$(13.6)
State	30.5	33.1	12.2
Foreign	73.6	70.9	110.1

Total current expense	397.9	242.8	108.7
Deferred:
Federal	(283.3)	60.9	(25.9)
State	(17.9)	9.2	(22.1)
Foreign	(11.0)	(8.1)	(4.8)

Total deferred tax expense (benefit)	(312.2)	62.0	(52.8)

Income tax expense	$85.7	$304.8	$55.9

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. Net deferred tax assets increased at December 31, 2005 compared to December 31, 2004 for two reasons: 1) tax expense on the repatriation of cash was included in deferred tax liabilities at December 31, 2004 and was paid in 2005, and 2) the Company was in a loss position in the US in 2005 and expects to carry forward related net operating losses and credits to offset taxable income in future years.

At December 31, deferred tax assets and liabilities consisted of the following:

	2005	2004

Deferred tax assets:
Inventory and product related reserves	$175.9	$193.4
Net operating loss, capital loss, and credit carryforwards	264.3	100.8
Accrued liabilities	135.8	126.1
Acquisition of intangible assets	55.8	62.6

	631.8	482.9
Valuation allowances	(6.2)	(14.0)

Total deferred tax assets	625.6	468.9
Deferred tax liabilities:
Property and equipment	(80.2)	(112.8)
Repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004	—	(104.2)
Other	(0.4)	(0.6)

Total deferred tax liabilities	(80.6)	(217.6)

Deferred tax assets, net	$545.0	$251.3

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Following is a reconciliation of the income tax expense:

	2005	2004	2003

Tax expense at US federal statutory income tax rate	$185.3	$307.2	$166.3
Increase (decrease) in tax expense resulting from:
State income taxes, net of federal tax benefit	10.8	9.9	4.2
Effect of international operations	(111.9)	(126.3)	(93.7)
Research credit	(15.0)	(12.1)	(13.9)
Benefit from export incentives	(7.1)	(5.5)	(8.3)
Nondeductible IPRD	5.2	10.8	18.9
Reduction of income tax accruals due to tax audit resolution	—	—	(30.0)
Repatriation of foreign earnings in connection with the American Jobs Creation Act of 2004	(29.4)	104.2	—
Other, net	47.8	16.6	12.4

Income tax expense	$ 85.7	$304.8	$55.9

Effective income tax rate	16.2%	34.7%	11.8%

US federal and state deferred income taxes have not been recorded that would result from future remittances of undistributed earnings — approximately $2.5 billion at December 31, 2005 — because such earnings are intended to be indefinitely reinvested in these foreign operations. Additional US tax liabilities would be incurred should the Company remit a portion of these earnings.

At December 31, 2005, approximately $606.6 million of federal, state and foreign tax losses and $115.1 million of federal and state tax credits were available for carryforward. The federal, state and foreign tax loss and credit carryforwards are subject to valuation allowances and certain restrictions. The losses and credits generally expire within a period of 3 to 20 years. In view of the consistent profitability of its past operations, the Company believes deferred tax assets will be substantially recovered and that no significant additional valuation allowances are necessary.

On October 22, 2004 the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction. During 2004, the Company recorded a tax liability of $104.2 million associated with its planned repatriation of approximately $1.5 billion in extraordinary dividends as defined in the Act. This tax liability included a provision of $29.4 million related to the Section 78 gross-up on the portion of the dividend subject to the 85% dividends received deduction (DRD). This $29.4 million was reversed in 2005 related to Internal Revenue Service guidance on the Section 78 gross-up on the 85% DRD. The Company completed its planned repatriation of approximately $1.5 billion in extraordinary dividends in 2005. In accordance with the Company’s board approved dividend reinvestment plan, the Company estimates that it has spent at least $1.0 billion on qualifying investments in 2005.

Income taxes paid were $39.4 million, $51.9 million, and $121.7 million in 2005, 2004 and 2003.

Note 11 —	Employee Benefit Plans

Employee Savings and Stock Ownership Plan:  Guidant has a defined contribution savings plan that covers its eligible US employees. The plan includes both an employee savings component (savings plan) and an employee stock ownership component (Employee Stock Ownership Plan or ESOP). The purpose of the plan is to provide additional financial security to employees during retirement.

Participants in the plan may elect to contribute, on a before-tax basis, a certain percent of their annual salaries. Participants’ contributions may not be invested in Guidant common stock. The Company matches a portion of these

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

employee contributions with Guidant common stock. In addition, the Company contributes Guidant common stock to the ESOP in a fixed percentage of employees’ annual base pay, regardless of the employee contribution.

The Company makes its matching and fixed contributions to the plan’s ESOP component. This internally leveraged ESOP acquired approximately 9.0 million shares of newly issued Guidant common stock at a cost of approximately $60.0 million ($6.68 per share) in September 1995. Common shares held by the ESOP are allocated among participants’ accounts on a periodic basis until these shares are exhausted (approximately 2007, assuming the year-end price per share of Guidant common stock of $64.75 remains constant). At December 31, 2005, the ESOP held approximately 7.7 million shares allocated to employee accounts and approximately 1.3 million unallocated shares. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders’ equity. Allocated shares of the ESOP are charged to expense based on the fair value of the shares transferred and are treated as outstanding in the computation of earnings per share. Compensation expense under these plans was $41.0 million, $40.4 million and $44.1 million for 2005, 2004 and 2003.

Retirement Plans:  The Company sponsors the Guidant Retirement Plan, a frozen noncontributory defined benefit plan, covering a select group of current and former employees. The Company’s funding policy for the Guidant Retirement Plan is consistent with US employee benefit and tax-funding regulations. The Company does not expect to make a contribution to the Guidant Retirement Plan in 2006. Guidant Retirement Plan assets, which are maintained in a trust, consist primarily of equity and fixed income instruments. The Company also sponsors the Guidant Excess Benefit Plan-Retirement, a nonqualified plan for certain of its officers and key employees. In accordance with the plan document, upon the Company’s change in control during 2005, the Guidant Excess Benefit Plan-Retirement was funded through a Rabbi Trust which contains segregated Company assets used to pay the benefit obligations related to the plan.

The following reflects the estimated future benefit payments:

	Guidant	Guidant	Healthcare
	Retirement	Excess Benefit	Retirement
	Plan	Plan-Retirement	Benefit Plan

2006	$2.0	$2.1	$2.2
2007	2.3	2.1	2.6
2008	2.5	2.1	2.7
2009	2.9	2.1	2.8
2010	3.3	2.1	3.3
Years 2011-2015	23.3	10.3	21.9

In addition, US and Puerto Rico employees of the Company are eligible to receive specified Company-paid healthcare retirement benefits under a plan established in 2000. The Company uses a December 31 measurement date for its plans.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Following is a summary of these plans:

			Guidant		Healthcare
	Guidant		Excess Benefit		Retirement
	Retirement Plan		Plan-Retirement		Benefit Plan
	2005	2004	2005	2004	2005	2004

Accumulated Benefit Obligation at December 31	$83.5	$79.5	$29.3	$29.8	$45.3	$23.7
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$81.6	$74.7	$30.5	$29.1	$23.7	$18.1
Service cost	—	—	—	—	3.6	2.1
Interest cost	4.8	4.6	1.8	1.8	1.4	1.2
Benefits paid	(1.9)	(1.6)	(1.3)	(1.0)	(2.7)	(0.8)
Actuarial loss (gain)	—	3.9	(1.7)	0.6	18.5	(0.1)
Participant contributions	—	—	—	—	0.8	0.4
Special termination benefits	—	—	—	—	—	2.8

Projected benefit obligation at end of year	$84.5	$81.6	$29.3	$30.5	$45.3	$23.7

Change in Plan Assets
Plan assets at fair value at beginning of year	$70.7	$63.7	—	—	—	—
Actual gain on plan assets	8.1	8.6	—	—	—	—
Participant contributions	—	—	—	—	$0.8	$0.4
Company contributions	—	—	$1.3	$1.0	1.9	0.4
Benefits paid	(1.9)	(1.6)	(1.3)	(1.0)	(2.7)	(0.8)

Plan assets at fair value at end of year	$76.9	$70.7	—	—	—	—

Funded Status of the Plan
Projected benefits in excess of plan assets	$(7.6)	$(10.9)	$(29.3)	$(30.5)	$(45.3)	$(23.7)
Unrecognized net loss	31.2	34.6	8.5	10.5	19.5	1.0
Unrecognized prior service cost	—	—	4.4	5.4	5.3	5.9

Prepaid (accrued) benefit cost	$23.6	$23.7	$(16.4)	$(14.6)	$(20.5)	$(16.8)

Amounts Recognized in Consolidated Balance Sheets
Accrued benefit liability	$(6.7)	$(8.8)	$(29.3)	$(29.8)	$(20.5)	$(16.8)
Intangible asset	—	—	4.4	5.3	—	—
Deferred tax asset	11.2	12.0	3.1	3.6	—	—
Accumulated other comprehensive loss	19.1	20.5	5.3	6.3	—	—

Net amount recognized	$23.6	$23.7	$(16.5)	$(14.6)	$(20.5)	$(16.8)

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

			Guidant		Healthcare
	Guidant		Excess Benefit		Retirement
	Retirement Plan		Plan-Retirement		Benefit Plan
	2005	2004	2005	2004	2005	2004

Periodic Benefit Cost
Service cost	—	—	—	—	$3.6	$2.1
Interest cost	$4.8	$4.6	$1.8	$1.8	1.4	1.2
Expected return on plan assets	(6.5)	(6.5)	—	—	—	—
Amortization of unrecognized net loss	1.8	1.2	0.4	0.4	—	—
Amortization of unrecognized prior service cost	—	—	1.0	1.2	0.6	0.6
Special termination benefits	—	—	—	—	—	2.3

Net periodic benefit cost	$0.1	$(0.7)	$3.2	$3.4	$5.6	$6.2

The weighted average assumptions used to determine benefit obligations at December 31 and net periodic benefit costs for the years then ended are as follows:

			Guidant		Healthcare
	Guidant		Excess Benefit		Retirement
	Retirement Plan		Plan-Retirement		Benefit Plan
	2005	2004	2005	2004	2005		2004

Assumptions — Benefit Obligation
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%		6.00%
Expected return on plan assets	7.75%	8.75%	—	—	—		—
Rate of compensation increase	4.50%	5.90%	4.50%	5.90%	—		—
Healthcare cost trend rate	—	—	—	—	9.00	%(1)	10.00%
Assumptions — Net Periodic Benefit Cost
Discount rate	6.00%	6.25%	6.00%	6.25%	6.00%		6.25%
Expected return on plan assets	8.75%	8.75%	—	—	—		—
Rate of compensation increase	5.90%	5.90%	5.90%	5.90%	—		—
Healthcare cost trend rate	—	—	—	—	10.00	%(1)	7.00%

(1)	Rate decreases by 1% each year to a constant rate of 5%.

The principal long-term determinant of a portfolio’s investment return is its asset allocation. The Guidant Retirement Plan target allocation is weighted towards equity and equity-like securities but also maintains a significant fixed income portion, along with cash/other to ensure liquidity needs can be met. The expected long-term rate of return assumption is based on the mix of assets in the plan, the long-term earnings expected to be associated with each asset class, and the additional return expected through active management.

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans. The assumed healthcare cost trend rate can have a significant effect on the amounts reported for healthcare plans; however, a one-percentage point change in assumed healthcare cost trend rates does not significantly impact the service cost, interest cost or projected benefit obligation disclosed for the Healthcare Retirement Benefit Plan.

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

The Guidant Retirement Plan weighted average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004

Equity and equity-like securities	63%	67%
Debt securities	29%	10%
Real estate	—	1%
Other	8%	22%

Total	100%	100%

During 2005, the assets of the Guidant Retirement Plan were separated from the Lilly Retirement Plan Trust and established in a stand-alone portfolio. The 2005 allocation strategy for the Guidant Retirement Plan comprises approximately 60-65% equity investments, 30-35% fixed-income investments, along with a small portion of convertibles and cash. Within the equity investment classification, the plan asset strategy focuses heavily on US equity and equity-like instruments of both public and private market investments, representing approximately 48% of the overall portfolio. The increased weighting in debt securities is designed to meet the liquidity needs specific to the Guidant Retirement Plan participants. Investments in debt securities are evaluated based on creditworthiness and monitored to ensure a balance between issuers.

Certain employees outside the US participate in retirement plans maintained by the Company. Expenses for the employees participating in these plans have not been included in the preceding table. Expenses attributable to the employees at these locations are included in the results of operations and totaled $11.2 million, $10.7 million and $11.4 million in 2005, 2004 and 2003.

Note 12 —	Segment Information

The Company manages its business on the basis of one reportable segment: the development, manufacture and marketing of therapeutic medical technologies for the treatment of cardiovascular and vascular diseases. Guidant’s chief operating decision makers use consolidated results to make operating and strategic decisions. See Note 1 for a brief description of the Company’s business.

Geographic Information

	2005	2004	2003

Net Sales(1):
US	$2,317.6	$2,525.1	$2,474.2
International	1,233.0	1,240.5	1,170.6

	$3,550.6	$3,765.6	$3,644.8

(1)	Revenues are attributed to countries based on location of the customer.

	2005	2004

Property and Equipment, Net:
US	$812.3	$721.6
International	149.3	87.3

	$961.6	$808.9

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Classes of Similar Products

	2005	2004	2003

Net Sales:
Implantable defibrillator systems	$1,650.7	$1,763.5	$1,488.7
Pacemaker systems	629.3	719.5	683.5
Coronary stent systems	461.9	538.1	843.7
Angioplasty systems	436.2	452.5	423.6
Cardiac surgery and biliary, peripheral, including biliary and carotid systems	372.5	292.0	205.3

	$3,550.6	$3,765.6	$3,644.8

No single customer represented more than 10% of the Company’s consolidated sales.

Note 13 —	Financial Instruments

In the normal course of business, operations of the Company are exposed to fluctuations in currency values and short-term interest rates. The Company’s objective is to reduce earnings volatility associated with these fluctuations to allow management to focus on core business issues. Accordingly, the Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company’s derivative activities are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative or trading purposes.

Foreign Exchange Risk Management:  A portion of the Company’s cash flows is derived from transactions denominated in foreign currencies (principally the currencies of Europe and Asia). The US dollar value of transactions denominated in foreign currencies fluctuates as the US dollar strengthens or weakens relative to these foreign currencies. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward contracts with major financial institutions. These forward contracts, which typically mature within one year, are designed to hedge anticipated foreign currency transactions, primarily cross-border sales of inventory. These contracts also hedge intercompany loans, payables and receivables. The Company’s foreign exchange contracts do not subject it to material risk due to exchange rate movements, because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. These gains and losses are recognized into earnings within cost of products sold.

No components of the contracts are excluded in the measurement of hedge effectiveness. The critical terms of the foreign exchange contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the foreign exchange contracts should be highly effective in offsetting changes in the expected cash flows from the forecasted transactions. In 2004, expense of approximately $5.0 million was recognized into earnings within cost of products sold for forward exchange contracts on Japanese yen determined to be ineffective. The hedges were deemed ineffective due to sales in Japan being less than originally expected. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings during 2005 and 2003. Unrealized gains (losses) on foreign exchange contracts, net of taxes, of $9.0 million, ($33.8) million and ($27.0) million were included as a component of accumulated other comprehensive income in 2005, 2004 and 2003. The Company anticipates that all gains and losses in accumulated other comprehensive income related to foreign exchange contracts will be reclassified into earnings by December 2006.

Interest Rate Risk Management:  The Company uses interest rate swap agreements to manage its exposure to interest rate movements and to reduce borrowing costs. The Company’s debt is primarily composed of fixed-rate notes. Guidant manages this risk by using interest rate swap agreements to convert fixed-rate debt to variable-rate debt. The Company had interest rate swap agreements outstanding with a

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

notional amount of $350.0 million at December 31, 2005 and 2004. Accordingly, interest rate fluctuations impact the fair value of the interest rate swap agreements, with an offsetting change to short-term debt. The fair value of the interest rate swap agreements was recorded within “Sundry” and “Other Liabilities” on the consolidated balance sheets.

Concentrations of Credit Risk:  Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, foreign exchange contracts, trade receivables and interest rate swap agreements. The Company maintains cash and cash equivalents, short-term investments, and certain other financial instruments with various major financial institutions or in high-credit quality commercial paper. The Company performs periodic evaluations of the relative credit standing of these financial institutions and companies and limits the amount of credit exposure with any one institution. Cash and cash equivalents include interest-bearing investments with original maturities of three months or less. These investments consist primarily of A-1 and P-1 or better rated financial instruments and counterparties. Hospitals and other healthcare providers account for a substantial portion of the trade receivables. Collateral for these receivables is generally not required. The risk associated with this concentration is limited due to the large number of accounts and their geographic dispersion. The Company monitors the creditworthiness of customers to which it grants credit terms in the normal course of business.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management believes this credit risk is limited by periodically reviewing the creditworthiness of the counterparties to the transactions.

Financial Instruments:  The fair value of cash and cash equivalents, short-term investments and receivables approximate their carrying value due to their short-term maturities. The cost and estimated fair values of the Company’s other significant financial instruments are as follows:

	2005		2004
		Fair		Fair
	Cost	Value	Cost	Value

Assets:
Available-for-sale securities	$0.5	$0.3	$0.5	$0.2
Held-to-maturity securities	0.2	0.2	0.2	0.2
Other investments	86.7	86.7	81.1	81.1
Foreign exchange contracts	—	12.1	—	—
Interest rate swap agreements	—	—	—	2.7
Liabilities:
Notes	$349.8	$350.2	$352.0	$360.1
Foreign exchange contracts	—	—	—	33.4
Interest rate swap agreements	—	0.2	—	2.7

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

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

Note 14 —	Discontinued Operations

In March 2004, Guidant’s Board of Directors approved a plan to discontinue the GALILEO Intravascular Radiotherapy System (GALILEO System) product line for the treatment of in-stent restenosis due to the significant competitive impact of drug eluting stents. On April 21, 2004, Guidant signed a definitive agreement with Novoste Corporation (Novoste) to cooperate in assisting existing US and Canadian customers of the GALILEO System who wish to transition to Novoste products and in return received $2.5 million from Novoste. In December 2003, Guidant’s Board of Directors ratified a plan to discontinue Guidant’s operations in Brazil due to unfavorable business conditions and poor operating performance. In June 2003, Guidant’s Board of Directors approved a plan to dispose of the ANCURE ENDOGRAFT System (ANCURE) product line to treat abdominal aortic aneurysms (AAA) due to continuing financial losses, limited prospects for the Company’s AAA product line and the impact of the US Department of Justice investigation. (See Note 16, Contingencies.)

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these disposals represent discontinued operations. Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the GALILEO and AAA product lines and the Brazil operations as discontinued operations for all periods presented.

Loss from discontinued operations before income taxes for the year ended December 31, 2005 primarily includes estimates for ANCURE-related settlements. For the year ended December 31, 2004, it primarily includes charges of $37.9 million for estimated ANCURE-related settlements, write down of long-lived assets to fair value, severance related charges and recording inventory and accounts receivable at net realizable value. Loss from discontinued operations before income taxes for the year ended December 31, 2003, includes a $62.4 million charge for the agreement with the US Department of Justice surrounding the ANCURE product line for the treatment of AAA (See Note 16, Contingencies), a charge of $37.9 million, primarily related to the write down of long-lived assets to fair value, severance-related charges and recording inventory and accounts receivable at net realizable value and a gain of $20.0 million for a payment made from Cook in exchange for granting a covenant not to sue related to Cook’s manufacture and distribution of Cook’s endovascular graft products. The Company does not expect any significant activity associated with the exit of these three businesses going forward, except for potential ANCURE-related litigation charges.

The following summarizes the financial information for discontinued operations:

	2005	2004	2003

(In millions)
Net sales	$0.9	$9.6	$72.2
Loss from discontinued operations before income taxes	47.2	77.5	118.0
Net loss from discontinued operations	29.7	49.0	89.0

Note 15 —	Other Transactions

Litigation:  Litigation settlements for 2004 resulted in Medtronic making a one-time payment of $20.0 million to settle a patent dispute related to atrial fibrillation technology. The Company recorded a $422.8 million net litigation charge in the second quarter of 2003. This charge was primarily due to an arbitration panel finalizing a ruling on August 19, 2003, that the Company’s MULTI-LINK DUET Coronary Stent System infringes certain claims under patents owned by Cordis. As a result, the Company made a payment of $425.0 million to Cordis in the fourth quarter of 2003. The Company accrued $425.0 million in that quarter based on the decision of an arbitration panel in a matter involving Cordis. That decision became final in the third quarter of 2003, with payment made in the fourth quarter of 2003.

Guidant Foundation:  In 2004, the Company contributed $20.0 million to the Guidant Foundation. Guidant Foundation is a non-profit organization that has common management with Guidant. Guidant Foundation provides financial support and grants to non-profit organizations for charitable and educational programs that improve the

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

quality of life for people who are at risk for or suffer from cardiovascular disease. Guidant Foundation also provides financial support to non-profit organizations in the communities where Guidant operates in the US. Contributions are made possible by the profits of Guidant; however, Guidant is not required to make contributions to the Guidant Foundation, except for amounts pledged. Amounts payable to Guidant Foundation at December 31, 2005 and 2004 were $23.0 million and $36.0 million.

Restructuring:  On July 21, 2004, Guidant’s Board of Directors approved a corporate-wide restructuring and realignment that included work force reductions, cessation of certain capital projects and contract terminations, resulting primarily from the weakness in the metallic coronary stent market. The charge associated with this plan was $66.0 million and includes severance and benefits packages for affected employees of $42.7 million, expense associated with the accelerated vesting of stock-based compensation (stock options and restricted stock) for affected employees of $7.1 million, impairment of property, plant and equipment of $6.5 million, relocation expenses of $4.4 million, contract termination costs of $3.9 million and other related costs of $1.4 million. At December 31, 2005, there was no restructuring liability remaining.

Note 16 —	Contingencies

The Company is involved in patent, product liability, shareholder and other legal proceedings that arise in the course of the Company’s business. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated, in accordance with SFAS 5, Accounting for Contingencies. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the lower end of the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

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

Losses in the matters below generally are not considered probable or cannot be reasonably estimated. Accordingly, the Company has not recorded material reserves, individually or in the aggregate, for these matters. While the liability of the Company in connection with the claims cannot be estimated with any certainty, the outcome of these legal proceedings is not expected to have a material adverse effect on the Company’s consolidated financial position (except as noted below), although the resolution of one or more of these matters could have a significant impact on the Company’s results of operations. While the Company believes that it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the Company may in the future incur material judgments or enter into material settlements of claims. Further, like many of its industry peers, the Company is now self-insured for product liability exposures beginning September 1, 2005. The decision to become self-insured does not affect coverage with respect to claims made under previous policies which, most recently, contained substantial self-insurance retentions; however, coverage of certain product liability claims may be, and in some circumstances, has been, contested by the carrier.

On February 18, 1998, Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular, Inc.) filed suit against the Company’s subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), in the District Court for Delaware alleging that the sale of its balloon-expandable coronary and peripheral stents infringes the Boneau patents Medtronic Vascular claims to own. The suit was consolidated with a suit by ACS alleging infringement by Medtronic Vascular of the Company’s Lau stent patents. The Medtronic Vascular complaint also alleges misappropriation of trade secrets and breach of a confidentiality agreement by ACS. In the lawsuit, Medtronic Vascular is seeking injunctive relief, co-ownership of the Lau patents, monetary damages and a ruling that the ACS stent patents asserted against Medtronic Vascular are invalid and/or unenforceable. This suit is one of a number of suits

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

brought by Medtronic Vascular under the Boneau patents against most of the substantial participants in the stent business. The allegations made by Medtronic Vascular are wide-ranging and cover the Company’s stent products broadly. Accordingly, while potential liability cannot be estimated with any certainty, an adverse outcome could have a material impact on results of operations or consolidated financial position. However, on January 5, 2005, the court ruled: Guidant’s stents do not infringe the Boneau patents; Medtronic Vascular’s state law claims regarding alleged misappropriation of trade secrets were barred due to the statute of limitations; and Mr. Boneau was not a co-inventor of the Lau patents. On March 16, 2005, Medtronic Vascular filed an appeal to the US Court of Appeals for the Federal Circuit regarding the District Court’s rulings on non-infringement of the Boneau patents and on Medtronic Vascular’s trade secret misappropriation claims. On October 31, 2005, the Company filed a brief with the Federal Circuit that responds to Medtronic Vascular’s appeal. Oral argument at the Federal Circuit is expected in 2006. A jury verdict on February 18, 2005, in the US District Court in Delaware, found that all twelve of the accused Medtronic Vascular stent delivery system products infringe at least one of the asserted Lau patent claims. Further, the jury verdict found that none of the asserted Lau patent claims were invalid. An allegation by Medtronic Vascular that the Lau patent claims found to be infringed by Medtronic Vascular products are unenforceable for inequitable conduct was contested by the Company in a bench trial held in the US District Court in Delaware on June 7-8, 2005. The parties have completed post-trial briefing, and await the Court’s ruling on the enforceability of the Lau patents and on Medtronic Vascular’s post-trial motions. Assuming the asserted and infringed Lau patent claims are not found to be unenforceable, a jury trial to determine damages based upon Medtronic Vascular’s infringement will be conducted; however, this trial has not yet been scheduled. During January 2006, the law firm of Pillsbury, Winthrop, Shaw, Pittman LLP (Medtronic Vascular’s litigation counsel in the above-referenced appeal to the Federal Circuit) filed a request for reexamination of the four above-referenced Lau patents in suit.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude, filed suit against the Company’s subsidiaries, Cardiac Pacemakers, Inc. (CPI) and Guidant Sales Corporation (GSC), in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. On the Company’s motions, the case was transferred to the District Court for Minnesota and stayed in October 2003 pending reexamination of two of the patents. The parties stipulated to lift the stay in October 2004. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled into late 2006. A Markman Hearing on claim construction is scheduled for March 2006.

On April 14, 2003, Medinol Ltd. (Medinol) filed suit against the Company and its ACS subsidiary in the Southern District of New York alleging that the sale of the Company’s MULTI-LINK ZETA®, MULTI-LINK PENTA® and MULTI-LINK VISION Coronary Stent Systems infringes five Medinol patents related to stent design. The complaint seeks injunctive relief and monetary damages. On September 30, 2004, the court issued a decision interpreting certain disputed terms in Medinol’s patents. Since then, Medinol has withdrawn its infringement allegations relating to two of the five initially asserted patents. Certain pretrial matters, including the filing of summary judgment motions by both parties, have been completed. The Company’s summary judgment motion of invalidity of the Medinol patents was denied on December 27, 2005, as the Court found that disputed issues of material fact exist, necessitating a jury trial on that issue. On February 10, 2006, the court ruled on the summary judgment motions relating to the allegations of infringement. Of the three remaining patents-in-suit, the court found that the accused products do not infringe two of the patents, but that the remaining one patent is infringed. The court further noted that the question as to whether the patents-in-suit are invalid has yet to be determined, and has scheduled a conference with the parties for March 6, 2006 to discuss when and how to proceed on Guidant’s counterclaim for a judgment of patent invalidity. No date had been set for trial on invalidity.

On June 12, 2003, the Company announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the US Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, the Company had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, the Company has been notified of additional claims and served

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

with additional complaints. From time to time, the Company has settled certain of the claims and suits for amounts that were not material to the Company. Currently, the Company has approximately 30 suits outstanding, and more suits may be filed. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce the Company’s exposure with respect to ANCURE claims, one of the Company’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. The Company also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve the Company’s rights to coverage.

Also following the EVT plea, the Company was served with securities class action and shareholder derivative complaints relating to the ANCURE System. The securities class action has been dismissed with prejudice and without payment by the Company. The derivative suits relating to the ANCURE System currently are pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of the Company, initially alleged that the Company’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. The Company moved to dismiss the federal derivative action, which motion is fully briefed. In connection with the briefing, the federal court certified an issue to the Indiana Supreme Court relating to the plaintiffs’ obligation to make a demand on the Company’s Board of Directors before filing a lawsuit. While the certified questions were pending before the Indiana Supreme Court, the plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On January 23, 2006, the Company and its directors moved to dismiss the amended complaint. On February 2, 2006, the Indiana Supreme Court issued its ruling on the certified question. The federal derivative plaintiff has not yet filed its response to the Company’s pending motion to dismiss. Also in December 2005, the plaintiff in the federal derivative case sought a temporary restraining order and preliminary injunction enjoining certain provisions in Guidant’s proposed merger agreement with Johnson & Johnson. After an evidentiary hearing held on January 20, 2006, the federal court denied plaintiff’s application in all respects.

On August 29, 2003, Medtronic filed a declaratory judgment action in the District Court for Delaware against the Company, GSC, Eli Lilly and Company, and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of US patent RE 38,119 (‘119), which patent relates to cardiac resynchronization therapy and bi-ventricular pacing therapy. The ‘119 patent is exclusively licensed to the Company as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, and a bench trial was held in November 2004. On July 19, 2005 the judge issued an order upholding the validity of the patent. Medtronic is appealing this decision to the Court of Appeals for the Federal Circuit, and briefing for this appeal has been completed.

On February 2, 2004, the Company, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe the ‘119 patent, described in the prior paragraph. Pretrial matters are scheduled through 2006, with the trial currently scheduled to begin in March 2007.

On February 24, 2004, the Company’s subsidiary, CPI, filed a patent infringement action in the District Court of Minnesota against St. Jude and Pacesetter. In the Company’s complaint, as amended, CPI and GSC allege that St. Jude’s Quicksite over-the-wire pacing lead infringes US Patent No. 5,755,766/Reexamination Certificate No. 5,755,766 C1 and US Patent No. 6,901,288. Pretrial matters are scheduled into 2007.

On February 24, 2004, the Company entered into an agreement with J&J to co-promote the CYPHER Sirolimus-eluting Coronary Stent in the US. Previously, BSC sued J&J in the US District Court for the District of Delaware

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

alleging that the CYPHER stent infringes four patents owned or licensed by BSC. On March 16, 2004, BSC filed an amended complaint adding the Company as a defendant. On March 11, 2005, BSC dismissed all of its claims relating to three of the four asserted patents. Fact discovery is largely complete. Supplemental expert discovery is expected to conclude in February 2006. Trial on the one remaining patent is scheduled to commence March 6, 2006. Under the terms of the Company’s agreement with J&J, J&J is required to indemnify the Company.

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

On December 8, 2004, Scimed Life Systems, Inc. (Scimed), a subsidiary of BSC, filed suit against the Company and the Company’s subsidiaries, ACS and GSC, in the District of Minnesota alleging that ACS and GSC have infringed three of Scimed’s patents relating to various features of embolic protection systems. This suit alleges patent infringement as a result of the manufacture, use, and sale of the Company’s carotid embolic protection and carotid stent systems. Scimed is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled into 2006. The Court has scheduled a Markman Hearing for April 3, 2006. The case is expected to be ready for trial in January 2007.

In April 2005, Joseph Kopstein filed suit against the Company, as the successor to X Technologies, Inc. (X Technologies), and several other defendants in the Superior Court of the State of California, County of San Diego, alleging, among other things, breach of contract and fraud related to shares that he held in X Technologies. X Technologies was acquired by the Company in June of 2003. See Note 4 to the consolidated financial statements.

Beginning in late June 2005, four securities class action complaints were filed on behalf of Company shareholders in the US District Court for the Southern District of Indiana, against the Company and several of its officers. The complaints allege that the defendants concealed adverse information about the Company’s defibrillators and sold stock in violation of federal securities laws. The complaints seek class certification, monetary damages, and injunctive relief. On October 24, 2005, these complaints were voluntarily dismissed without prejudice.

In July 2005, a purported class action complaint was filed on behalf of participants in the Company’s employee pension benefit plans. This action is also in the US District Court for the Southern District of Indiana, against the Company and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132. Specifically, the complaint alleges that Company fiduciaries concealed adverse information about the Company’s defibrillators and imprudently made contributions to the Company’s 401(k) plan and employee stock ownership plan in the form of Company stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006.

Approximately 60 product liability class action lawsuits and approximately 145 individual lawsuits have been filed in various state and federal jurisdictions against the Company following the Company’s 2005 product communications. An additional six lawsuits have been filed in Canada. The majority of the cases in the United States are pending in federal court but approximately 20 are pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 and assigned the federal court cases to Judge Donovan W. Frank of the United States District Court for the District of Minnesota in Minneapolis. Judge Frank will preside over the

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

coordinated proceedings relating to the federal court product liability lawsuits. On January 31, 2006, Judge Frank entered Pretrial Order No. 5 in which he scheduled the first federal court trial for March 15, 2007. The complaints in these product liability lawsuits generally allege strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. The complaints generally seek class certification, monetary damages and injunctive relief. Two cases pending in federal court have sought to enjoin any acquisition of the Company by another company or to recover substantial portions of the acquisition amount as damages for the device recipients. The first trial related to the Company’s 2005 product communications involves two individual plaintiffs and is scheduled to begin in April 2006 in Texas state court in Nueces County, Texas. The FDA’s Office of Criminal Investigations has issued a subpoena to the plaintiffs’ attorneys involved in this trial asking plaintiffs’ counsel to turn over documents they have received from the Company as part of the civil litigation discovery process. Guidant has also been informed of over 2,500 claims of individuals that may or may not mature into filed suits. Approximately 1,700 of these claims were reported to Guidant in late January 2006. At this time, due to the insufficient information communicated to the Company, management cannot reasonably estimate the amount of potential loss, if any, related to these 1,700 claims. As more information becomes available related to these product liability matters, additional accruals for losses considered probable, may be necessary. An unfavorable outcome in these matters could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

The Company has received requests for information in the form of Civil Investigative Demands (CID) from the attorneys general of Arizona, Oregon, Illinois, Vermont and Louisiana. These attorneys general advise that approximately thirty other states and the District of Columbia are cooperating in these CID demands. The CIDs pertain to whether the Company violated any applicable state laws in connection with certain of its implantable defibrillators. The Company is cooperating with these investigations.

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against the Company pursuant to the New York’s Consumer Protection Law (N.Y. Executive Law § 63(12)). In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its PRIZM 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, the Company has engaged in repeated and persistent fraudulent conduct in violation of N.Y. Executive Law § 63(12). With respect to damages, the Attorney General is seeking permanent injunctive relief, restitution for patients in whom a PRIZM 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief.

Approximately seventy former employees have filed charges against the Company with the US Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that the Company discriminated against the former employees on the basis of their age when the Company terminated their employment in August 2004 in conjunction with the Company’s reduction in force. The EEOC has not yet rendered a decision on the charges.

The Company is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or ‘MSP’) private right of action, as well as related claims. Neither of these complaints is pled as a putative class action. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of voluntary field actions during 2005. One of these complaints is pending in the federal district court for the District of Minnesota and the other is pending in the federal district court for the Middle District of Florida. In addition to the MSP claim, the complaint in the Florida case also contains a claim under the federal Magnusson-Moss Warranty Act.

Guidant is also a defendant in two separate complaints brought by third-party payers (TPPs) who provide health benefits, and who are seeking to recover amounts they allegedly paid in connection with the devices that were the subject of voluntary field actions during 2005. These two cases are respectively UFCW Local 1776 and Participating Employees Health & Welfare Fund v. Guidant Corporation case and the City of Bethlehem v. Guidant Corporation case. Plaintiffs in both of these complaints claim to represent nationwide classes of TPPs. Both of these

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

complaints are pending in the federal district court for the District of Minnesota. That court has suspended all deadlines for the filing of responsive pleadings in these cases.

In January 2006, the Company was served with a civil qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The civil lawsuit claims that the Company violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranties related to some upgraded or replaced medical devices, thereby causing hospitals to allegedly file reimbursement claims with federal and state health care programs for amounts that did not reflect available warranty credits. The State of Tennessee declined to intervene in the qui tam action. The United States and the states of Florida and California have not intervened.

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

On November 3, 2005, a securities class action complaint was filed on behalf of Company shareholders in the US District Court for the Southern District of Indiana, against the Company and several of its officers. The complaint alleges that the defendants concealed adverse information about the Company’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006, and will likely be consolidated with the initial complaint filed on November 3, 2005.

In September of 2005, Guidant received an administrative subpoena from the Office of the California State Attorney General. The subpoena requests documents related to the manufacturing and performance of Guidant stents and angioplasty catheters. Guidant is cooperating in this matter.

In October 2005, the Company received administrative subpoenas from the US Department of Justice US Attorney’s offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the US Attorney’s office in Boston requests documents concerning marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products. The subpoena from the US Attorney’s office in Minneapolis requests documents relating to the Company’s VENTAK PRIZM 2 and CONTAK RENEWAL and CONTAK RENEWAL 2 devices. The Company is cooperating in these matters.

On January 20, 2006, Occam International B.V., a subsidiary of Biosensors International Group Ltd. (collectively referred to as Occam), filed suit against the Company and its subsidiary, ACS, in the Superior Court of the State of California, County of Orange, alleging that the Company and ACS are in breach of their obligations under the Asset Purchase and License Agreement between ACS and Occam. Occam is seeking monetary damages, interest, and attorneys’ fees. The Company will file a response to the complaint in the near future.

On January 26, 2006, Donald Wright filed a lawsuit in the United States District Court for the District of Minnesota against Guidant and Boston Scientific Corporation, seeking a permanent injunction against Boston Scientific Corporation’s purchase of Guidant under various Minnesota statutes. Mr. Wright is separately pursuing a product liability action against Guidant, which is part of the Multi District Litigation. On February 14, 2006, Mr. Wright moved for injunctive relief directing Boston Scientific Corporation to deposit $6.3 billion into the Court, for subsequent payment to plaintiffs who filed product liability claims against Guidant.

On February 15, 2006, Medtronic Vascular, Inc., Medtronic USA, Inc., and Medtronic Vascular Galway, Ltd. (collectively, Medtronic) filed a complaint for patent infringement against Advanced Cardiovascular Systems, Inc,

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

and Guidant Sales Corporation (collectively, Guidant) in the United States Court, Northern District of California. Medtronic alleges that both U.S. Patent Nos. 6,605,057 and 6,190,358 are infringed by certain balloon catheters, including but not limited to: Guidant POWERSAIL, Guidant HIGHSAIL, and Guidant OPENSAIL Coronary Dilatation Catheters. Both patents relate to certain design aspects of balloon dilatation catheters. In the same complaint, Medtronic and Evysio Medical Devices ULC (Evysio) allege that U.S. Patent No. 6,858,037 is infringed by Guidant stents for coronary applications, including but not limited to Guidant MULTI-LINK Vision Coronary Stent Systems. Medtronic alleges that it is the exclusive licensee of this patent in the field of the human coronary system. This patent relates to certain design aspects of stents. The plaintiffs seek relief in the form of: a preliminary and permanent injunction; damages; trebled damages (if willful infringement is shown); costs and expenses; and attorney’s fees. Guidant will provide an appropriate answer with its defenses to these allegations in due time.

Note 17 —	Selected Quarterly Information (Unaudited)

The following table summarizes the Company’s operating results by quarter:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First

Net sales	$828.2	$795.0	$974.1	$953.3	$968.2	$924.5	$938.8	$934.1
Cost of products sold	187.8	170.2	346.2	225.3	232.0	228.7	234.6	226.3

Gross profit	640.4	624.8	627.9	728.0	736.2	695.8	704.2	707.8
Research and development	171.8	152.7	143.9	129.6	117.2	124.4	136.8	137.6
Purchased in-process research and development	—	65.0	10.0	—	—	—	73.0	26.8
Sales, marketing and administrative	354.8	327.8	351.8	310.3	296.1	282.1	298.1	314.7
Interest, net	(21.3)	(16.5)	(12.0)	(7.6)	(4.7)	(2.5)	(0.2)	(1.0)
Royalties, net	13.4	10.9	12.3	12.7	12.8	12.6	12.5	12.1
Amortization	4.8	4.8	4.8	7.8	8.0	7.7	7.7	7.3
Other, net	4.5	2.7	(0.1)	(7.1)	6.9	5.3	6.4	2.5
Litigation, net	—	—	—	—	(20.0)	—	—	—
Foundation contribution	—	—	—	—	20.0	—	—	—
Restructuring charge	—	—	—	—	—	66.0	—	—
Impairment charge	—	—	—	60.0	—	—	—	—

Income from continuing operations before income taxes	112.4	77.4	117.2	222.3	299.9	200.2	169.9	207.8
Income taxes	27.0	12.0	1.1	45.6	176.2	39.5	34.3	54.8

Income from continuing operations	85.4	65.4	116.1	176.7	123.7	160.7	135.6	153.0
Loss from discontinued operations, net of income taxes	(6.5)	—	(8.8)	(14.4)	(19.2)	(7.1)	(9.1)	(13.6)

Net income	$78.9	$65.4	$107.3	$162.3	$104.5	$153.6	$126.5	$139.4

Earnings per share-basic
Income from continuing operations	$0.26	$0.20	$0.36	$0.55	$0.39	$0.51	$0.44	$0.50
Loss from discontinued operations, net of income taxes	(0.02)	—	(0.03)	(0.04)	(0.06)	(0.02)	(0.03)	(0.05)

Net income	$0.24	$0.20	$0.33	$0.51	$0.33	$0.49	$0.41	$0.45

GUIDANT CORPORATION

Notes to Consolidated Financial Statements

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First

Earnings per share-diluted
Income from continuing operations	$0.25	$0.20	$0.35	$0.54	$0.38	$0.50	$0.42	$0.48
Loss from discontinued operations, net of income taxes	(0.02)	—	(0.03)	(0.05)	(0.06)	(0.02)	(0.03)	(0.04)

Net income	$0.23	$0.20	$0.32	$0.49	$0.32	$0.48	$0.39	$0.44

Weighted average common shares outstanding
Basic	329.86	327.62	323.96	319.85	316.06	312.70	310.91	308.48
Diluted	335.92	335.22	331.90	329.47	325.56	320.68	320.15	318.56
Common stock prices
High	$72.50	$72.91	$75.15	$75.08	$74.20	$66.87	$69.50	$73.70
Low	$55.26	$64.20	$59.94	$70.80	$62.05	$49.95	$51.50	$59.39

All financial information reflects the AAA and GALILEO product lines and Brazil operations as discontinued operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Guidant Corporation

We have audited the accompanying consolidated balance sheets of Guidant Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guidant Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guidant Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 10, 2006

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was carried out, under the supervision of and with the participation of Guidant’s management, including the interim chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Guidant Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guidant Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Guidant Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Guidant Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guidant Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Guidant Corporation and our report dated February 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Indianapolis, Indiana
February 10, 2006

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The Company’s annual meeting of shareholders for 2006 has been postponed due to the pending merger with Boston Scientific Corporation.

Directors

The following individuals serve as members of the Company’s Board of Directors. Except as otherwise indicated, primary affiliations for the past five years are as listed below.

James M. Cornelius Age: 62 Director from 1994	Executive chairman of the Company’s board and Interim Chief Executive Officer
Other boards: Bristol-Myers Squibb Company, Chubb Corporation, Given Imaging Ltd., The DIRECTV Group, Inc. and The National Bank of Indianapolis Corporation

Maurice A. Cox, Jr. Age: 55 Director from 1995	Retired president and chief executive officer of The Ohio Partners, LLC (venture capital)

Nancy-Ann Min DeParle Age: 49 Director from 2001	Senior advisor, J.P. Morgan Partners, LLC and adjunct professor, The Wharton School, University of Pennsylvania; previously administrator of the Healthcare Financing Administration (now the Centers for Medicare and Medicaid Services) (1997-2000)
Other boards: Accredo Health Incorporated (until July 2005 due to sale of the company to Medco Health Solutions, Inc.), Cerner Corporation, DaVita, Inc, and Triad Hospitals, Inc.

Enrique C. Falla Age: 66 Director from 1995	President of Falla, Smith & Associates, Inc. (business and financial consulting); previously senior consultant, executive vice president, and chief financial officer of Dow Chemical Company (1991-2000)

Michael Grobstein Age: 63 Director from 1999	Retired vice chairman of Ernst & Young LLP and vice chairman of Ernst & Young International Other board: Given Imaging Ltd.

Kristina M. Johnson Age: 48 Director from 2004	Dean of the Pratt School of Engineering at Duke University Other boards: The AES Corporation and Minerals Technology Corporation

J.B. King Age: 76 Director from 1994	Counsel to the law firm of Baker & Daniels (which provides legal services to the Company representing less than one percent of the revenues of Baker & Daniels); previously, vice president and general counsel of the Company (through 2000)

J. Kevin Moore Age: 51 Director from 1995	Vice president and managing partner of Arbor Group, LLC (healthcare consulting); previously senior vice president for strategic planning for Advanced Medical Productions (through 2003) and senior vice president and chief operating officer of the Carolinas Medical Center (through 2000)

Mark Novitch, MD Age: 73 Director from 1995	Retired vice chairman of the board and chief compliance officer of The Upjohn Company (pharmaceuticals) Other boards: Alteon, Inc., Kos Pharmaceuticals, Inc. and Neurogen Corporation

Jack A. Shaw Age: 67 Director from 2004	Retired president, chief executive officer and a director of Hughes Electronics Corporation (digital television entertainment and broadband satellite)
Other boards: Globecomm Systems, Inc. and XM Satellite Radio, Inc.

Eugene L. Step Age: 77 Director from 1995	Retired executive vice president and president of the pharmaceutical division of Eli Lilly and Company and member of its executive committee and board of directors
Other boards: Cell Genesys, Inc. and Ceregene, Inc.

Ruedi E. Wäger, PhD Age: 62 Director from 1995	Retired president and chief executive officer of Aventis Behring LLC (blood plasma and therapeutic proteins) and member of its board of directors Other boards: Alexion Pharmaceuticals, Inc.

August M. Watanabe, MD Age: 64 Director from 2001	Retired executive vice president, science and technology, of Eli Lilly and Company and member of its executive committee and board of directors

Guidant’s business is managed under the board’s direction. The independent directors annually elect a chairman to lead the board. Mr. James M. Cornelius served as the non-executive chairman in 2005 through November 15, 2005, at which point the board appointed Mr. Cornelius as the Interim Chief Executive Officer to succeed Mr. Ronald W. Dollens, while continuing to serve as chairman. Since Mr. Cornelius, who formally presided over sessions of non-management directors, has been appointed Interim Chief Executive Officer, the Company will rotate the presiding position among the chairs of the board committees.

The full board or the independent directors as a group or any of the directors can be contacted by writing to Guidant Corporation, Secretary, P.O. Box 44906, Indianapolis, IN 46244. All communications will be compiled by the secretary and submitted to the addressees on a periodic basis.

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

Under these standards, the board concluded that a majority of the board is independent. All board members other than Messrs. Cornelius and King were found to be independent. Each member of the Audit, Management Development and Compensation and Corporate Governance Committees is an independent director as determined by the board and as required under applicable NYSE listing standards.

Guidant’s board has determined that at least one member of the Audit Committee, the committee chair, Mr. Grobstein, is an “audit committee financial expert,” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407. As described above, Mr. Grobstein is an independent director. The remaining members of the Audit Committee are Messrs. Cox, Falla and Moore.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. If a Guidant shareholder wishes to nominate a candidate for director for the 2006 annual meeting (if it is held), Guidant’s secretary must have received written notice no later than the close of business on the tenth day following the day on which notice of the 2006 annual meeting is mailed or publicly announced, whichever occurs first. The notice must provide additional information as described in the Company’s by-laws.

Guidant has also posted the Board of Director’s Corporate Governance Guidelines, the charters of the board’s audit, nominating (governance) and compensation committees, and the Company’s Code of Business Conduct covering directors and all employees on the Company’s website. These materials also are available free of charge in print to shareholders who request them in writing.

Executive Officers

The following executive officers serve at the pleasure of the board. Service dates include service with Eli Lilly and Company.

	Age	Title/Service

James M. Cornelius	62	Chairman and Interim Chief Executive Officer (2005) Service as a Director from 1994
Mark C. Bartell	45	President, Sales Operations (2000) Company service from 1985
Keith E. Brauer	57	Vice President, Finance and Chief Financial Officer (1994) Company service from 1974
John Capek	44	President, Vascular Intervention (2005) Company service from 1987
Maria Degois-Sainz	40	President, Cardiac Surgery (2003) Company service from 1989
Bernard E. Kury	67	Vice President and General Counsel (2004) Company service from 2004; previously a partner with Dewey Ballantine from 1971
Ronald K. Lattanze	42	President, Endovascular Solutions (2005) Company service from 1996
Beverly H. Lorell, MD	56	Vice President, Chief Medical and Technology Officer (2003) Company service from 2003; also served as professor of medicine at Harvard Medical, a position held from 1999 through January 1, 2006
Kathy Lundberg	56	Vice President, Chief Compliance Officer (2001) Company service from 1981
Peter J. Mariani	42	Vice President, Corporate Controller and Chief Accounting Officer (2002) Company service from 1994
William F. McConnell, Jr.	56	Vice President and Chief Information Officer (1998) Company service from 1998
R. Frederick McCoy, Jr.	49	President, Cardiac Rhythm Management (2000) Company service from 1981
Ronald N. Spaulding	42	President, International Operations (2005) Company service from 1994
Doug Wilson	53	Vice President, Human Resources (2005) Company service from 2002; also served as President and Chief Operating Officer of Ronald Blue & Co., a position held from 2000-2002

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and NYSE. Executive officers, directors and beneficial owners with more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such reports and written representations from the Company’s executive officers and directors, the Company believes that its executive officers and directors complied with Section 16(a) filing requirements during 2005, except Mr. Cornelius filed one report late relating to the purchase of 16,720 shares of common stock on the open market.

Code of Business Conduct

Guidant has a Code of Business Conduct applicable to directors and employees and certain additional parties related to Guidant, including Guidant’s principal executive officer, principal financial officer, principal accounting officer and controller, and other employees performing similar functions. A copy of the Code of Business Conduct is available at www.guidant.com.

Guidant intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct by posting such information on Guidant’s website at the address specified above.

ITEM 11.	Executive Compensation

Director Compensation

Directors who are not employees of Guidant receive compensation for board service. The arrangements include an annual cash retainer of $36,000 and annual option to purchase 10,000 shares for all members except the non-executive chairman, who receives an annual cash retainer of $400,000 and an annual option to purchase 20,000 shares. For any meetings held outside of the six regularly scheduled board meetings, directors also receive $3,000 for each in-person board or committee meeting and $1,000 if telephonic. Committee chairs receive $10,000 annually, except for the chairs of the Audit Committee and the Compliance Committee, who receive $15,000. The Company also provides a maximum of $5,000 annually provided as a match to a director’s contributions to qualified educational institutions.

The options granted as part of the annual retainer have an exercise price set at the fair market value on the date of the grant, have a ten-year term and typically vest approximately one year from the grant date; however, the 2005 grant was immediately vested upon grant. The annual grants are made pursuant to the 1996 Non-Employee Director Stock Option Plan.

James M. Cornelius became the Company’s executive chairman and interim chief executive officer in November 2005 upon Ronald W. Dollens’ retirement.

Executive Compensation

The following tables provide compensation information for Guidant’s interim chief executive officer, each of the four next most highly compensated executive officers and Ronald W. Dollens and Guido J. Neels, who both ceased to serve as executive officers during 2005 (the “named executive officers”).

Summary Compensation Table

					Long-term Compensation(1)
						Number of
						Securities
					Restricted	Underlying
		Annual Compensation		Other Annual	Stock	Options	All Other
Name and Principal Position	Year	Salary	Bonus(2)	Compensation	Awards(3)	Granted(4)	Compensation(5)

James M. Cornelius	2005	$497,736	$0	$0	$0	20,000	$34,062
Chairman and Interim Chief	2004	0	0	0	0	0	0
Executive Officer(6)	2003	0	0	0	0	0	0
Ronald W. Dollens	2005	670,837	321,563	31,512	2,740,220	0	99,350
President and Chief	2004	735,012	0	20,511	801,497	109,350	81,545
Executive Officer	2003	700,008	437,500	10,000	2,500,560	0	84,252
Bernard E. Kury	2005	420,000	87,500	57,067	851,690	0	21,000
General Counsel(7)	2004	296,976	200,000	0	499,991	25,425	10,250
	2003	0	0	0	0	0	0
Guido J. Neels	2005	566,520	0	1,747,602	851,690	0	4,033,826
Chief Operating Officer(8)	2004	507,748	0	41,662	1,585,243	45,650	123,596
	2003	427,212	187,500	226,016	1,232,915	0	114,177
Keith E. Brauer	2005	401,904	109,375	10,000	851,690	0	36,437
Vice President, Finance and	2004	372,329	0	21,777	1,236,403	22,000	33,571
Chief Financial Officer	2003	340,680	125,000	10,000	916,872	0	30,838
R. Frederick McCoy, Jr.	2005	372,768	109,375	17,462	851,690	0	32,952
President,	2004	335,973	0	10,913	1,486,555	22,000	28,076
Cardiac Rhythm Management	2003	281,196	125,000	9,254	916,872	0	23,810
Mark C. Bartell	2005	322,512	87,500	6,237	851,690	0	22,426
President,	2004	293,184	0	22,204	485,947	22,000	23,455
Guidant Sales Corporation	2003	254,940	125,000	0	907,368	0	18,747

(1)	No long-term incentive plan payouts were made and no stock appreciation rights were granted.

(2)	Represents amounts awarded in cash as annual bonus.

(3)	In 2005, the following named executive officers were granted restricted stock awards: Mr. Dollens, 37,000 shares, $2,740,220; Mr. Kury, 11,500 shares, $851,690; Mr. Neels, 11,500 shares, $851,690; Mr. Brauer, 11,500 shares, $851,690; Mr. McCoy, 11,500 shares, $851,690 and Mr. Bartell, 11,500 shares, $851,690. The number of restricted shares held by the named executive officers at December 31, 2005, and the value of the shares on that date (based upon a closing stock price of $64.75 per share) were as follows: Mr. Kury, 11,500 shares, $744,625; Mr. Neels, 11,500 shares, $744,625; Mr. Brauer, 11,500 shares, $744,625; Mr. McCoy, 11,500 shares, $744,625; and Mr. Bartell, 11,500 shares, $744,625. Dividends are paid on restricted shares. Restricted shares generally vest at least three years from the date of grant and are subject to earlier vesting upon a change in control, death, disability or retirement. For purposes of accelerated vesting of equity as described in these compensation tables, a “change in control” includes approval of a transaction by the shareholders of the Company, such as the pending merger with BSC, which would result in the Company’s existing shareholders holding less than 50% of the voting shares of the surviving entity.

(4)	Options to acquire Guidant common shares.

(5)	Contributions by Guidant to the executive’s account in the ESSOP and Excess Savings Plan and above-market interest earned on any portion of the annual bonus deferred at an officer’s election.

(6)	Mr. Cornelius became Interim CEO effective November 15, 2005, upon Mr. Dollens’ retirement and will serve as such until the closing of a merger. His base salary is $900,000 per year, with a bonus target of $1.5 million, which is contingent upon closing of a merger. Mr. Cornelius waives his participation in the change in control plan. Mr. Cornelius’ salary in 2005 includes $381,826 in director fees. All options granted were granted to Mr. Cornelius as a director and there have been no grants to him since he has been the Interim CEO.

(7)	Mr. Kury was elected Vice President and General Counsel in April 2004.

(8)	All other compensation in 2005 represents a change in control payment of $3,899,560, contributions to ESSOP of $47,322, supplemental retirement of $84,000 and above-market interest earned on deferred bonus of $2,944. Other annual compensation in 2005 primarily consists of settlement of taxes on equity incurred due to relocation from Belgium to the United States in 2003 of $1,728,886. Other annual compensation in 2003 primarily relates to relocation allowances and related tax equalization.

Option Shares Granted in 2005

	Individual Grants(1)
	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise		Grant Date
	Options	Employees	Price Per		Present
Name	Granted	in Year	Share(2)	Expiration Date	Values(3)

James M. Cornelius	20,000	16.4%	$73.31	05/16/15	$270,300
Ronald W. Dollens	0	—	N/A	N/A	N/A
Bernard E. Kury	0	—	N/A	N/A	N/A
Guido J. Neels	0	—	N/A	N/A	N/A
Keith E. Brauer	0	—	N/A	N/A	N/A
R. Frederick McCoy, Jr.	0	—	N/A	N/A	N/A
Mark C. Bartell	0	—	N/A	N/A	N/A

(1)	Stock appreciation rights were not granted during 2005.

(2)	Represents the fair market value of Guidant’s shares on the date of grant. The grant was immediately vested upon grant and became exercisable.

(3)	Per SEC regulations, these values were established using the Black-Scholes stock option valuation model. The value ultimately realized, if any, will depend on the amount by which the market price of the stock exceeds the exercise price on the date of exercise.

Assumptions used to calculate the Grant Date Present Value of these option shares include:

(a)	Expected Volatility — The average variance in the percent change in monthly closing stock price of 21.00% from October 2002 to September 2005.

(b)	Risk Free Rate of Return — The assumed rate for a US Treasury obligation having a term of 3 years during the month of grant based on the actual US Treasury rates as published in the Federal Reserve Statistical Release, which was 3.72%.

(c)	Time of Exercise — The expected average actual option term, which was 3 years.

(d)	Turnover — The expected turnover rate for executives who receive stock options, which is 10%.

(e)	Dividend Yield — The expected dividend yield was 0.55%.

Aggregated Option Shares Exercised in 2005 and 2005 Year-End Values

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money Options at
	Acquired on	Value	Options at Year End		Year End(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James M. Cornelius	1,000,000	$24,248,595	126,000	0	$2,323,090	N/A
Ronald W. Dollens	271,404	20,018,755	1,971,350	0	54,628,314	N/A
Bernard E. Kury	0	0	25,425	0	37,121	N/A
Guido J. Neels	60,000	3,735,378	483,650	0	10,238,711	N/A
Keith E. Brauer	50,000	2,083,805	663,000	0	15,250,370	N/A
R. Frederick McCoy, Jr.	0	0	532,000	0	10,646,880	N/A
Mark C. Bartell	0	0	363,000	0	7,156,550	N/A

(1)	No stock appreciation rights were outstanding during 2005. Represents the amount by which the market price of Guidant’s shares exceeded the exercise prices of unexercised options on December 31, 2005.

Retirement Plans

Pension Plan Table

Estimated
Average Annual Earnings	Annual
(Highest 5 of Last 10 Years)	Benefit(1)

$ 375,000	$164,522
525,000	234,829
675,000	305,135
825,000	375,441
975,000	445,748
1,125,000	516,054
1,275,000	586,361
1,425,000	656,667
1,575,000	726,974
1,725,000	797,280
1,875,000	867,586

(1)	Assuming the named executive officer is age 65 upon retirement, the estimated annual benefit will not vary with years of service.

Certain executive officers of Guidant participate in one or both of two defined benefit pension plans that Guidant established: the Guidant Retirement Plan (the Retirement Plan) and the Guidant Excess Benefit Plan — Retirement (the Excess Plan). The Retirement Plan is a tax-qualified plan that determines benefits under a formula that takes into account a participant’s years of service and average annual earnings through the date of Guidant’s split-off from Lilly in September 1995. The Excess Plan is a non-qualified plan that supplements the Retirement Plan to provide a total pension benefit based on the Lilly Retirement Plan benefit formula (but without proration for years of service less than 35) and the participant’s total years of service and average annual earnings with Guidant and Lilly. (This benefit is determined without regard to certain limitations applicable to tax-qualified benefits under the Internal Revenue Code.) Pension benefits earned under this formula are illustrated in the above Pension Plan Table. The enhanced benefit provided by the Excess Plan is offset by (a) any benefits payable to the participant under the Retirement Plan and the Lilly pension plans and (b) the portion of the participant’s benefits under The Guidant Employee Savings and Stock Ownership Plan (ESSOP) and The Guidant Excess Benefit Plan — Savings (Excess Savings Plan) attributable to Guidant’s Retirement ESOP contributions.

The named executives other than Mr. Cornelius and Mr. Kury are entitled to receive retirement benefits under the Retirement Plan. Each has frozen benefits under the Retirement Plan based on his earnings and years of service with Guidant and Lilly prior to September 25, 1995. Expected annual benefits, expressed as a life annuity beginning at age 65, are as follows: Mr. Bartell: $16,200 and Mr. McCoy: $34,100. Messrs. Bartell and McCoy are also entitled to standard benefits under the Excess Plan.

Messrs. Cornelius, Dollens and Brauer are entitled to receive retirement benefits under the Retirement Plan and/or enhanced benefits under the Excess Plan. The Pension Plan Table sets forth a range of annual retirement benefits for graduated levels of average annual earnings (consisting of Salary and Bonus as set forth in the Summary Compensation Table) assuming retirement at age 65 with a subsidized 100% survivor annuity. As noted above, however, the amounts payable to the retired employee under the Excess Plan are reduced for benefits attributable to Guidant Retirement ESOP contributions to the ESSOP and the Excess Savings Plan and amounts payable under the Retirement Plan and Lilly pension plans. The amounts shown in the table are not subject to reduction for Social Security benefits.

Prior to becoming Chief Operating Officer, Mr. Neels served Guidant as president, Europe, Middle East, Africa and Canada. He did not participate in the domestic ESSOP; rather, he was covered by a pension program in Belgium. That program has been frozen, with contributions totaling approximately $176,000. The benefit (which will include interest at a rate allocated by the Belgian insurer) is payable in a lump sum at age 65 or earlier, at Mr. Neels’ request.

Change In Control Severance Pay Plan

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

Under the change in control plan, a “change in control” of Guidant is defined to occur upon a number of actions, including:

•	the acquisition by any person, directly or indirectly, of 20% or more of Guidant’s voting shares,

•	shareholder approval of certain business transactions, including transactions such as the merger with BSC,

•	Guidant entering into a definitive agreement, which if consummated, would result in a change in control, and

•	the Guidant Board of Directors adopting a resolution to the effect that a change in control has occurred.

Guidant’s entering into the merger agreement with J&J constituted a change in control under the change in control plan, as did entering into the merger agreement with BSC. Receipt of Guidant shareholder approval of the merger as well as the completion of the merger will each constitute a change in control for purposes of establishing the thirty-day period during which an executive officer may terminate his or her employment for any reason and be entitled to severance payments as described above.

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

Mr. Cornelius has indicated that he will decline the benefits that he otherwise may have received under the change in control plan.

Indemnification and Insurance

The Company’s merger agreement with BSC provides that all rights to indemnification and exculpation from liabilities for acts or omissions occurring at or prior to the effective time of the merger existing in favor of current or former directors or officers of Guidant under the Guidant articles of incorporation or bylaws will be assumed by the surviving corporation in the merger and will continue in full force and effect in accordance with their terms following completion of the merger.

The merger agreement also provides that for six years after the effective time of the merger, BSC will maintain directors’ and officers’ liability insurance for acts or omissions occurring at or prior to the effective time of the merger, covering each person who was, as of the date of the merger agreement, covered by Guidant’s directors’ and officers’ liability insurance, on terms no less favorable than those in effect as of the date of the merger agreement.

Transactions with Directors and Executive Officers

In 2004, the son of director J.B. King became employed with the Company as a field clinical representative. His compensation during 2005 was approximately $88,000.

In November 2003, Guidant entered into an agreement to invest up to $500,000 in a technology accelerator company that is affiliated with Duke University, all of which has been invested to date. Dr. Kristina M. Johnson was a founder of the company and had served as the chair of the board of directors. Upon the closing of the investment round in which the company participated, Dr. Johnson resigned from the board and divested her equity interests without compensation pursuant to Duke University policy; however, she continues to serve as an ex officio member of the company’s board of directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Directors’ and Executive Officers’ Ownership of Guidant Common Shares

Shares Owned
Beneficially(1)

Mark C. Bartell	448,140
Keith E. Brauer	897,685
James M. Cornelius	599,667
Maurice A. Cox, Jr.	83,520
Nancy-Ann Min DeParle	38,000
Ronald W. Dollens	2,364,666
Enrique C. Falla	76,269
Michael Grobstein	65,470
Kristina M. Johnson, Ph.D.	18,750
J.B. King	633,365
Bernard E. Kury	45,145
R. Frederick McCoy, Jr.	639,501
J. Kevin Moore	54,925
Guido J. Neels	665,558
Mark Novitch, M.D.	85,235
Jack A. Shaw	18,750
Eugene L. Step	91,926
Ruedi E. Wäger, Ph.D.	61,605
August M. Watanabe, M.D.	46,697
All directors and executive officers as a group (29 people)	8,417,891

(1)	Beneficial ownership is as of February 1, 2006. Each person listed owned less than 1% of the outstanding common shares of Guidant. All directors and executive officers as a group owned 3%. Unless otherwise indicated below, each person listed in the table possessed sole voting and investment power with respect to the shares. The shares shown include:

(a)	The following shares that may be purchased pursuant to stock options that are exercisable within 60 days of February 1, 2006: Mr. Bartell, 363,000; Mr. Brauer, 663,000; Mr. Cornelius, 121,375; Mr. Cox, 70,000; Ms. DeParle, 35,000; Mr. Dollens, 1,971,350; Mr. Falla, 64,000; Mr. Grobstein, 62,000; Ms. Johnson, 18,750; Mr. King, 70,500; Mr. Kury, 25,425; Mr. McCoy, 532,000; Mr. Moore, 43,000; Mr. Neels, 483,650; Dr. Novitch, 70,000; Mr. Shaw, 18,750; Mr. Step, 80,000; Dr. Wäger, 35,500; Dr. Watanabe, 48,000; and all directors and executive officers as a group, 6,056,011.

(b)	The following shares (as to which the holders possess voting but not investment power) credited to the accounts of named executive officers under The Guidant Employee Savings and Stock Ownership Plan (the ESSOP) as of December 31, 2005: Mr. Bartell, 13,247, Mr. Brauer, 50,365; Mr. Dollens, 54,227; Mr. Kury 320; Mr. McCoy, 27,193; Mr. Neels, 912; and all executive officers as a group, 186,666.

(c)	The following restricted shares (as to which the holders possess voting but not investment power): Mr. Bartell, 11,500; Mr. Brauer, 11,500; Mr. Kury, 11,500; Mr. McCoy, 11,500; and all executive officers as a group, 117,155.

(d)	The following shares, as to which beneficial ownership is shared and/or disclaimed: Mr. Cornelius, 57,408 shares owned by the Cornelius Family Foundation, Inc. and 62,857 shares owned by Cornelius Investors LLC, and Mr. Dollens, 50,000 shares owned by the Dollens Family Foundation, Inc.

Principal Holders of Guidant Common Stock

To Guidant’s knowledge, based upon the named shareholders’ filings with the SEC on Schedule 13G or 13D, the following were the only beneficial owners of 5% or more of the outstanding common shares of Guidant as of December 31, 2005:

Name and Address	Number of Shares	Percent

Capital Research and Management Company(1)	20,133,090	6.0%
335 Hope Street
Los Angeles, CA 90071
UBS AG(2)	17,129,126	5.1%
299 Park Avenue
New York, NY 10171

(1)	According to Capital Research’s Schedule 13G filing with the SEC dated February 6, 2006, it has (a) sole voting power with respect to 6,410,800 shares and sole power to cause disposition of 20,133,090 shares and (b) shared voting and dispositive power with respect to no shares.

(2)	According to UBS’s Schedule 13D filing with the SEC dated January 18, 2006, it has (a) sole power to cause the disposition and sole voting power with respect to 17,129,126 shares and (b) shared voting and dispositive power with respect to no shares.

Equity Compensation Plan Information

The following provides information as of December 31, 2005 with respect to Company equity compensation plans — the 1994 Stock Plan, 1998 Stock Plan, 1996 Non-employee Director Stock Plan and 2001 Employee Stock Purchase Plan.

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)*

Equity compensation plans approved by security holders	23,847,000	$45.64	3,171,000
Equity compensation plans not approved by security holders	0	0	0

*	The shares available for future issuance as of December 31, 2005 included the following:

•	2,800,000 shares available for purchase by employees under the 2001 Employee Stock Purchase Plan (established pursuant to Section 423 of the Internal Revenue Code of 1986, as amended), which are not available for grant in any other form; and

•	371,000 shares available for issuance in the form of restricted stock grants under the 1998 Stock Plan.

ITEM 13.	Certain Relationships and Related Transactions

See information under Item 11, “Transactions with Directors and Executive Officers”.

ITEM 14.	Principal Accountant Fees and Services

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

It has been Guidant’s practice for many years to require Audit Committee pre-approval of services by the independent auditors. All services for 2005 and 2004 were pre-approved pursuant to the Company’s pre-approval policies.

For 2005 and 2004, fees for services provided by Ernst & Young were as follows:

	2005	2004
Description of Fees	Amount	Amount

Audit Fees(1)	$2,684,000	$2,178,000
Audit-Related Fees(2)	247,000	122,000
Tax Fees(3)	969,000	1,799,000

Total	$3,900,000	$4,099,000

(1)	Includes fees for the annual audit and reviews of quarterly financial statements, internal control attestation and registration statements.

(2)	Includes fees for due diligence, employee benefit plan audits and accounting consultations.

(3)	Includes:

(a)	Tax compliance fees of $217,000 (2005) and $892,000 (2004), primarily for international and expatriate tax compliance and preparation and review of various tax returns; and

(b)	Other tax fees of $752,000 (2005) and $907,000 (2004), primarily related to international tax consulting and other international tax work.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

(a)(3) Exhibits

The Exhibit Index is included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on February 17, 2006, on its behalf by the undersigned, thereunto duly authorized.

GUIDANT CORPORATION

By:	/s/ James M. Cornelius
James M. Cornelius,
Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 17, 2006, by the following persons on behalf of the Registrant in the capacities indicated.

/s/ James M. Cornelius James M. Cornelius	Chairman of the Board and Interim Chief Executive Officer

/s/ Keith E. Brauer Keith E. Brauer	Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ Peter J. Mariani Peter J. Mariani	Corporate Controller and Chief Accounting Officer (principal accounting officer)

/s/ Maurice A. Cox, Jr. Maurice A. Cox, Jr.	Director

/s/ Nancy-Ann Min DeParle Nancy-Ann Min DeParle	Director

/s/ Enrique C. Falla Enrique C. Falla	Director

/s/ Michael Grobstein Michael Grobstein	Director

/s/ Kristina M. Johnson, Ph.D. Kristina M. Johnson, Ph.D.	Director

/s/ J.B. King J.B. King	Director

/s/ J. Kevin Moore J. Kevin Moore	Director

/s/ Mark Novitch, M.D. Mark Novitch, M.D.	Director

/s/ Jack A. Shaw Jack A. Shaw	Director

/s/ Eugene L. Step Eugene L. Step	Director

/s/ Ruedi E. Wäger, Ph.D. Ruedi E. Wäger, Ph.D.	Director

/s/ August M. Watanabe, M.D. August M. Watanabe, M.D.	Director

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

	Col. B	Col. C		Col. E
	Balance at	Charged to		Balance at
Col. A	Beginning	Costs and	Col. D	End of
Description	of Period	Expenses	Deductions(1)	Period

(In millions)
Year Ended December 31, 2003
Allowance for inventory obsolescence	$56.0	$54.1	$(65.6)	$44.5
Allowance for doubtful accounts	29.5	3.8	(9.3)	24.0

Totals	$85.5	$57.9	$(74.9)	$68.5

Year Ended December 31, 2004
Allowance for inventory obsolescence	$44.5	$20.0	$(32.0)	$32.5
Allowance for doubtful accounts	24.0	1.7	(3.7)	22.0

Totals	$68.5	$21.7	$(35.7)	$54.5

Year Ended December 31, 2005
Allowance for inventory obsolescence	$32.5	$42.7	$(14.4)	$60.8
Allowance for doubtful accounts	22.0	2.0	(7.3)	16.7

Totals	$54.5	$44.7	$(21.7)	$77.5

Information above excludes discontinued operations: GALILEO and AAA product lines and Brazil operations.

(1)	Write-off of obsolete units or uncollectible accounts, impact of changes in exchange rates and other adjustments.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of January 25, 2006 among Boston Scientific Corporation, Galaxy Merger Sub, Inc. and the Company(1)

3.1	Amended Articles of Incorporation(18)

3.2	By-Laws of the Registrant(2)

4.1	Specimen of Certificate for Common Stock(3)

4.2	Form of Indenture between the Company and Citibank, N.A., as Trustee(4)

4.3	Form of Supplemental Indenture between the Company and Citibank, N.A., as Trustee(4)

4.4	Rights Agreement dated as of December 15, 2004 between the Company and EquiServe Trust Company, N.A.(1)

4.5	First Amendment, effective as of November 14, 2005, to the Rights Agreement, dated as of December 15, 2004, between the Company and EquiServe Trust Company, N.A.(14)

4.6	Second Amendment, effective as of January 25, 2006, to the Rights Agreement, dated as of December 15, 2004, between the Company and Computer Share Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)(15)

10.1	Settlement and License Agreement dated as of December 17, 1991 among Schneider (Europe) A.G., Schneider (USA) Inc. and Advanced Cardiovascular Systems, Inc. (ACS)(3)

10.2	Amendment to Settlement and License Agreement dated as of April 9, 1992 among Schneider (Europe) A.G., Schneider (USA) Inc. and ACS(3)

10.3	Amended License Agreement dated as of September 26, 1988 between Paul Yock, M.D. and ACS(3)

10.4	First Amendment to Amended License Agreement dated as of January 1, 1992 between Paul Yock, M.D. and ACS(3)

10.5	Second Amendment to Amended License Agreement dated as of January 13, 1992 between Paul Yock, M.D. and ACS(3)

10.6	Amended and Restated Exclusive License Agreement by and between Mirowski Family Ventures, LLC and the Company dated January 28, 2004(18)
10.7	Master License Agreement dated April 3, 2000 by and among Cordis Corporation, the Company, and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment(5)

10.8	Agreements through and including Settlement and Release Agreement and Amendment to Master License Agreement dated February 24, 2004 by and between the Company, Johnson & Johnson and their respective affiliates, portions of which have been omitted pursuant to a request for confidential treatment(6)

10.9	Guidant Corporation 1994 Stock Plan, as amended(7)#

10.10	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended(8)#

10.11	Guidant Corporation 1998 Stock Plan, as amended(8)#

10.12	Form of Company Option Grant(18)#

10.13	Form of Company Restricted Stock Grant(18)#

10.14	2001 Guidant Corporation Employee Stock Purchase Plan(9)#

10.15	Guidant Corporation Economic Value Added (EVA) and Milestone Bonus Plan, as amended(10)#

10.16	Guidant Corporation Change in Control Plan for Select Employees(11)#

10.17	Form of Amendment to Change in Control Plan for Select Employees(1)#

10.18	Guidant Corporation Excess Benefit Plan — Savings (Restated January 1, 2002)(8)#

10.19	Guidant Corporation Excess Benefit Plan — Retirement(12)#

10.20	The Guidant Executive Deferred Bonus Plan, as amended(10)#

10.21	Settlement Agreement, dated as of November 14, 2005, by and between Johnson & Johnson and the Company(16)

10.22	Letter Agreement between Peter J. Mariani and the Company, dated December 15, 2005(16)#

10.23	Form of Voting Agreement between the Company and certain shareholders of Boston Scientific Corporation(15)

11	Statement regarding computation of per-share earnings(13)

12	Statement of Computation of Ratio of Earnings to Fixed Charges*

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of James M. Cornelius*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Keith E. Brauer*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of James M. Cornelius*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Keith E. Brauer*
99	Factors Possibly Affecting Future Operating Results*

(1)	Incorporated by reference to the Company’s filing on Form 8-K dated as of January 25, 2006.

(2)	Incorporated by reference to the Company’s filing on Form 8-K dated as of December 16, 2002.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-83934.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-00014.

(5)	Incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2000.

(6)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 2004.

(7)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2002.

(9)	Incorporated by reference to the Company’s 2001 Proxy Statement.

(10)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2003.

(11)	Incorporated by reference to the Company’s 10-Q for the quarter ended March 31, 1995.

(12)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to Item 8 under “Notes to Consolidated Financial Statements,” Note 6 — Earnings Per Share.

(14)	Incorporated by reference to the Company’s filing on Form 8-K dated as of November 15, 2004.

(15)	Incorporated by reference to the Company’s filing on Form 8-K dated as of January 25, 2006.

(16)	Incorporated by reference to the Company’s filing on Form 8-K dated as of November 18, 2005.

(17)	Incorporated by reference to the Company’s filing on Form 8-K dated as of December 15, 2005.

(18)	Incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 2004.

*	Filed with this 10-K

#	Management Contracts